Form 10-K
period 1997-01-31
FIRST AVIATION SERVICES INC
filed 1997-05-01
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)

    X        ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---------    ACT OF 1934 (NO FEE REQUIRED)
             FOR THE FISCAL YEAR ENDED JANUARY 31, 1997


             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM___________ TO ____________


COMMISSION FILE NUMBER  0-2199

                          FIRST AVIATION SERVICES INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           06-1419064
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


15 RIVERSIDE AVENUE
WESTPORT, CONNECTICUT                                         06880-4214
(Address of principal executive offices)                      (Zip Code)


                  ISSUER'S TELEPHONE NUMBER (203) 291-3300
                         (OFFICE OF THE SECRETARY)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                  ON WHICH REGISTERED
-------------------                                  ----------------------
None                                                 None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $0.01 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days or for such short period that the registrant was subject to such filing
requirements. Yes X   No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates as of April 25, 1997 was approximately $35,100,100.

The number of shares outstanding of the registrant's common stock as of April 25, 1997 is 8,915,000 shares.

                    Documents incorporated by reference: None

                                     PART I

ITEM 1. BUSINESS

GENERAL

         First Aviation Services, Inc. ("First Aviation" or "the Company") is a worldwide leader in providing services to aircraft operators of some of the most widely used military, commercial, and general aviation aircraft engines in the world. The Company's operations include repair and overhaul of gas turbine engines and accessories, remanufacturing of engine components and accessories, and redistribution of new and remanufactured parts. With the acquisition (the "API Combs Acquisition") of Aircraft Parts International (the "API Business"), formerly a division of AMR Combs, Inc. ("AMR Combs") (See "--Recent Events"), the Company has become one of the leading suppliers of aircraft engine parts and other aircraft parts to the general aviation industry worldwide.

         First Aviation was formed in March 1995 to acquire all of the stock of National Airmotive Corporation (NAC). The acquisition was completed on June 1, 1995 and has been accounted for under the purchase method of accounting. Through NAC, the Company provides repair and overhaul services for several engine types, including: (i) the Allison Engine Company ("Allison"), a subsidiary of Rolls Royce USA, engines that power the Lockheed Martin C-130 "Hercules" cargo aircraft, the most popular cargo aircraft in the world; (ii) the engines employed on most light helicopters; and (iii) industrial turbine engines primarily used for power co-generation and gas transmission. The Company has also established itself as an industry leader in the remanufacturing of serviceable engine parts and components for use in engine overhauls.

         The Company believes it is positioned to benefit from certain industry trends that favor independent repair and overhaul and aircraft providers including: (i) increased outsourcing of repair and overhaul services by engine operators as engine operators seek to reduce operating costs and turnaround time; (ii) increasing consolidation among repair and overhaul and parts providers as engine operators reduce the number of providers used for these services; (iii) increased emphasis on the traceability of aircraft parts which has, in turn, increased the required sophistication of information systems used by parts distributors; (iv) growing demand for remanufactured parts as engine operators seek to lower costs of repair and overhaul services; (v) increasing aviation activity which, in turn, increases the demand for repair and overhaul services; and (vi) increased demand by aircraft operators for third parties to manage and maintain parts inventories so that aircraft operators may reduce their parts inventory.

RECENT EVENTS

Initial Public Offering

         The Company completed an initial public offering on February 28, 1997 of 3,900,000 shares of common stock, $0.01 par value per share ("the Offering"). The Company received proceeds of approximately $33.8 million net of expenses of approximately $5.2 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, a paydown on the credit facility, payment of accrued dividends on the preferred stock, and the acquisition of the API Business.

         Immediately prior to the closing of the Offering, the following transactions were completed (i) all outstanding shares of the Series A Preferred Stock of the Company were converted into common stock at the offering price,
(ii) all outstanding warrants to purchase the Company's common stock were exercised in full, (iii) the Company's certificate of incorporation was amended to increase the authorized common stock of the Company to 25,000,000 shares, and
(iv) a 6.4549-to-1 stock split with respect to common stock was effected. Accordingly, all common share amounts have been restated to give effect to the 6.4549-to-1 stock split.

API Combs Acquisition

         On March 5, 1997 (the "Acquisition Date"), Aircraft Parts International Combs, Inc., a majority owned subsidiary of the Company ("API Combs"), completed the acquisition of the API Business. The purchase price for the API Business was $11 million in cash, subject to further payment or reduction on a dollar-for-dollar basis depending upon whether the net value of the assets for the API Business as of the Acquisition Date (the "Net Asset Value") was greater or less than $10,500,000. In conjunction with the acquisition of the API Business, AMR Combs purchased from API Combs 11,000 shares (the "API Shares") of Series A Cumulative Convertible Preferred Stock, $0.001 par value, of API Combs at a price of $100 per share. Such shares were issued on the Acquisition Date. The purchase price for the API Shares is subject to adjustment as follows: if the Net Asset Value was greater than $10,500,000, AMR Combs will pay API Combs 10% of the amount of such excess, and if the Net Asset Value was less than $10,500,000, API Combs will pay AMR Combs 10% of the amount of such shortfall, and in either case, the number of API Shares will be adjusted to maintain the $100 per share purchase price for the API Shares.

INDUSTRY OVERVIEW

         Engine Repair and Overhaul. The Company believes that the current annual worldwide market for gas turbine engine repair and overhaul services is approximately $6.5 billion. Gas turbine engines are used to power aircraft and marine vessels and to generate electricity for industrial applications. Repair and overhaul services are performed by engine operators, engine manufacturers, and independent operators such as the Company. The engine repair and overhaul market is highly fragmented with over 1,800 service providers, competing primarily on the basis of price, quality and turnaround time. The repair and overhaul of aircraft engines and engine components is regulated by governmental agencies throughout the world, including the U.S. Federal Aviation Administration (the "FAA") and the U.S. Department of Defense (the "DOD"), and is supplemented by engine manufacturers' guidelines which generally require that engines be overhauled and certain engine components be replaced after a certain number of flight hours and/or cycles (take-offs and landings).

         Aviation Parts Sales. The Company believes that the current annual worldwide market for new and used spare engine parts and spare aircraft engines is approximately $10.0 billion of which $1.3 billion is supplied by the aftermarket. The aviation parts market is highly-fragmented with a limited number of large, well-capitalized companies selling a broad range of aircraft spare parts and numerous smaller competitors serving niche markets. Through API Combs, the Company serves the general aviation sector of this market, which includes regional airlines, business aviation and helicopter and recreational operators. In the general aviation sector, fixed base operators ("FBOs") play an integral role in aircraft servicing and maintenance by providing a broad range of services to general aviation aircraft operators on an as needed basis. FBOs and other maintenance operators continue to consolidate and are dependent on a limited number of aftermarket suppliers to provide the parts and customer service necessary to support general aviation aircraft.

         Increased Outsourcing of Repair and Overhaul Services. In recent years, many engine operators have recognized outsourcing of repair and overhaul services as an opportunity to reduce operating costs and turnaround time. Outsourcing allows engine operators to benefit from the expertise of service providers such as the Company who have developed proprietary repair schemes and achieved economies of scale unavailable to individual operators. Additionally, outsourcing allows engine operators to limit their capital investment in infrastructure and personnel by eliminating the need for the remanufacturing equipment, sophisticated information systems technology and inventory required to effectively repair and overhaul engines. As engine operators continue to become more cost and value conscious, and as modern aircraft engines become increasingly more sophisticated, the Company expects the trend to outsourcing to continue.

         Increasing Consolidation. The Company believes that customers are increasingly seeking the services of larger, more sophisticated and better capitalized service providers. In order to reduce costs, satisfy increased governmental regulatory scrutiny, streamline buying decisions and assure quality, engine operators are seeking to reduce the number of providers that are used both for repair and overhaul and parts supply services. As modern aircraft engines become more sophisticated, so do the repairs and parts requirements for such engines. At the same time, engine operators have become more sensitive to quick turnaround times. As a result, the Company believes that engine operators increasingly select those service providers which have made a significant capital commitment toward developing proprietary repair schemes and acquiring remanufacturing equipment and inventories, and therefore are capable of providing higher quality and more timely services than under-capitalized competitors can offer. Additionally, the increasing costs of technology and inventory levels required to compete effectively has made entry into and continued success in the industry more difficult and expensive. The Company believes that well-capitalized, technologically sophisticated providers capable of offering a wide breadth of services will benefit from this consolidation trend.

COMPETITION

         Repair and Overhaul. In the repair and overhaul market for Allison Models 250 or 501, NAC competes primarily with other independent operators, including the other Allison Authorized Maintenance Centers (each an "AMC"), located throughout the world. Management believes that its most significant competitors in this market include: UNC Incorporated and Dallas Airmotive in the United States; Standard Aero of Winnipeg, Canada; Hunting of Manchester, United Kingdom; and Singapore Aerospace of Singapore, each of which is an AMC in one or more product lines. Certain international competitors of the Company have the advantage of a monopoly on their country's military contracts for repair and overhaul of the engines serviced by the Company. In the market for repair and overhaul of other lines serviced by the Company, including Pratt & Whitney Canada and McDonnell Douglas, the Company competes against the original equipment manufacturers as well as other independent operators. Many of the Company's competitors have financial resources substantially greater than those of the Company, and have a longer and more extensive record of repair and overhaul work on the Pratt & Whitney Canada engine lines and McDonnell Douglas helicopter lines relative to the Company.

         Spare Parts. Competition in the parts distribution market is generally based on price, availability of product and quality, including traceability. NAC's major competitors include Allison, Rolls Royce and other AMCs. API Combs' major competitors include Aviall, Inc., Aviation Service Corporation ("Avsco"), Cooper Aviation Industries, Inc. and Cessna Aircraft Company (a subsidiary of Textron). There is also substantial competition, both domestically and overseas, from larger and smaller companies who focus on regional/niche markets or on market segments of secondary interest. Examples of these companies include AAR Corp., Aviation Sales Company, Satair A/S, Superior Air Parts, Inc., Avteam and Omaha Aircraft Supply.

         Accessory and Engine Component Remanufacturing. NAC's significant competitors in this market include Standard Aero, Dallas Airmotive and UNC Incorporated. The Company believes that the primary competitive factors in this marketplace are price, quality, engineering and customer service. The Company has engineered and developed a significant number of EAs, which are proprietary in nature. Due to its advanced systems, technology and years of expertise in Allison component remanufacturing, the Company believes its competes favorably with regard to such factors.

PARTS DISTRIBUTION.

         API Combs Parts Sales. API Combs sells new and factory reconditioned parts representing more than 100 product lines and 80,000 parts to professional aircraft maintenance organizations. The parts are all FAA approved and are acquired from small, specialized manufacturers as well as major original equipment manufacturers such as Champion Aviation Products, Goodyear, Michelin, B.F. Goodrich, General Electric, Textron Lycoming, Teledyne Continental, Parker Hannifin, AlliedSignal, Piper and Cessna. Most of API Combs' suppliers are committed to servicing aftermarket customers solely through wholesale distributors such as API Combs. Distributors add value to commonly available products by offering immediate availability, broad product lines, technical assistance and additional services. API Combs does not have any long-term agreements or commitments from the original equipment manufacturers from whom it purchases parts and is dependent on these manufacturers for access to parts for resale.

         NAC Sales of Remanufactured Engine Components and Accessories. Traditionally, overhaul companies remanufactured select components from a particular engine for reinsertion into the same engine. In recent years, however, a market for rotable remanufactured parts has emerged, due primarily to engine owners becoming more price-sensitive and more willing to purchase a remanufactured part at a 30-40% discount to the cost of a new part. The Company has increased its focus on the remanufacture of components and accessories as a separate segment of its business, apart from its overhaul business. The Company currently is dedicating shop capacity and labor to remanufacturing operations for third party sales.

         NAC Sale of Allison New Parts. The Company sells new Allison spare parts to engine owners and independent overhaulers. The Allison spare parts distributed by the Company are Allison approved and source controlled parts. The Company maintains an inventory of Allison parts, components and accessories ready for immediate delivery around the world.

COMPUTER-BASED ADVANCED REMANUFACTURING SYSTEM (CARS)

         The Company has made substantial expenditures to develop CARS. CARS has been in use for approximately two years to shorten turnaround times for customer orders, increase output, improve inventory management and reduce costs by eliminating duplication of work and reducing errors in ordering of parts. The system consists of two parts: an automated inspection and routing system; and a remanufacturing variable control system.

         CARS enables NAC to shorten lead times, increase output and improve inventory management by allowing NAC to manage and control the process of detailed parts inspection, material requisitioning, and work order scheduling and release. The system's database contains much of the information required to perform engine inspection activities, including illustrated parts catalogues. This has largely eliminated the need to manually update parts catalogues and allows an engine inspector using a personal computer located at his workstation to (i) refer to computer based parts manuals and catalogues to identify needed parts, (ii) access and check on the availability in inventory of needed parts,
(iii) requisition needed parts from inventory and schedule the time for delivery of the parts to repair and overhaul mechanics and (iv) create and record an audit trail for all inspected parts and processes. These features of the system have substantially reduced total detailed engine inspection time required in the overhaul process.

PRINCIPAL SUPPLIER

         NAC principally services gas turbine engines manufactured by Allison and derived more than 92% of its revenues from the repair and overhaul of Allison engines and Allison part sales in each of the last five years. NAC is an AMC and pursuant to its three Authorized Maintenance Center Agreements (the "AMC Agreements") with Allison, NAC is authorized to purchase parts from Allison and service designated Allison Model 501 flight engines, Model 250 engines and Model 502/570/571-K industrial engines. Allison ceased production of new Model 501 flight engines at the end of 1996 but will continue to manufacture the engine on a special order basis.

         NAC's relationship with Allison began over 30 years ago when NAC expanded its overhaul and repair operations to include support of the Allison turbine engine. In 1970, NAC became a direct service dealer franchise for the Model 501 flight engine and the Model 501-K industrial engine, and thereafter grew to become one of the largest independent commercial overhaul facilities in the world for Allison engines. In 1982, NAC was appointed as an AMC for the Model 250, pursuant to which it was given an exclusive territory in which to operate. In 1983, NAC was appointed as an AMC for the Allison 570/571-K industrial engines.

         Allison modified its aftermarket support system for the Model 250 and Model 501 engines in 1994. Under the current system, Allison appoints as AMCs independent service providers, such as the Company, who satisfy Allison's technical and quality standards and pay a one-time "technical fee" for such appointment. Although each AMC is assigned a non-exclusive region of responsibility in which such AMC undertakes to provide repair and overhaul services, component repair, warranty work and other customer support functions, Allison permits all AMCs to market such services throughout the world. All AMCs are permitted to purchase parts directly from Allison rather than having to purchase parts from an Authorized Distributor, as was required under the previous system. The AMC Agreements restrict the establishment of an AMC's repair and marketing facilities to specific sites identified in its AMC Agreement. As of January 31, 1997, in addition to NAC, there were eight other AMCs for the Model 501, 25 other AMCs for the Model 250, and one other AMC for the Model 570/571-K industrial engine.

         The AMC Agreements with Allison for the Model 501 and Model 250 expire on December 31, 1997 and the AMC Agreement for the Model 570/571-K expires on December 31, 1998. The AMC Agreements for the Model 501 and Model 250 provide, however, that qualifying AMCs who have adhered to the terms and conditions of their AMC Agreements and who have the "ability and desire" to continue through a three year renewal period may renew the AMC agreements for an additional three year period for a renewal fee of $1. Renewal of the 570/571 AMC Agreement is subject to Allison's discretion. The Company has no reason to believe that these agreements with Allison will not be extended. The failure of Allison to renew or extend the contracts would have a material and adverse impact on the Company and its operations.

SALES AND MARKETING

         Overhaul and Repair. Since the acquisition of NAC in June 1995, the Company's new management team has implemented several sales and marketing initiatives, including the expansion of its direct sales effort, aimed at increasing the Company's net sales from its existing customer base as well attracting new customers. The Company believes that the implementation of these initiatives contributed significantly to its ability to generate 22% growth in overhaul and repair revenues for the fiscal year ended January 31, 1997 versus the twelve months ended January 31, 1996.

         The Company uses direct sales personnel for all product lines. The Vice President of Sales and Marketing supervises the Company's sales professionals, whose sales efforts are supported by the quality assurance and engineering departments to aid in customer support. Additionally, as a result of the initiatives implemented by the Company's new management, senior management plays an active role in marketing several of the Company's product lines. The sales and marketing efforts of the Company differ for each of its business segments and within each of the engine lines it services.

         The Company's sales professionals work closely with engineering and customer support to provide cost effective solutions to maintaining engines, stressing the Company's repair and overhaul engineering expertise, turnaround times and component remanufacturing capabilities.

         The Company actively participates in many of the major industry gatherings and air shows globally, as well as hosts groups of engine operators at technical and other meetings. In certain instances, the Company actively bids on government contracts for certain lines through a separate government contracts department, which coordinates with the sales and marketing team.

         NAC Parts Distribution. New and serviceable parts are sold primarily to existing overhaul customers and parts resellers. These sales are handled by the Company's material department, and in the case of accessories and components, a separate sales group.

         API Combs Parts Distribution. API Combs uses regional sales managers, inside salespersons, outbound telephone salespersons, independent contract representative and associated distributors in its sales and marketing efforts.

CUSTOMERS

         NAC provides repair and overhaul services to more than 300 customers, which include militaries (both foreign and U.S.), air cargo carriers, major industrial corporations and others. During the fiscal year ended March 31, 1995, the twelve months ended January 31, 1996 and the fiscal year ended January 31, 1997, NAC's top 10 customers accounted for approximately 45% of operating revenues. During the twelve months ended January 31, 1996, revenues from the Foreign Military Sales ("FMS") program administered by the U.S. government represented 18% of NAC's operating revenues. During the year ended January 31, 1997, revenues from System Control Technologies represented 12.3% of NAC's operating revenues. System Control Technologies administers contracts on behalf of many of the same foreign governments for which NAC previously did work under NAC's contract with the U.S. government pursuant to the FMS program prior to the expiration of the contract in October 1995.

BACKLOG

         As of January 31, 1997, the total contract price of the backlog of orders for repair and overhaul services was approximately $35.7 million.

REGULATION

         Governments around the world, through regulatory bodies such as the FAA and DOD, require all aircraft and engines to follow a defined maintenance program to ensure airworthiness and safety. Such programs are developed by the original equipment manufacturer in coordination with the regulatory body. The DOD's regulatory program for engines used by the armed services is separate and apart from the FAA procedures. The maintenance of industrial engines used in power plants is relatively unregulated, except when such maintenance is performed for the government. The Company has certificates from the FAA and the Joint Aviation Authority (the European regulatory body similar to the FAA) covering its repair and overhaul facilities. Under the authority of these certifications, the Company is permitted to service all Allison engine lines, the Pratt & Whitney Canada PT6 and its other product lines. The DOD requires that parties servicing aircraft engines for branches of the U.S. armed services comply with applicable government regulations, and the DOD continually reviews the operations for compliance with applicable regulations.

         All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities and/or certified technicians. Certification and conformance is required prior to installation of any part on an aircraft. Presently, whenever necessary with respect to a particular part, the Company utilizes FAA certified repair stations to repair and certify parts to ensure marketability. The operations of the Company may in the future be subject to new and more stringent regulatory requirements.

         The U.S. government has considerable discretion regarding compliance with its rules, regulations and procedures. Although the Company undertakes to comply with all applicable government rules, regulations and procedures, the U.S. government and its agencies have substantial latitude in determining whether their regulations and policies have been upheld. The operations of the Company have and may continue to come under the close scrutiny of the U.S. government and its agencies, and U.S. government approvals of the Company's operations and output may be given or withheld based upon subjective criteria. The Company believes it is in material compliance with applicable regulations. See Item 3, "Legal Proceedings."

ENVIRONMENTAL MATTERS AND PROCEEDINGS

         The Company's operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the United States Environmental Protection Agency (the "EPA"), the California Environmental Protection Agency (the "Cal EPA") and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation, and disposal of hazardous materials, the health and safety of workers, and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company believes that it is in material compliance with all federal, state, and local laws and regulations governing its operations. The Company does not anticipate that any material capital expenditures will be required during fiscal 1998 in order to maintain compliance with the federal, state and local laws and regulations.

         In October 1995, a committee comprised of a group of companies and individuals responsible for the cleanup of the Petroleum Products Corporation Superfund Site in Pembroke Park, Florida (the "Superfund Site") contacted NAC and alleged that NAC was responsible for a share of the clean-up costs pursuant to CERCLA. NAC has been designated as a potentially responsible party by the EPA for costs associated with cleanup of the Superfund Site, and as such, as with each of the other potentially responsible parties, is potentially liable on a joint and several basis for the entire clean-up cost for the Superfund Site. The committee demanded that NAC pay approximately $70,000 to join the committee handling the clean-up and threatened to add NAC as a defendant to an existing lawsuit regarding the site if NAC declined to pay. The committee alleges that NAC is responsible to pay a portion of the cleanup costs due to its status as the successor of Design Engineering Company ("DEC"), which the committee alleges sent waste oil to the Petroleum Products Superfund Site between approximately 1969 and 1973 from property located in Miami, Florida (the "Miami Property"). The committee alleges that DEC sent approximately 194,500 gallons of waste oil to the Petroleum Products Superfund Site and has estimated that total clean-up costs for the Petroleum Products Superfund Site allocable to the Company could range from $.75 to $1.25, per gallon. At this time, the Company is unable to determine the accuracy of the committee's clean-up cost estimates or the likelihood that NAC will be required to contribute a portion of such clean-up costs. NAC has not joined the committee and intends to vigorously contest the committee's allegations regarding the amount of waste oil allegedly shipped by DEC to the Petroleum Products Superfund Site.

         In February 1996, NAC and several other past and present owners/operators of the Miami Property were served with a complaint filed in the Florida District Court of the 11th Judicial Circuit in and for Dade County, Florida, wherein the owners of certain property adjacent to the Miami Property allege that contamination at the Miami Property has migrated to and/or impacted their adjacent property. The complaint seeks unspecified damages for cleanup costs, loss of property value and attorneys' fees. NAC has answered the complaint and is vigorously contesting the plaintiffs' allegations.

         In October 1994, NAC entered into a Stipulation with the office of the District Attorney for the County of Alameda resulting in the entry of a civil Consent Order by the Superior Court of California for the County of Alameda. This Consent Order resolved issues arising out of an investigation by various agencies of the State of California involving environmental compliance at the Company's Oakland facility. This investigation focused primarily on three issues: (i) a spill of approximately 1,100 gallons of Jet-A fuel at NAC's Oakland test cell facility in September 1992, (ii) the historical discharge of wastewater from the test cell facility to adjacent fields owned by the Port of Oakland, and (iii) the circumstances and effect of an alleged discharge of materials into a storm drain opening at NAC's headquarters. Pursuant to the Consent Order, NAC has made payments and incurred related expenses aggregating approximately $425,000 including payment of fines and fees of approximately $221,000 to certain agencies of the State of California, and payment for remediation projects enumerated in the Consent Order at a cost of approximately $161,000. These projects include investigation and monitoring of soil and groundwater conditions in various areas on or adjacent to NAC's facilities, completion of an environmental compliance audit, and implementation of an environmental training program for employees. Pursuant to the terms of the Consent Order, the Court retains jurisdiction to ensure NAC's compliance with and completion of the obligations specified in the Consent Order. NAC believes that it is in compliance with the terms and conditions of the Consent Order. In connection with these events, NAC has become a zero discharge facility at its site in Oakland.

EMPLOYEES

         As of January 31, 1997, approximately 400 persons were employed on a full-time basis by the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

         The Company leases the following facilities:

                                                                                        SQUARE            LEASE
LOCATION                   ENTITY           DESCRIPTION                                 FOOTAGE           EXPIRATION
--------                   ------           -----------                                 -------           ----------
Westport, CT(1)            First Aviation   Executive offices                            2,000             2007

Oakland, CA(2)             NAC              Allison engine repair and
                                            overhaul shop and offices                  157,000             2015

Long Beach, CA             NAC              Allison engine and Pratt
                                            & Whitney PT6 repair and
                                            overhaul                                    28,500             1999

Long Beach, CA             NAC              Maintenance of McDonnell
                                            Douglas helicopter components                3,000             1997

San Leandro, CA            NAC              Warehouse                                    8,900             1999

Houston, TX                NAC              Repair of industrial engines                 5,800          monthly

Indianapolis, IN(3)        NAC              Overhaul center                             12,800             1998

Indianapolis, IN(3)        NAC              Overhaul center                             12,300             1999

Indianapolis, IN(3)        NAC              Overhaul center                             19,200             1998

Memphis, TN                API Combs        Distribution/sales                          30,250          monthly


     (1) During the Company's fiscal year ended January 31, 1997 the Company leased and occupied 1,000 square feet of space in Stamford, Ct. The Company relocated on April 21, 1997 to Westport, Ct. The sublease is cancellable by either party upon six months notice.
     (2) NAC owns the buildings at this location but leases the land on which the structures are located.
     (3) Pursuant to the agreement between Allison and NAC under which these facilities are made available to Allison, Allison has "deemed it necessary to overhaul and repair some products in Indianapolis for the purpose of maturing the product sooner, reducing direct operating cost to the customer, gaining product knowledge more rapidly, improving engineering awareness, providing improved reliability data and reducing warranty, policy and campaign cost." This agreement limits the number of personnel that are to be employed at the facility. NAC is reimbursed its direct cost for the facilities as well as the labor pool provided.

ITEM 3. LEGAL PROCEEDINGS

         The Company's business exposes it to possible claims for personal injury, death or property damage which may result from a failure of engines serviced by the Company or spare parts sold by it. The Company takes what it believes to be adequate precautions to ensure the quality of the work it performs and the traceability of the aircraft spare parts which it sells. The Company maintains what it believes is adequate liability insurance to protect it from such claims. In 1995 and early 1996, the Office of Special Investigations ("OSI") of the U.S. Air Force conducted an investigation concerning NAC's use of government surplus parts in repairing aircraft engines pursuant to FMS contracts with the Air Force from 1987 through 1995. OSI investigated whether NAC used government surplus parts with knowledge that doing so was in violation of the FMS contracts. Such a knowing and intentional violation of a government contract could create a criminal or civil liability. The Company does not believe that any Company employee knowingly violated the FMS contracts and the Company believes that the U.S. Air Force knew of NAC's utilization of surplus parts and in some cases requested that the Company use certain government surplus parts under the FMS contracts. Although NAC has been informed that the government has determined not to pursue this matter criminally, it is not clear whether or to what extent the government will pursue a civil complaint. The U.S. Air Force also may claim a breach of contract if government surplus parts were used in violation of the FMS contracts, even if it was not a knowing violation. It is unclear what, if any, damages would be awarded for such a breach. The Company believes, however, that the amount of damages, if any, that might be awarded for such a breach would not have a material adverse effect on the Company's business, financial condition or results of operations.

         In November 1994, NAC made a formal voluntary disclosure to the DOD Inspector General concerning apparent product substitution by employees of Heli-Dyne prior to the Company's acquisition of the assets of Heli-Dyne in April 1994. NAC was accepted into the voluntary disclosure program and in early 1995 executed a written agreement with the DOD Inspector General and the DOJ. In August 1995, NAC submitted a written report to the DOD Inspector General concerning the relevant facts and detailing the corrective actions taken. On behalf of the DOD Inspector General, the Defense Contract Audit Agency and the Army Criminal Investigative Division conducted audit and verification investigations concerning the Company's written report, and NAC believes that the results of such investigations were forwarded to the civil division of the DOJ for a determination of whether NAC bears any financial responsibility for damages caused by Heli-Dyne. Management believes that the damages, if any, that might be awarded in connection with this matter would not be material to the Company's business, financial condition or results of operations.

         The Company is also involved in various matters relating to compliance with DOD regulations governing services performed for U.S. military aircraft and environmental regulations. See also Item 1, "Business-Environmental Matters and Proceedings."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended January 31, 1997, the security holders voted in favor of implementing the Employee Stock Option Plan and the Employee Stock Incentive Plan. The security holders also approved a
6.4549 to 1 stock split of issued and outstanding common stock effected as a stock dividend. A telephonic shareholders' meeting was conducted on December 20, 1996. The vote on each of these matters was unanimous.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's common stock trades on The Nasdaq Stock Market under the symbol FAVS. The high and low sales prices as reported on the NASDAQ Composite Tape from March 3, 1997, the date public trading of the Company's common stock commenced, through and including April 28, 1997 were $11.75 and $8.375, respectively.

Holders

         As of April 28, 1997, there were approximately seven holders of record of the Company's common stock.

Dividends

         The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansions, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it and restrictions, if any, under any future debt obligations, as well as other factors that the Board of Directors deems relevant. NAC's credit facility prohibits the payment of cash dividends by it except with the lender's consent.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

         The selected financial data of the Company as of and for the fiscal year ended January 31, 1997 has been derived from the consolidated financial statements of First Aviation, audited by Ernst & Young LLP, independent accountants. These financial statements and the notes thereto appear elsewhere in this Annual Report on Form 10-K.

         The selected financial data as of and for the fiscal years ended April 2, 1993, April 1, 1994 and March 31, 1995 has been derived from the financial statements of NAC, audited by Price Waterhouse LLP, independent accountants. The NAC statements of operations and cash flows for the fiscal year ended March 31, 1995 and the notes thereto appear elsewhere in this Annual Report on Form 10-K.

         The historical data of NAC and the Company are not comparable in all respects. The results of the API Business are not included in the financial information of the Company presented below.


                                                                                TWELVE
                                                                                MONTHS
                                                       FISCAL YEAR ENDED         ENDED
                                                ------------------------------  JANUARY             FISCAL YEAR ENDED
                                                APRIL 2,   APRIL 1,  MARCH 31,     31,                  JANUARY 31,
                                                  1993       1994      1995      1996(1)                  1997
                                                  ----       ----      ----      -------                  ----
STATEMENT OF OPERATIONS DATA:
   Net sales                                      $97,427   $92,513    $83,091   $92,857                 $104,236
   Cost of sales                                   86,006    79,315     72,796    81,199                   89,426
                                                  -------   -------    -------   -------                  -------
   Gross profit                                    11,421    13,198     10,295    11,658                   14,810
   Selling, general and
        administrative expenses                     9,721     8,536      9,362     8,578                    9,881
                                                  -------    -------   -------   -------                  -------
   Income  from operations                          1,700     4,662        933     3,080                    4,929
   Interest expense                                 1,390     1,076      1,807     3,249                    3,470
   Other  expense                                   3,000       519      1,302       801                       --
                                                   ------    ------     ------    ------                 --------
   Income (loss) before taxes and
        extraordinary items                       (2,690)     3,067     (2,176)     (970)                   1,459
   Income tax expense (benefit)                       333     1,046       (885)       90                       --
                                                  -------   -------    -------   -------                  -------
   Income (loss) before
        extraordinary item                        (3,023)     2,021     (1,291)   (1,060)                   1,459
   Extraordinary item                                 333(2)     --         --        --                     (864)(3)
                                                  -------   -------    -------   -------                  -------
   Net income (loss)                              $(2,690)  $ 2,021    $(1,291)  $(1,060)                 $   595
                                                  =======   =======    =======   =======                  =======
Dividend on preferred stock(4)                                                                                132
Net income (loss) applicable to
   common stockholder                                                                                         463
Net income per common share:
   Income before extraordinary item
       per common share                                                                                   $  0.25
   Extraordinary item per common share                                                                      (0.16)
   Net income per common share                                                                               0.09
Weighted average number of shares                                                                           5,216




                                                APRIL 2,   APRIL 1,   MARCH 31, JANUARY 31,  JANUARY 31,
                                                  1993       1994       1995       1996         1997
                                                  ----       ----       ----       ----         ----
BALANCE SHEET DATA:
   Working capital                                $37,739   $30,379    $35,560   $31,413     $37,487
   Total assets                                    69,649    65,059     64,074    60,384      62,372
   Current portion of long-term debt                  244       289        379     1,970       1,100
   Long-term debt, less current portion            21,005    10,963     18,660    27,005      32,794
   Other long-term liabilities                      1,322     2,243      2,168     3,601       2,119
   Series A Preferred Stock                            --        --         --     1,650       1,650
   Total stockholders' equity                      34,294    36,315     35,024     4,186       6,281



(1)The financial information presented for the twelve months ended January 31, 1996 includes four months during which NAC was owned by its former shareholder (the "Predecessor"). This information also includes the eight months during which NAC was owned by the Company. The results of operations for this period are as follows:

                                                                   TWELVE MONTHS ENDED
                                                                     JANUARY 31, 1996
                                                                     ----------------
                                                                          FIRST
                                                         NAC             AVIATION
                                                        2/1/95-           6/1/95-
                                                       5/31/95            1/31/96            TOTAL
                                                       -------            -------            -----
     Net sales                                         $24,338            $68,519            $92,857
     Cost of sales                                      23,809             57,390             81,199
                                                        ------             ------             ------
     Gross profit                                          529             11,129             11,658
     Selling general and administrative expenses         3,229              5,349              8,578
                                                        ------             ------             ------
     Income (loss) from operations                      (2,700)             5,780              3,080
     Interest expense                                      644              2,605              3,249
     Other  expense                                        801                 --                801
                                                        ------             ------             ------
     Income (loss) before tax and extraordinary item    (4,145)             3,175               (970)
     Income tax expense (benefit)                       (1,210)             1,300                 90
                                                        -------            ------            -------
     Net income (loss)                                 $(2,935)           $ 1,875            $(1,060)
                                                        =======            ======            =======



     Due to the change in ownership and equity structure, income (loss) per share data for these periods cannot be presented meaningfully.

(2) Represents an extraordinary benefit of $333 due to the utilization of net operating loss carry forwards.

(3) Represents an extraordinary charge of $864, or $0.16 per share, due to the write-off of prepaid financing costs and early extinguishment charges incurred in connection with the early extinguishment of debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

(4) The calculation of net income per common share requires the deduction from net income of cumulative but undeclared preferred stock dividends. Accumulated but undeclared preferred stock dividends were $132 for the fiscal year ended January 31, 1997. Net income per common share for all periods, except as shown, cannot be presented meaningfully due to the change in ownership and equity structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of the Company, should be read in conjunction with the Company's Consolidated Financial Statements including the Notes thereto, and selected financial data of the Company included elsewhere in this Annual Report on Form 10-K. The results of the API Business are not included in the financial information of the Company presented and discussed below.

OVERVIEW

         First Aviation was formed in March 1995 to acquire the stock of NAC. The acquisition of NAC was completed on June 1, 1995 and has been accounted for under the purchase method of accounting. Net sales for NAC consist of revenues derived from the overhaul and repair of aircraft engines, engine components and industrial turbines as well as the sales of parts and components. Net sales are generally recorded when repaired or overhauled engines and components are completed, tested and shipped. In the twelve month period ended January 31, 1996 and the fiscal year ended January 31, 1997, revenues from the servicing, repair and overhaul of gas turbine engines and original aircraft components accounted for approximately 75.3% and 81.8% of net sales, respectively, with revenue from the sale of spare parts accounting for the remaining 24.7% and 18.2%, respectively.

         On March 5, 1997 API Combs acquired the API Business. The API Business distributes more than 100 major product lines of aircraft parts. API Technologies, the API Business' licensed repair station, offers brake and starter generator overhaul services and is an authorized hose assembly manufacturing facility. Net sales for the API Business represent the sales of parts and components, which are recorded when products are shipped.

         The API Combs Acquisition was an initial step in meeting the Company's goal of participating in the consolidation of the aviation services industry. The API Combs Acquisition expands the Company's services by focusing on supplying aircraft parts to the general aviation market, thereby allowing the Company to leverage its repair and overhaul and remanufacturing expertise through new product lines and a new customer base and by expanding API Combs' geographic coverages.

         Since the acquisition of NAC in June 1995 and the installation of new senior management, NAC has initiated certain changes to its operations to improve its financial performance. The first elements of these changes, including expansion of its foreign and domestic direct sales effort, rationalization of its operations under its cost containment program and increasing efficiency through the leveling of production schedules, have been implemented and further efforts are ongoing. The Company believes that the benefits of these changes are reflected in its improved financial performance during the fiscal year ended January 31, 1997 as compared to the twelve months ended January 31, 1996.

         The Company analyzes its profit margins by, among other methods, product line, and in doing so excludes certain other costs of goods sold, including inventory obsolescence, warranty and related costs, production variances and scrap costs. These other costs of goods sold are included in determining the Company's total gross profit. Beginning in 1994, when Allison changed its authorized distribution agreements, Allison significantly reduced the discounts off of list price, both for parts for over-the-counter sales and parts embedded in overhauls and repairs. As a result, the Company's profit margins for parts for a portion of 1995 and 1996 have been adversely impacted. Nonetheless, the Company's profit margins increased for overhauls and repairs during these periods.

         The Company intends to pursue tax planning and related strategies, including the formation of a Foreign Sales Corporation through which the Company will make certain of its export sales. As a result of the anticipated implementation of these strategies, the Company believes that it can reduce its effective tax rate from statutory levels. No assurance can be given that the Company's tax planning strategies will be successful.

         The Company's fiscal year ends January 31. Prior to its acquisition, NAC's fiscal year ended on the Saturday closest to March 31.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent. The results of the API Business are not included in the financial information presented and discussed below.

                                                                TWELVE MONTHS ENDED,
                                                                --------------------
                                                      MARCH 31     JANUARY 31     JANUARY 31,
                                                        1995          1996           1997
                                                        ----          ----           ----
Net sales                                                100.0%         100.0%        100.0%
Cost of sales                                             87.6           87.4          85.8
                                                          ----           ----          ----
Gross profit                                              12.4           12.6          14.2
Selling, general and administrative expenses              11.3            9.2           9.5
                                                          ----          -----           ---
Income from operations                                     1.1            3.4           4.7
Interest expense                                           2.2            3.5           3.3
Other income (expense)                                    (1.6)          (0.9)         -..-
                                                          ----          -----          ----
Income (loss) before taxes and extraordinary item         (2.7)          (1.0)          1.4
Income tax expense (benefit)                              (1.1)           0.1           -.-
                                                          ----          -----           ---
Income (loss) before extraordinary item                   (1.6)%         (1.1)%         1.4%
                                                          =====          =====         =====


Fiscal Year ended January 31, 1997 compared to the twelve months ended January 31, 1996

         The twelve months ended January 31, 1996 is comprised of three separate periods of time and operation. The initial two months of the period, February and March of 1995 are also reported as part of the fiscal year ended March 31, 1995. During these two months, NAC incurred after tax losses of $1.9 million. April and May of 1995 represent the two months immediately preceding the acquisition of NAC by the Company. Under the management of the Predecessor, NAC incurred after tax losses of $1.0 million during this two month period. The Company acquired NAC on June 1, 1995 and installed new senior management during the last eight months of this period. During this period, the Company generated net income of $1.9 million.

         Net sales for the fiscal year ended January 31, 1997 increased $11.3 million, or 12.2%, to $104.2 million from $92.9 million during the twelve months ended January 31, 1996. The growth in net sales was primarily due to the $15.3 million, or 22%, increase in revenue from repair and overhauls. This increase was offset in part by a $3.9 million, or 17%, decrease in the level of parts sold directly to customers due primarily to larger than normal parts orders from two customers in the twelve months ended January 31, 1996.

         Cost of sales increased $8.2 million during the fiscal year ended January 31, 1997 due to the increase in sales during that period. As a percentage of net sales, cost of sales decreased 1.6% to 85.8% during the fiscal year ended January 31, 1997 from 87.4% during the twelve months ended January 31, 1996. This decrease was due primarily to charges incurred during the twelve months ended January 31, 1996 of $1.0 million for inventory obsolescence and $0.9 million for warranty and other accruals.

         The Company's total gross profit increased $3.2 million, or 27.4%, to $14.8 million for the fiscal year ended January 31, 1997. As a percentage of net sales, total gross profit increased 1.6% from 12.6% to 14.2% for the fiscal year ended January 31, 1997. The profit margins, before other costs of goods sold, of the repair and overhaul product line increased from 14.7% to 16.9% for the fiscal year ended January 31, 1997, while profit margins on part sales declined from 16.1% to 12.2%.

         For parts ordered after September 1994, Allison reduced the Company's discount from list price on over-the-counter parts sales by 60% for the 501 product line. For parts embodied in overhauls, Allison reduced the discount from list price by 20% for the 501 engine, and by 20% for the 250 engine. The decrease in profit margins on over-the-counter parts sales for the fiscal year ended January 31, 1997 was largely the result of the change in Allison's arrangements with its AMC's. Profit margins for the fiscal year ended January 31,1997 reflect the full implementation of changes in Allison's arrangements with its Authorized Maintenance Centers (AMCs). Due to increased levels of productivity, profit margins of the repair and overhaul product line increased during the fiscal year ended January 31, 1997 despite the adverse effect of the change in Allison's parts.

         The Company's total gross profit margins for the fiscal year ended January 31, 1997 reflect a reduction of $0.4 million of other cost of goods sold compared to the twelve months ended January 31, 1996, primarily due to a $1.0 million inventory obsolescence charge and $0.9 million additional recorded for warranty and related expenses during the twelve months ended January 31, 1996. During the fiscal year ended January 31, 1997 unfavorable production variances of $0.6 million were primarily attributed to increased levels of training costs associated with the increase in the direct labor force.

         Selling, general and administrative expenses for the fiscal year ended January 31, 1997 increased by $1.3 million, or 15.1%, to $9.9 million from $8.6 million for the twelve months ended January 31, 1996. The increase is primarily due to the $1.5 million non-cash charge for compensatory stock options and a $0.2 million charge for bonus. This was offset in part by a charge of $0.2 million incurred during the twelve months ended January 31, 1996 for the lump sum settlement to eliminate longevity pay to certain personnel.

         Interest expense for the fiscal year ended January 31, 1997 increased $0.3 million to $3.5 million from $3.2 million for the twelve months ended January 31, 1996. The increase was due to an increase in the average borrowings under the Company's credit facilities as a result of the Company's need for increased working capital and indebtedness incurred in connection with the acquisition of NAC in June 1995.

         Other expenses decreased $0.8 million for the fiscal year ended January 31, 1997. During the twelve months ended January 31, 1996, the Company incurred $0.8 million of expenses, representing the write-off of a marine gas turbine engine joint venture investment, including related advances and professional fees incurred in connection with the sale of NAC by the Predecessor.

         During the fiscal year ended January 31, 1997 the Company incurred an extraordinary charge of $0.9 million for prepayment penalties and other costs associated with the refinancing and increase of the Company's credit facilities.

         Net income increased by $1.7 million to $0.6 million for the fiscal year ended January 31, 1997, compared to a loss of $1.1 million for the twelve months ended January 31, 1996.

Twelve months ended January 31, 1996 compared to the Fiscal Year ended March 31, 1995

         The twelve months ended January 31, 1996 is comprised of three separate periods of time and operation. The initial two months of the period, February and March of 1995, are also reported as part of fiscal year ended March 31, 1995. During these two months, NAC incurred after tax losses of $1.9 million. April and May of 1995 represent the two months immediately preceding the acquisition of NAC by the Company. Under the ownership management of the Predecessor, NAC incurred after tax losses of $1.0 million during this two month period. The Company acquired NAC on June 1, 1995 and installed new senior management during the last eight months of this period. During this period, the Company generated net income of $1.9 million.

         Net sales for the twelve months ended January 31, 1996 were $92.9 million, an increase of $9.8 million, or 11.8%, over the fiscal year ended March 31, 1995. Repair and overhaul revenues were $70.0 million in the twelve months ended January 31, 1996, an increase of $5.6 million, or 8.7%, over fiscal 1995. The increase was due largely to increased sales under the FMS contract. During the twelve months ended January 31, 1996, parts sales were $22.9 million as compared to $18.7 million during the fiscal year 1995.

         Cost of sales increased $8.4 million, or 11.5%, to $81.2 million during the twelve months ended January 31, 1996. As a percentage of net sales, cost of sales for the twelve months ended January 31, 1996 decreased slightly to 87.4% compared to 87.6% in fiscal 1995.

         Total gross profit for the twelve months ended January 31, 1996 increased $1.4 million, or 13.2%, to $11.7 million from $10.3 million for the fiscal year ended March 31, 1995. As a percentage of net sales, gross profits increased slightly to 12.6% from 12.4% in the fiscal year ended March 31, 1995. Profit margins of the repair and overhaul product line for the twelve months ended January 31, 1996 increased to 14.7% from 13.6%. Profit margins of the parts sales product line increased to 16.1% from 14.0% during fiscal 1995, due largely to higher margin sales on greater than normal part sales to one customer during the twelve months ended January 31, 1996. These improvements in both profit margins of the repair and overhaul and parts products lines for the twelve months ended January 31, 1996 were largely offset by an increase of $1.2 million of other cost of sales during that period compared to fiscal 1995, primarily relating to inventory obsolescence and warranty and related expenses.

         Selling, general and administrative expenses for the twelve months ended January 31, 1996 were $8.6 million, a decrease of $0.8 million, or 8.4%, from the $9.4 million incurred during fiscal 1995. The Company's selling, general and administrative expenses are primarily associated with its repair and overhaul activities. As a percentage of net sales, selling, general and administrative expenses decreased to 9.2% from 11.3% in fiscal 1995. This decrease was primarily due to the freezing of NAC's pension plan, a reduction in management fees and a company-wide effort to lower controllable costs, partially offset by increased contributions to NAC's 401(k) plan and greater direct sales and marketing efforts and related costs.

         Interest expense during the twelve months ended January 31, 1996 increased by $1.4 million from $1.8 million to $3.2 million as compared to the fiscal year ended March 31, 1995. The increase was due to the increase in the level of borrowings under NAC's credit facility and subordinated debenture and term loan indebtedness incurred in connection with the acquisition of NAC in June 1995.

         Other expenses declined during the twelve months ended January 1996 by $0.5 million, or 38.5%, to $0.8 million compared to $1.3 million incurred during fiscal 1995. Both periods include the write-off of a marine gas turbine engine joint venture investment, including related advances. During fiscal 1995, the Company also incurred $0.7 million in professional fees incurred in connection with efforts to sell NAC by its former shareholder.

         The loss before taxes for the twelve months ended January 31, 1996 was $1.0 million, a $1.2 million improvement compared to the loss of $2.2 million incurred during the fiscal year ended March 31, 1995. During the last eight months of the period ended January 31, 1996, when NAC was under current management, the Company earned $3.2 million on a pretax basis. The pretax loss for the four months immediately preceding the ownership change was $4.2 million.

         Income taxes for the twelve months ended January 31, 1996 were $0.1 million compared to a tax benefit of $0.9 million for fiscal 1995. The charge for the twelve months ended January 31, 1996 is due to the incurrence of state franchise taxes.

         As a result of the factors described above, the net loss of $1.1 million incurred during the twelve months ended January 31, 1996 represents a decline of $0.2 million from the $1.3 million loss reported during the fiscal year ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         First Aviation's aggregate capital expenditures for the fiscal year ended January 31, 1997, the twelve months ended January 31, 1996, and the fiscal year ended March 31, 1995 were $1.0 million, $1.1 million and $2.5 million, respectively. Management anticipates that capital expenditures for fiscal 1998 will be, in the aggregate, approximately $3.5 million, exclusive of the costs of acquiring the API Business. These expenditures will be used to fund the purchase of tooling, test equipment, and data processing equipment. Management expects to fund these capital expenditures from cash flow from operations and, if necessary, from borrowings.

         The Company's cash flow (deficit) from operations for the fiscal year ended January 31, 1997, the ten months ended January 31, 1996, and the fiscal year ended March 31, 1995 was $(3.6) million, $2.6 million, and $(3.9) million, respectively. Cash used for investing during these same periods was $1.3 million, $13.9 million, and $3.3 million, respectively. Cash generated by financing activities during these same periods was $4.9 million, $11.3 million, and $7.2 million, respectively.

         The Company utilized the net proceeds from the Offering of its common stock to complete the acquisition of the API Business and to pay down a portion of the credit facility presently in place at NAC. The Company retired $1.8 million of 15% subordinated debenture due to Canpartners and paid $231,000 in payment of accumulated and unpaid dividends on the Company's Series A Preferred Stock.

         In June 1996, NAC entered into a new credit facility. Borrowings under this $40.0 million credit facility were used to retire the outstanding debt under NAC's then-existing $30.0 million revolving credit line and term loan. Additionally, the new facility provided funds needed to finance the Company's expansion plans by enabling the Company to acquire an adequate supply of inventory and to finance receivables. In connection with the refinancing, the Company recorded an extraordinary charge of $864,000 for prepayment penalties and the write-off of the unamortized balance of loan fees.

         The new credit facility provides NAC with a revolving credit facility that allows for borrowings of up to $37.0 million and $3.0 million of term loans. Advances under the revolving portion of the credit facility bear interest at LIBOR plus 3.0%. The revolving portion of the credit facility also allows for the issuance of letters of credit up to an aggregate of $1.5 million. At January 31, 1997, borrowings under the revolving portion of the credit facility amounted to $29.5 million and carried an interest rate of 8.45%. The credit facility expires on May 15, 1999.

         As part of the credit facility, NAC has borrowed $1.0 million and $2.0 million, respectively, under two term loans. The term loans bear interest at a variable rate of LIBOR plus 3.50% and 4.50%, respectively. At January 31, 1997 the interest rates on these two term loans were 8.95% and 9.95%, respectively.

         This new credit facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, capital expenditures and management fees. The covenants also require NAC to maintain defined minimum levels of net worth as well as certain interest coverage ratios and minimum backlog levels. The Company is currently in compliance with all such covenants. However, there can be no assurance that the Company will continue to be in compliance with such covenants, or that such covenants will not restrict the types of business or level of growth the Company can undertake.

         In connection with the acquisition of the API Business, API Combs issued 11,000 shares of API Combs Preferred Stock, subject to adjustment. Such preferred stock is convertible solely into common stock of API Combs. The API Combs Preferred Stock will carry a $4.00 per share annual dividend, payable quarterly. See Item "Business-API Combs Acquisition."

         Based upon current and anticipated levels of operations and plans for integrating the API Business, the Company believes that its cash flow from operations, combined with borrowings available under the existing line of credit, will be sufficient to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures, preferred dividends requirements and working capital needs through the end of the fiscal year ending January 31, 1998.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. At adoption, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded and diluted earnings per share will be presented, if appropriate. The impact of Statement 128 on the calculation of earnings per share for this period is not expected to be material.


INFLATION

         The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States has had or will have a significant effect on its revenues or operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements, which appears on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      The executive officers and directors of the Company are as follows:

NAME                       AGE              POSITIONS
----                       ---              ---------

Aaron P. Hollander         40       Chairman of the Board

Michael C. Culver          46       Chief Exec utive Officer and Director of the
                                    Company; Chief Executive Officer of API
                                    Combs

John F. Risko              45       Chief Operating Officer and Director of the
                                    Company; President and Chief Executive
                                    Officer of NAC

John A. Marsalisi          41       Chief Financial Officer, Secretary and
                                    Director of the Company; Chief Financial
                                    Officer of NAC

Rajesh Sharma              39       Chief Operating Officer--NAC

Joshua S. Friedman         40       Director

Robert L. Kirk             67       Director

Charles Ryan               46       Director


         Aaron P. Hollander has served as Chairman of the Company since March 1995. Mr. Hollander became a director of NAC in June 1995. Mr. Hollander co-founded First Equity Development Inc. ("First Equity"), an aerospace investment and advisory firm, in 1985 and has served as Co-Managing Director since that time.

         Michael C. Culver became a Director of the Company and has served as Chief Executive Officer of the Company since March 1995. Mr. Culver became a director of NAC in June 1995 and Chairman in August 1996. Mr. Culver also serves as Chairman and Chief Executive Officer of API Combs. Mr. Culver co-founded First Equity, an aerospace advisory firm, in 1985 and has served as Co-Managing Director since that time.

         John F. Risko became a Director and has served as Chief Operating Officer of the Company since March 1995 and has served as Chief Executive Officer of NAC since January 1996 and as its President since August 1996. From July 1995 to August 1996, Mr. Risko served as Chairman of NAC. Since 1993, he has been and is an officer of First Equity, an aerospace investment and advisory firm. From 1990 to 1993, Mr. Risko was Managing Director and a member of the Board of Directors of Burns Fry, Ltd. of Toronto, an investment banking firm. From 1988 to 1990, he was a Managing Director at Bankers Trust Company. From 1980 to 1988, Mr. Risko was with Morgan Stanley & Co. Incorporated, where he was a Principal in Mergers and Acquisitions.

         John A. Marsalisi became a Director and has served as Chief Financial Officer and Secretary of the Company since March 1995. Mr. Marsalisi has served as a director of NAC since June 1995 and as its Chief Financial Officer and Secretary since August 1996. Since 1996, he has been and is an officer of First Equity. From 1991 to May 1996, Mr. Marsalisi was Director of Taxes for Omega Engineering. Prior to joining Omega Engineering, Mr. Marsalisi was Director of Taxes for the Entrepreneurial Services Group of Ernst & Young's Stamford, Connecticut office. Mr. Marsalisi is a Certified Public Accountant.

         Rajesh Sharma has been NAC's Chief Operating Officer since January 1996. From 1994 to August 1996, he also served as NAC's Chief Financial Officer. From April 1994 to December 1995, Mr. Sharma was Vice President-Finance and Operations for NAC. Between September 1991 and April 1994, Mr. Sharma served as Controller of NAC

         Joshua S. Friedman became a Director upon the consummation of the Offering. Since its inception in 1990, Mr. Friedman has been an executive officer of Canyon Partners Incorporated, a merchant banking and money management firm which Mr. Friedman co-founded and which is an affiliate of Canpartners, a subordinated creditor and warrant holder of the Company. From 1984 to 1990, Mr. Friedman was Executive Vice President and Co-Director, Capital Markets of Drexel

Burnham Lambert Incorporated. Mr. Friedman currently serves as a member of the Board of Directors of Signature Resorts, Inc., a publicly traded developer and operator of timeshare resorts, and several privately held companies and charitable organizations.

         Robert L. Kirk became a Director upon the consummation of the Offering. Mr Kirk is and has been since 1992 the Chairman of British Aerospace Holdings, Inc., an international aerospace corporation. Mr. Kirk served as Chairman and Chief Executive Officer of CSX Transportation, Inc., the railroad subsidiary of CSX Corporation, from 1990 to 1992, and was Chairman and Chief Executive Officer of Allied-Signal Aerospace Co. from 1986 to 1989. Mr. Kirk is a director of United Defense L.P., a defense contractor, and Harsco Corporation, a diversified industrial company.

         Charles B. Ryan became a Director upon the consummation of the Offering. Mr. Ryan is and has been since 1982 the President and Chief Operating Officer, of Nordam Group Inc., a manufacturer and overhaul agency of airframes, nacelles and thrust reversers. Mr. Ryan has been associated with Nordam Group Inc. since 1976.


BOARD COMMITTEES

         In December 1996, the Board of Directors established an Audit Committee, a Compensation Committee and an Executive Committee. The Audit Committee will be initially composed of Messrs. Hollander and Ryan. The Audit Committee reviews the Company's annual audit and meets with the Company's independent auditors to review the Company's internal controls and financial management practices. The Compensation Committee will be initially composed of Messrs. Hollander and Kirk. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers. The Company's Executive Committee is composed of Messrs. Culver, Hollander and Risko. The Executive Committee has and may exercise all of the powers and authority of the Board of Directors in the management of the business affairs of the Company except that it does not have the power and authority to: (i) amend the Certificate of Incorporation or Bylaws of the Company; (ii) adopt an agreement of merger or consolidation or to recommend to stockholders the sale, lease or exchange of all or substantially all of the Company's property and assets; (iii) recommend to stockholders a dissolution of the Company or a revocation of the dissolution; or (iv) declare a dividend or authorize the issuance of stock of the Company unless expressly authorized by a resolution of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

                                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information for the fiscal year ended January 31, 1997, the twelve months ended January 31, 1996 and the fiscal year ended March 31, 1995 regarding compensation awarded to, earned by, or paid to the Company's chief executive officer and each other executive officer of the Company, and one executive officer of the subsidiary whose salary and bonus for the fiscal year ended January 31, 1997 exceeded $100,000.



           Name                       Period                  Salary               Bonus            Other           Options
           ----                       ------                  ------               -----            -----           -------

Michael C. Culver           FYE 1/31/97                     $23,000
Chief Executive Officer     12 Months ended 1/31/96            N/A(1)
                            FYE 3/31/95                       N/A (1)



John F. Risko               FYE 1/31/97                    $187,887(2)
Chief Operating Officer     12 Months ended 1/31/96           N/A (1)
                            FYE 3/31/95                       N/A (1)



John A. Marsalisi           FYE 1/31/97                     $20,000
Chief Financial Officer     12 Months ended 1/31/96            NA (1)
                            FYE 3/31/95                        NA (1)


Rajesh Sharma               FYE 1/31/97                    $170,071              $250,000                        $1,500,000 (4)
Chief Operating             12 Months ended 1/31/96        $130,358                $8,185           $20,670
Officer-NAC                 FYE 3/31/95                    $113,613               $37,420           $17,163(3)


     (1) The Company was formed in March 1995 to acquire NAC and each of the executive officers of the Company became an officer at the time of its formation. None of the executive officers of the Company received any employment compensation from the Company or NAC during the twelve months ended January 31, 1996 or the fiscal year ended March 31, 1995.

     (2) The salary payments to Mr. Risko have reduced, dollar for dollar, the amount of the $300,000 annual management fee NAC paid to First Equity for management services. The obligation to pay a management fee to First Equity terminated upon consummation of the Offering.

     (3) Insurance benefits including Group Term Life and Executive Life policy.

     (4) The Company has granted to Mr. Sharma, the Chief Operating Officer of NAC, options to purchase 3%, before the offering of the outstanding capital stock of NAC. These options may be exercised to purchase 150,000 shares of the Company's common stock at an exercise price of $.01 per share. Mr. Sharma has agreed that he will not sell any shares of common stock acquired upon the exercise of his options for a period of 180 days following the Offering and that, thereafter, he will not, during any three month period sell a number of shares that exceeds (i) 1% of the number of shares of common stock then outstanding (approximately 89,150 shares immediately after the Offering) or (ii) the average weekly trading volume of the Company's common stock in the NASDAQ National Market during the four weeks preceding the sale.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth information regarding the stock options that were granted during the last fiscal year to each of the officers named in the Summary Compensation Table.




                                      Per cent of
                     Number of        Total Options
                     Securities       Granted to
                     Underlying       Employees in      Exercise of                          Grant Date
Name                 Options Granted  Fiscal year       Base Price         Expiration date   Valuation (1)
----------------     ---------------  ---------------   ----------------   ----------------  -------------
Michael C. Culver    None             None              N/A                N/A

Rajesh Sharma        150,000          100%              $0.01 per share    December 2006     $1,500,000

John E. Risko        None             None              N/A                N/A

John Marsalisi       None             None              N/A                N/A


     (1) At the date of grant the Company had not yet completed its Offering. The options have been valued at the initial public offering price of $10 per share.

AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth the aggregate positions in options at Fiscal Year-End held by each of the officers named in the Summary Compensation Table.

                                 Number of Securities               Value of Unexcercise
                                Underlying Unexercised              In-The-Money Options
                              Options at Fiscal Year End             at Fiscal Year End
Name                           Exercisable/Unexercisable       Excercisable/Unexcercisable(1)
----                           -------------------------       ------------------------------
Michael C. Culver                      None/None                             N/A

Rajesh Sharma                        150,000/None                     $1,500,000/ None

John A. Marsalisi                      None/None                             N/A

John F. Risko                          None/None                             N/A


    (1) As of the end of the fiscal year, the Company had not yet completed its Offering. The options have been valued at the initial public offering price of $10 per share.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

         In December 1996, First Aviation entered into employment agreements with Michael C. Culver, John F. Risko, and John A. Marsalisi. Mr. Culver's, Mr. Risko's and Mr. Marsalisi's employment agreements are each for terms of three years which expire on December 31, 1999, and provide for an annual base salary of $180,000, $180,000 and $155,000, respectively. In addition, each of the three employment agreements provides for: (i) benefits which are also generally available to other employees of First Aviation in similar employment positions;

(ii) reimbursement of reasonable business related expenses; (iii) three weeks paid vacation a year; and (iv) a severance payment, upon termination without cause or for death or disability, equal to six months base salary. Each of the agreements may be terminated by First Aviation without cause at any time upon 30 days notice or by the executive for any reason upon 30 days notice.

         Mr. Culver, Mr. Risko and Mr. Marsalisi each have, as part of their respective employment agreements, agreed not to compete with First Aviation for a period of six months following the end of their employment by First Aviation and not to solicit employees or customers of First Aviation for a period of six months following the end of their employment with First Aviation.

         NAC has entered into a Post-Employment Consulting Agreement with Mr. Sharma. The agreement requires Mr. Sharma to provide specified consulting services to NAC following a termination of Mr. Sharma's employment by (i) NAC without "Cause" or (ii) by Mr. Sharma for "Good Reason" (either, a "Qualifying Termination") as these terms are defined. "Cause" is defined to include misappropriation of funds, acts of fraud or gross misconduct, conviction of a felony, disclosure of confidential information, misappropriation of business opportunities and competitive behavior against NAC. "Good Reason" is defined as a reduction in Mr. Sharma's base salary or benefits other than in connection with an across-the-board reduction in salaries and/or benefits for similarly situated employees of the Company or pursuant to the Company's standard retirement policies. The agreement provides that following a Qualifying Termination, Mr. Sharma shall thereafter provide consulting services to NAC for 12 months, or if sooner, until such date as Mr. Sharma is entitled to receive full retirement benefits under NAC's applicable retirement plans. In exchange for his services, Mr. Sharma is entitled to receive a fee, payable in equal monthly installments, equal to his annual base salary as in effect prior to the Qualifying Termination. The agreement also obligates NAC to continue medical, dental, vision and life insurance for Mr. Sharma to the extent such were provided to him prior to his termination of employment. Mr. Sharma is obligated to pay 50% of NAC's cost for all such insurance. If Mr. Sharma enters into new employment during the consulting period, the agreement provides that the consulting fee and benefits otherwise payable to Mr. Sharma shall be reduced or terminated by specified amounts depending upon the terms and conditions of his new employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee is or has been an employee of the Company.

DIRECTOR COMPENSATION

         Each of the Company's non-employee directors is entitled to receive an annual fee of $20,000 in cash or stock. No director of the Company receives any directors' fees for attendance at meetings of the Board of Directors or committees thereof, although non-employee members of the Board do receive reimbursement for actual expenses of such attendance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of April 25,1997, (i) by each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (ii) each of the Company's directors, (iii) each of the officers named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable, and are located at 15 Riverside Avenue Westport, Connecticut 06880.

NAME AND ADDRESS                            AMOUNT AND NATURE OF      PERCENT
OF  BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP      OF CLASS
--------------------                        --------------------   -------------

FAS Inc., an indirect subsidiary of First
     Equity Group, Inc.                          3,721,665              41.7%
     15 Riverside Avenue
     Westport, Connecticut 06880
Canpartners Investments  IV, LLC. (1)            1,293,335              14.5%
     9665 Wilshire Boulevard
     Suite 200
     Beverly Hills, California 90212
Aaron P. Hollander--(2)                                 --                 --
Michael C. Culver--(2)                                  --                 --
John F. Risko--(2)                                      --                 --
John A. Marsalisi--                                     --                 --
Joshua S. Friedman--(3)                                 --                 --
Robert L. Kirk--                                        --                 --
Charles B. Ryan--                                       --                 --
Rajesh Sharma--                                         --                 --
     National Airmotive Corporation
     7200 Earhart Road
     Oakland, California
All directors and executive
     officers as a group (8 persons)--                  --                 --


      (1) Canyon Partners Incorporated is the Managing Member of Canpartners. Mr. Friedman, Mitchell R. Julis and R. Christian B. Evenson are the sole shareholders and directors of Canyon Partners Incorporated and such individuals may be deemed to share beneficial ownership of the shares shown as owned by Canpartners. Such persons disclaim beneficial ownership of such shares

      (2) Messrs. Culver and Hollander own, in the aggregate, substantially all of the outstanding shares of First Equity Group. First Equity Group and Mr. Risko own substantially all of the shares of First Equity.

      (3) Excludes 1,293,335 shares shown as owned by Canpartners. Mr. Friedman is a Vice-President of Canpartners and is a shareholder and director of Canyon Partners Incorporated, the Managing Member of Canpartners, and as such may be deemed to have voting and investment power over such shares. Mr. Friedman disclaims any beneficial ownership of such shares.

            SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 (a) of the Exchange Act requires the Company's directors, executive officers and ten percent shareholders to file initial reports of ownership and reports of changes in ownership of the Company's common stock with the Securities and Exchange Commission. Directors, executive officers and ten percent shareholders are required to furnish the Company with copies of all
Section 16 (a) forms that they file. Based on a review of these filings, the Company notes that Messers. Hollander, Culver and Marsalisi inadvertently failed to file their Form 3s on a timely basis upon the consummation of the Offering. The filings were made on March 7, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 1, 1995, in connection with the acquisition of NAC by the Company from Triton Group Ltd., the Company issued 33,000 shares of its Series A Preferred Stock to FAI for an aggregate price of $1,650,000 and 3,556,665 shares of its Common Stock at an aggregate price of $551,000. In connection with the closing of the Offering, the Company's Series A Preferred Stock, face value $1,650,000, held by FAI was exchanged for 165,000 shares of common stock. Messrs. Culver, Hollander and Risko beneficially own substantially all of the equity interests in FAI, and each of them, as well as Mr. Marsalisi, is an officer of FAI.

         On June 1, 1995, NAC entered into the Loan and Security Agreement (the "Loan Agreement") between NAC and Canpartners (as assignee of Canpartners Investments III, L.P.). Mr. Friedman, a director of NAC, is affiliated with Canpartners. See Item 10 "Directors and Executive Officers of Registrant." Pursuant to the Loan Agreement, Canpartners made a $3,000,000 loan (the "Subordinated Debt") to NAC which is subordinated in right of payment to NAC's credit facility. The Subordinated Debt bears interest at the rate of 15% per year, requires scheduled prepayments of principal and interest, and initially was due no later than July 5, 1997. On June 13, 1996, in connection with a refinancing of NAC's credit facility, NAC repaid $1,000,000 in principal to Canpartners and made certain modifications to the Loan Agreement, including an extension of the final maturity date of the Subordinated Debt to June 13, 1999. In connection with the execution of the Loan Agreement, NAC and Canpartners entered into a Warrant Agreement (the "Warrant Agreement"), pursuant to which NAC issued warrants to purchase 1,832,225 shares of its Common Stock at an exercise price of $0.05 per share to Canpartners. In connection with the repayment of $1,000,000 of the Subordinated Debt in June 1996, 538,890 of the warrants held by Canpartners were canceled. Pursuant to the Second Amendment to Warrant Agreement, dated December 20, 1996, the remaining NAC warrants held by Canpartners became exercisable for and were exercised for shares of the Company's common stock at an exercise price of $0.05 per share upon consummation of the Offering.

         Pursuant to a Shareholders Agreement entered into among NAC, the Company and Canpartners in connection with the execution of the Loan Agreement (the "Shareholders Agreement"), NAC agreed to pay a management fee to the Company (or First Equity) in the amount of $300,000 per year, payable quarterly. NAC reduces payment of this management fee to the Company by the amount of compensation paid to Mr. Risko in connection with his services as an officer of the Company and NAC. The obligation to pay a management fee to First Equity terminated upon consummation of the Offering.

         Pursuant to the Shareholders Agreement, NAC agreed to pay an annual management fee of $50,000 to Canpartners for each of the four years commencing June 1, 1995. The Shareholders Agreement provided for accelerated payment to Canpartners of all remaining annual management fees upon the occurrence of certain events, including the consummation of the Offering.

         On September 30, 1996, the Company entered into two agreements with First Equity whereby First Equity was to provide certain investment advisory services in connection with the Offering as well as to provide advice with respect to and negotiate for the API Combs Acquisition. Upon the closing of the Offering, First Equity was paid a fee of $350,000 for assistance rendered in connection with the Offering and $250,000 for its services with regard to the API Combs Acquisition. First Equity may render other investment advisory services to the Company in the future. If it does so, any investment advisory fees paid to it would not exceed customary fees for such services.

         On December 20, 1996, the Company and First Equity entered into an agreement allocating potential investment and acquisition opportunities in the global aircraft engine repair and overhaul market. Pursuant to the agreement, First Equity has agreed that commencing with the consummation of the Offering, neither First Equity nor any of its majority-owned subsidiaries will, as a principal, consummate any acquisition of a majority interest in any business that is engaged in the repair and overhaul of military and commercial aircraft engines anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to choose to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the directors of the Company that have no affiliation with First Equity. The agreement will remain in effect for a five-year term, subject to earlier termination in the event First Equity reduces its ownership interest in the Company to less than 10% of the Company's outstanding voting securities. In addition, the agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from the repair and overhaul of military and commercial aircraft engines nor to any advisory services performed by First Equity on behalf of third parties.

         During the fiscal year ended January 31, 1997, the Company leased approximately 1,000 square feet of office space from First Equity under a month to month sublease. Monthly payments under the sublease were $2,500. On December 13, 1996, the Company entered into a new sublease with First Equity which replaces the old lease. Under the new sublease, which commenced on April 21, 1997 the Company leases approximately 2,000 square feet of office space in Westport, Connecticut for a period of ten years with options for two additional five year periods. Monthly payments under this sublease currently are $5,000, subject to increases on an annual basis. The sublease is cancelable by either party upon the provision of six months notice.

         The Company believes that the terms of the two advisory services agreements and the sublease agreement between the Company and First Equity are at least as favorable as the terms which would have been obtained by the Company from an unaffiliated third-party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1)(2)                 Financial Statements and Schedules

         See Index to Consolidated Financial Statements, which appears on Page F-1 hereof

(b)      Form 8-K
         No reports on Form 8-K were filed by the registrant during the fourth quarter of fiscal 1997.

(c)      Exhibits

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

3.1+             Restated Certificate of Incorporation of the Company

3.2+             Restated Bylaws of the Company

4.1+             Specimen stock certificate

10.1+ Form of Director Indemnification Agreement between the Company and each of its directors

10.2+ Loan and Security Agreement, dated June 13, 1996, by and between NAC and Fleet Capital Corporation

10.3+ Amendment Number One to Loan and Security Agreement, dated September 1, 1996, by and between NAC and Fleet

10.4+ Loan and Security Agreement, dated June 1, 1995, by and between NAC and Canpartners Investments IV, LLC (as successor in interest to Canpartners Investments III, L.P.) ("Canpartners")

10.5+ First Amendment to Loan and Security Agreement, dated June 13, 1996, by and between NAC and Canpartners

10.6+            Warrant Agreement, dated June 1, 1995, by and between NAC and
                 Canpartners

10.7+ First Amendment to Warrant Agreement, dated June 13, 1996, by and between NAC and Canpartners

10.8+ Second Amendment to Warrant Agreement, dated December 20, 1996, by and between NAC and Canpartners

10.9+ Asset Purchase Agreement, dated November 25, 1996, by and between AMR Combs and API Combs.

10.10+ Authorized Maintenance Center Agreement, effective as of November 14, 1994, by and between NAC and Allison Engine Company (Model 501)

10.11+ Employment Agreement, dated as of December 20, 1996, by and between John F. Risko and the Company

10.12+ Employment Agreement, dated as of December 20, 1996, by and between John Marsalisi and the Company

10.13+ Post-Employment Consulting Agreement, dated January 17, 1992, by and between Rajesh Sharma and NAC

10.14+           Stock Option Plan

10.15+           Employee Stock Purchase Plan

10.16+ Lease, dated January 23, 1991, by and between NAC and the City of Oakland (main building lease)

10.17+ First Supplement to lease, dated November 22, 1991, by and between NAC and the City of Oakland (main building lease)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

10.18+ Lease, dated January 23, 1991, by and between NAC and the City of Oakland (test cells lease)

10.19+ Standard Industrial Lease-Net, dated November 26, 1996, by and between NAC (as assignee) and Pacific Energy Resources, as amended

10.20+ Employment Agreement, dated as of December 20, 1996, by and between Michael C. Culver and the Company

10.21+ Investment Advisory Services Agreement Relating to the API Combs Acquisition, dated as of September 30, 1996, by and between First Equity and First Aviation

10.22+ Investment Advisory Services Agreement Relating to the Offering, dated as of September 30, 1996, by and between First Equity and First Aviation

10.23+ Letter, dated as of December 20, 1996, by and between First Equity and First Aviation regarding pursuit of acquisition opportunities

10.24+ Amended and Restated Registration Rights Agreement, dated as of February 21, 1996, by and between the Company and FAI

10.25+ Agreement and Plan of Merger, dated as of March 3, 1995, by and among the Company, FE Acquisition Subsidiary, Triton Group Ltd. and NAC

10.26+ Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1, 1995, by and among the Company, FE Acquisition Subsidiary, Triton Group Ltd. and NAC

10.27+ Authorized Maintenance Center Agreement, effective as of November 30, 1994, by and between NAC and Allison Engine Company (Model 250)

10.28+ Authorized Maintenance Center Agreement, effective as of December 31, 1995, by and between NAC and Allison Engine Company (Model 570/571)

10.29+ Registration Rights Agreement, dated as of February 21, 1997, by and between the Company and Canpartners

10.30+ Sublease Agreement, dated as of December 31, 1996, between First Equity and the Company

10.31+ Letter Agreement between FAI and the Company regarding the exchange of Series A Preferred Stock for Common Stock of the Company

11.1             Statement re: Computation of Earnings Per Share

21.1+            List of Subsidiaries

23.1             Consent of Ernst & Young LLP, independent auditors

23.2             Consent of Price Waterhouse LLP, independent auditors

27.1             Financial Data Schedule (8 Months)

27.2             Financial Data Schedule (12 Months)


 + Incorporated by reference and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-18647), as amended.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30 , 1997.



                                               FIRST AVIATION SERVICES INC.

                                           By:  /s/ John A. Marselisi
                                               -----------------------------
                                                John A. Marsalisi
                                                Chief Financial Officer



SIGNATURE                    TITLE                                        DATE
---------                    -----                                        ----

/s/ Aaron P. Hollander       Chairman of the Board                        April 30, 1997
--------------------------
Aaron P. Hollander


/s/ Michael C. Culver        Chief Executive Officer and
--------------------------   Director (Principal Executive Officer)       April 30, 1997
Michael C. Culver


                              Chief Operating Officer and Director        April 30, 1997
--------------------------
John F. Risko


/s/ John A. Marsalisi        Chief Financial Officer and                  April 30, 1997
--------------------------
John A. Marsalisi            Director (Principal Financial and
                              Accounting Officer)

/s/ Joshua S. Friedman       Director                                     April 30, 1997
--------------------------
Joshua S. Friedman


/s/ Robert L. Kirk           Director                                     April 30, 1997
--------------------------
Robert L. Kirk


/s/ Charles B. Ryan          Director                                     April 30, 1997
--------------------------
Charles B. Ryan


                        Consolidated Financial Statements

                          First Aviation Services Inc.

                The year ended January 31, 1997, the eight-month
                  period ended January 31, 1996, the two-month
                     period ended May 31, 1995, and the year
                              ended March 31, 1995
                       with Report of Independent Auditors

                          First Aviation Services Inc.

                        Consolidated Financial Statements

                The year ended January 31, 1997, the eight-month
                  period ended January 31, 1996, the two-month
                     period ended May 31, 1995 and the year
                              ended March 31, 1995




                                    CONTENTS

Report of Independent Auditors...............................................F2
Report of Independent Accountants............................................F3

Consolidated Financial Statements

Consolidated Balance Sheets..................................................F4
Consolidated Statements of Operations........................................F5
Consolidated Statements of Stockholders' Equity..............................F6
Consolidated Statements of Cash Flows........................................F7
Notes to Consolidated Financial Statements...............................F8-F28

                         Report of Independent Auditors


The Board of Directors and Shareholders
First Aviation Services Inc.

We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 1997 and 1996, and the consolidated statements of operations, stockholders' equity, and cash flows for the year ended January 31, 1997, the eight-month period ended January 31, 1996 and the two-month period ended May 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. as of January 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the year ended January 31, 1997, the eight-month period ended January 31, 1996 and the two-month period ended May 31, 1995 in conformity with generally accepted accounting principles.




March 21, 1997


                                       F2

                        Report of Independent Accountants


To the Board of Directors and Shareholder of National Airmotive Corporation

In our opinion, the statements of operations, stockholders' equity and cash flows of National Airmotive Corporation, a predecessor to First Aviation Services Inc., present fairly the results of its operations and its cash flows for the year ended March 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP


San Francisco, California
June 14, 1995




                                       F3

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                                              JANUARY 31
                                                                                        1997              1996
                                                                                     ---------------------------
ASSETS
Current assets:
    Trade receivables, net of allowance for doubtful accounts of $278
       at January 31, 1997 and 1996                                                  $ 19,931           $ 23,388
    Inventories                                                                        36,323             31,207
    Deferred income taxes                                                               1,036              1,036
    Prepaid expenses and other                                                          1,375              1,374
                                                                                      -------            -------
Total current assets                                                                   58,665             57,005

Plant and equipment, net                                                                2,793              2,706
Other assets                                                                              914                673
                                                                                      -------            -------
                                                                                     $ 62,372           $ 60,384
                                                                                      =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                                 $ 15,104           $ 18,167
    Accrued compensation and related expenses                                           1,948              1,116
    Accrued reorganization expenses                                                       109              1,021
    Other accrued liabilities                                                           2,741              2,685
    Income taxes payable                                                                    -                507
    Due to shareholders                                                                   176                126
    Current portion of long-term debt                                                   1,100              1,970
                                                                                      -------            -------
Total current liabilities                                                              21,178             25,592

Long-term debt, less current portion                                                   32,794             27,005
Other noncurrent liabilities                                                            2,119              3,601
                                                                                      -------            -------
Total liabilities                                                                      56,091             56,198

Stockholders' equity:
    Preferred stock, $0.01 par value, liquidation preference of $660 and $330 at
       January 31, 1997 and 1996; 5,000,000 shares
       authorized, 33,000 shares issued and outstanding                                 1,650              1,650
    Common stock, $0.01 par value, 25,000,000 shares authorized,
       3,556,665 shares issued and outstanding                                             36                 36
    Additional paid-in capital                                                          2,125                625
    Retained earnings                                                                   2,470              1,875
                                                                                      -------            -------
Total stockholders' equity                                                              6,281              4,186
                                                                                      -------            -------
                                                                                     $ 62,372           $ 60,384
                                                                                      =======            =======


See accompanying notes.


                                       F4

                          First Aviation Services Inc.

                      Consolidated Statements of Operations
                       (in thousand, except share amounts)




                                                                                        PREDECESSOR BUSINESS
                                                                                  -------------------------------
                                                                  EIGHT-MONTH       TWO-MONTH
                                                YEAR ENDED       PERIOD ENDED     PERIOD ENDED       YEAR ENDED
                                               JANUARY 31,       JANUARY 31,         MAY 31,          MARCH 31,
                                                   1997              1996             1995              1995
                                               ------------      ------------     ------------      -------------
Net sales                                         $ 104,236       $   68,519         $  10,896       $   83,091
Cost of sales                                        89,426           57,390            10,463           72,796
                                                   --------         --------           -------          -------
Gross profit                                         14,810           11,129               433           10,295
Selling, general and administrative
    expenses                                          9,881            5,349             1,160            9,362
                                                   --------         --------           -------          -------
Income (loss) from operations                         4,929            5,780              (727)             933
Interest expense                                      3,470            2,605               287            1,807
Other expenses                                            -                -                 -            1,302
                                                   --------         --------           -------          -------
Income (loss) before provision (benefit)
    for income taxes and extraordinary item           1,459            3,175            (1,014)          (2,176)
Provision (benefit) for income taxes                      -            1,300                 -             (885)
                                                   --------         --------           -------          -------
Income (loss) before extraordinary item               1,459            1,875            (1,014)          (1,291)
Extraordinary item:
    Loss on early extinguishment of debt                864                -                 -                -
                                                   --------         --------           -------          -------
Net income (loss)                                       595            1,875            (1,014)          (1,291)
Dividends on preferred stock                            132               88                 -                -
                                                   --------         --------           -------          -------
Net income (loss) applicable to common
    stockholders                                $       463      $     1,787        $   (1,014)      $   (1,291)
                                                   ========         ========           =======          =======

Net income (loss) per common share:
    Income (loss) before extraordinary item
       applicable to common stockholders              0.25      $       0.32
    Extraordinary item                               (0.16)                -
                                                   --------         --------
    Net income (loss) applicable to common
       stockholders                                   0.09      $       0.32
                                                   ========         ========

Shares use in computation of net income
    (loss) applicable to common stockholders      5,216,157        5,528,804
                                                  =========        =========


See accompanying notes


                                       F5

                          First Aviation Services Inc.

                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                 PREFERRED STOCK             COMMON STOCK
                                               ---------------------   ----------------------    ADDITIONAL
                                                NUMBER OF               NUMBER OF                 PAID-IN     RETAINED
                                                 SHARES     AMOUNT       SHARES       AMOUNT      CAPITAL     EARNINGS      TOTAL
                                               ----------  --------    ----------    --------    ---------    ---------   ---------
Balance at April 1, 1994 (predecessor)                 -   $      -     4,750,000    $  4,750   $  27,385     $  4,180   $  36,315
   Net loss for the year ended March 31,
     1995                                              -          -             -           -           -       (1,291)     (1,291)
                                                 -------    -------    ----------     -------    --------      -------    --------
Balances at March 31, 1995 (predecessor)               -          -     4,750,000       4,750      27,385        2,889      35,024
   Net loss for the two-month period ended
     May 31, 1995                                      -          -             -           -           -       (1,014)     (1,014)
                                                 -------    -------    ----------     -------    --------      -------    --------
Balances at May 31, 1995 (predecessor)                 -          -     4,750,000       4,750      27,385        1,875      34,010
   Elimination of predecessor divisional equity
     upon acquisition on June 1, 1995                  -          -    (4,750,000)     (4,750)    (27,385)      (1,875)    (34,010)
   Common stock and preferred stock issued
     for cash on June 1, 1995                     33,000      1,650     3,556,665          36         515            -       2,201
   Warrants issued in connection with
     subordinated note payable                         -          -             -           -         110            -         110
   Net income for the eight-month period
     ended January 31, 1996                            -          -             -           -           -        1,875       1,875
                                                 -------    -------    ----------     -------    --------      -------    --------
Balances at January 31, 1996                      33,000      1,650     3,556,665          36         625        1,875       4,186
   Issuance of options to purchase common
     stock                                             -          -             -           -       1,500            -       1,500
   Net income for the year ended January
     31, 1997                                          -          -             -           -           -          595         595
                                                 -------    -------    ----------     -------    --------      -------    --------
Balances at January 31, 1997                      33,000   $  1,650     3,556,665    $     36   $   2,125    $   2,470   $   6,281
                                                 =======    =======    ==========     =======    ========      =======    ========



See accompanying notes.


                                       F6

                          First Aviation Services Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                 PREDECESSOR BUSINESS
                                                                                           ---------------------------------
                                                                           EIGHT-MONTH       TWO-MONTH
                                                         YEAR ENDED        PERIOD ENDED    PERIOD ENDED       YEAR  ENDED
                                                         JANUARY 31,       JANUARY 31,        MAY 31,          MARCH 31,
                                                            1997               1996            1995               1995
                                                      -----------------   --------------   --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $     595          $   1,875       $  (1,014)        $  (1,291)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization                          1,047                947             400             2,508
     Extraordinary item, loss on early
       extinguishment of debt                                 864                 --              --                --
     Compensation expense on stock options issued           1,500                 --              --                --
     Deferred income taxes                                     --                664             129            (1,041)
     Net loss on disposal of plant and equipment               --                 --              --               123
     Termination of executive defined benefit plan             --               (548)             --                --
     Changes in assets and liabilities:
       Trade receivables                                    3,457            (13,460)          1,860             6,902
       Inventories                                         (5,116)            (1,744)           (605)           (4,457)
       Prepaid expenses and other assets                   (1,283)               947            (341)              493
       Accounts payable                                    (3,063)            12,587             821            (6,822)
       Accrued liabilities                                   (156)                58             578              (584)
       Due to stockholder                                      50                 --              --                --
       Other long-term liabilities                         (1,482)              (567)            (10)              265
                                                       -----------        -----------     -----------       -----------
Net cash provided by (used in) operating
   activities                                              (3,587)               759           1,818            (3,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets from former owners including
   acquisition costs                                           --            (12,397)             --                --
Purchase of plant and equipment                              (957)              (862)           (282)           (2,469)
Payment for license rights and other intangibles             (375)              (375)             --              (800)
Proceeds from disposal of plant and equipment                  --                 13               6                --
                                                       -----------        -----------     -----------       -----------
Net cash used in investing activities                      (1,332)           (13,621)           (276)           (3,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt                              119,810            103,891          10,703             7,536
Payments on long-term debt                               (114,731)           (92,955)        (12,191)               --
Sale of preferred stock                                        --              1,650              --                --
Sale of common stock                                           --                551              --                --
Repayment of other noncurrent liabilities                    (160)              (275)            (54)             (363)
                                                       -----------        -----------     -----------       -----------
Net cash provided by (used in) financing
   activities                                               4,919             12,862          (1,542)            7,173
                                                       -----------        -----------     -----------       -----------
Net change in cash                                             --                 --              --                --
Cash, beginning of period                                      --                 --              --                --
                                                       -----------        -----------     -----------       -----------
Cash, end of period                                     $      --          $      --       $      --         $      --
                                                       ===========        ===========     ===========       ===========
Supplemental cash flow disclosures:
   Cash paid for:
     Interest                                           $   3,148          $   2,322       $     154         $   1,745
                                                       ===========        ===========     ===========       ===========
     Income taxes                                       $     545          $     129       $      --         $     160
                                                       ===========        ===========     ===========       ===========
     Acquisition of equipment under capital lease
       obligation                                       $      --          $      --       $      --         $     303
                                                       ===========        ===========     ===========       ===========


See accompanying notes.


                                       F7

1. BUSINESS AND BASIS OF PRESENTATION

First Aviation Services Inc. ("First Aviation" or the "Company") through its wholly owned subsidiary, National Airmotive Corporation ("NAC") repairs and overhauls commercial and military aircraft engines, and industrial turbines and parts. The Company is headquartered in Westport, Connecticut. Customers of the Company include airlines, foreign governments, U.S. and foreign military services and industrial companies.

The accompanying consolidated financial statements include the accounts of First Aviation and its wholly owned subsidiary, NAC.

First Aviation was formed in March 1995 to acquire the capital stock of NAC. On June 1, 1995, Triton Group, Ltd. ("Triton"), former parent company of NAC, sold its ownership interest in the capital stock of NAC to First Aviation pursuant to the Agreement and Plan of Merger dated March 3, 1995. The acquisition has been accounted for under the purchase method of accounting as of the closing date. The gross purchase price of $30,355 includes debt assumed of $17,958, transaction-related fees and expenses amounting to $1,147, and a net cash payment to Triton of $11,250. The purchase price, including acquisition costs, was allocated to the assets and liabilities of NAC based on their relative fair values.

In connection with the allocation of the purchase price and in order to implement plans and actions designed to streamline operations, the Company recorded a reorganization accrual to cover the estimated costs of employee separations and other employee incentive programs. The Company incurred and charged against accrued reorganization costs $1,400 and $1,086 during the eight-month period ended January 31, 1996 and the year ended January 31, 1997, respectively. The Company also recorded accruals for various liabilities including pension plan termination (Note 9), environmental matters (Note 11), and legal matters. The remaining accruals as of January 31, 1997 total $2,143 and are included in accrued liabilities and other noncurrent liabilities in the accompanying balance sheet.

The financial statements for the two-month period ended May 31, 1995 and the year ended March 31, 1995 represent the operations of NAC when NAC was owned by Triton ("Predecessor"). The financial statements of the Company since June 1, 1995 ("Successor Business") reflect the impact of indebtedness incurred in the acquisition of the Company as well as the impact of the purchase price allocation. Accordingly, the financial statements of the Successor Business are not directly comparable to those of the Predecessor.


                                       F8

The following unaudited summary, prepared on a pro forma basis, presents the consolidated results of operations as if the Predecessor had been acquired as of April 1, 1995 and 1994, after including the impact of certain adjustments, such as reduced depreciation expense due to asset write-downs, increased interest expense due to acquisition financing and the tax benefit resulting from utilization of the Predecessor net operating loss.

                                            PERIOD FROM
                                         APRIL 1, 1995 TO          YEAR ENDED
                                         JANUARY 31, 1996        MARCH 31, 1995
                                          ---------------        --------------

Sales                                         $79,415               $83,091
Net income                                      1,156                 1,517
Net income applicable to common
    stockholders                                1,068                 1,517
Net income per common share                      0.21                  0.30


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUES

Revenue related to the repair and overhaul of engines is recorded upon completion of repair and overhaul services. Revenue for parts and engine components sold is recorded when the product is shipped.



                                       F9

The Company provides credit in the form of trade accounts receivable to its customers. The Company generally does not require collateral to support domestic customer receivables. Receivables arising from export activities are supported by letters of credit or foreign credit insurance. The Company performs ongoing credit evaluations of its customers and maintains allowances which management believes are adequate for potential credit losses.

Combined sales to agencies of the U.S. government represented 16%, 27%, 25% and 15% of net sales for the year ended January 31, 1997, the eight-month period ended January 31, 1996, the two-month period ended May 31, 1995, and the year ended March 31, 1995, respectively. The combined accounts receivable from agencies of the U.S. government represented 18% and 17% of total accounts receivable as of January 31, 1997 and January 31, 1996, respectively. Sales to one customer who acts as agent for a number of foreign governments accounted for 12% of total net sales for the year ended January 31, 1997.

The Company has no foreign operations; however, export sales were approximately 32%, 35% and 31% of net sales in the year ended January 31, 1997, the eight-month period ended January 31, 1996, and the year ended March 31, 1995, respectively. The majority of export sales activities were to the following geographic areas: Central America, Middle East, Far East, Canada, and Europe.

STOCK BASED COMPENSATION

For the year ended January 31, 1997, the Company implemented the disclosure provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation". The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense to the extent a difference exists between the exercise price and the fair value per share at the date of grant. During the year ended January 31, 1997, the Company recorded compensation expense of $1,500 resulting from the issuance of stock options.


                                       F10

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out ("FIFO") and specific identification methods. Costs include direct material, direct labor and applicable manufacturing overhead.

The Company's inventory consists principally of new, overhauled, serviceable and repairable aircraft engine parts that are purchased principally from Allison Engine Company ("Allison"), a subsidiary of Rolls Royce Ltd., and from parts resellers and customers. Before any part may be installed in an aircraft, it must meet certain standards of condition established by the Federal Aviation Administration, the U.S. Department of Defense, or the equivalent regulatory agencies in other countries depending on whose engines are being serviced by the Company. Specific regulations vary from country to country, although regulatory requirements in other countries generally coincide with applicable U.S. requirements. Parts must also be traceable to sources deemed acceptable by such agencies. Parts owned or acquired by the Company may not meet applicable standards prior to remanufacturing or standards may change in the future, causing parts which are already contained in the Company's inventory to be scrapped or modified. Aircraft engine manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory.

Provisions are made in each period for the estimated effect of excess and obsolete inventories. Actual excess and obsolete inventories may differ significantly from such estimates, and such differences could be material to the financial statements.

PLANT AND EQUIPMENT

Plant and equipment are stated at original cost, less allowance for accumulated depreciation. Additions and improvements that materially increase the productive capacity or extend the useful life of an asset are added to its cost. Expenditures for normal maintenance and repairs are charged to expense as incurred.

Depreciation of plant and equipment is computed using the straight-line method over the estimated lives of the assets which range from 3 to 30 years. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the terms of the related lease.


                                       F11

The Company implemented the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the year ended January 31, 1997. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

INCOME TAXES

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

MAJOR SUPPLIERS

Historically, the NAC's primary supplier has been Allison. NAC is an Authorized Maintenance Center for Allison's product lines. During the year ended January 31, 1997, NAC purchased $47,254 in parts and engine components from Allison and at January 31, 1997 accounts payable to Allison totaled $5,939. NAC is also an authorized distributor for Bendix, AC and several suppliers of accessories that compliment the Allison commercial engine. NAC is an authorized service center for both Lockheed Hercules QEC's and McDonnell Douglas Helicopter Systems' dynamic components.

NAC has from time to time, experienced difficulty in obtaining certain parts because of parts shortages and inventory fluctuations at Allison. The shortage or unavailability of Allison parts can and has from time to time caused delays in the timely completion of repair and overhaul production schedules. Such delays may adversely affect the NAC's relationship with its customers and could adversely affect the NAC's commitments to customers and its work-in-process inventory levels. An inability to maintain timely access to Allison parts and components on commercially reasonable terms would have a material adverse effect on the Company's business, financial condition and results of operations.


                                      F12

EXCESS OF COST OVER NET ASSETS ACQUIRED

For the year ended March 31, 1995, the excess of purchase price for NAC over the fair value of the net assets acquired was amortized under the straight-line method over a forty year period.

LICENSE RIGHTS

For the year ended March 31, 1995, the cost of license rights purchased from Allison was amortized using the straight-line method over the period of minimum expected benefit of fifteen years.

NET INCOME (LOSS) PER COMMON SHARE

Except as noted below, net income (loss) per common share has been computed based upon the weighted average number of common shares outstanding including dilutive common equivalent shares from stock warrants, using the treasury stock method. Common shares to be issued in exchange for the Company's Series A Preferred Stock have been excluded from the calculation of net income (loss) per common share as the effect of their inclusion would be anti-dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins rules, common and common equivalent shares issued by the Company at prices below the public offering price during the twelve months immediately preceding the Company's initial public offering are included in the calculation (using the treasury stock method and the anticipated initial public offering price) as if they were outstanding for all periods prior to the offering date.

Net income (loss) per common share is not presented for the two-month period ended May 31, 1995 and the year ended March 31, 1995 since such amounts are not deemed meaningful as a result of the change in ownership and capital stock structure of NAC that occurred on June 1, 1995.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for periods ending after December 15, 1997. At adoption, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded and diluted earnings per share will be presented, if appropriate. The impact of Statement 128 on the calculation of earnings per share for this period is not expected to be material.


                                      F13

3. INVENTORIES

Inventories consist of the following:

                                            JANUARY 31,
                                      1997              1996
                                      -----------------------

Raw materials                        $ 18,857          $ 16,493
Work-in-process                        11,067             8,958
Finished goods                          6,399             5,756
                                      -------           -------
                                     $ 36,323          $ 31,207
                                      =======           =======


4. PLANT AND EQUIPMENT

The cost and accumulated depreciation of plant and equipment are as follows:

                                                            JANUARY 31,
                                                      1997             1996
                                                     -----------------------

Machinery and equipment                              $ 1,658         $ 1,338
Building and other leasehold improvements              1,055             976
Office furniture, fixtures and equipment                 863             575
Construction-in-process                                  510             551
                                                      ------          ------
                                                       4,086           3,440
Less accumulated depreciation                         (1,293)           (734)
                                                      ------          ------
                                                     $ 2,793         $ 2,706
                                                      ======          ======


                                      F14

5. RELATED PARTIES

On September 30, 1996, the Company entered into two agreements with a stockholder whereby the stockholder is to provide certain investment advisory services in connection with the Company's initial public offering as well as to provide advice and negotiate for the acquisition of the aircraft parts international division of AMR Combs, Inc. ("Old API") (Note 12). Upon closing of the initial public offering, the stockholder will be paid a fee of $350 for assistance rendered in connection with the offering and $250 for its services with regard to the Old API acquisition (Note 12).

The Company has agreed to pay a management fee to a stockholder in the amount of $300 per year, payable quarterly. The Company reduces payment of this management fee by the amount of compensation paid to certain employees in connection with their services as officers of the Company and its subsidiaries. The obligation to pay a management fee terminates upon consummation of a public offering of the Company's common stock. The Company has also agreed to pay an annual management fee of $50 per year to the subordinated debtholder for each of the four years commencing June 1, 1995, which fee is payable quarterly. This agreement with the subordinated debtholder also provides for accelerated payment of all remaining annual management fees upon the occurrence of certain events, including the consummation of a public offering of the Company's common stock, and the sale of substantially all of the assets of the Company.

Fees under the management agreement totaling $170 and $133 were included in selling, general, and administrative expenses in the accompanying statements of operations for the year ended January 31, 1997 and the eight-month period ended January 31, 1996, respectively. There were no such fees prior to June 1, 1995.

During 1996, the Company leased office space from a stockholder under a month-to-month sublease. Monthly payments under the lease are three thousand dollars.




                                      F15

6. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                            JANUARY 31,
                                                       1997             1996
                                                      -----------------------

Borrowings under revolving line of credit            $ 29,516        $ 24,123
Term loans                                              2,650           1,767
Subordinated note payable                               1,728           2,925
Note payable                                                -             160
                                                      -------         -------

Total                                                  33,894          28,975
Less current portion                                   (1,100)         (1,970)
                                                      -------         -------
                                                     $ 32,794        $ 27,005
                                                      =======         =======


On June 13, 1996, the Company entered into a new credit facility. Borrowings under this facility were used to retire the outstanding borrowings under the Company's existing revolving line of credit and term loan and also to reduce the Company's subordinated note by $1,000. In connection with this refinancing, the Company recorded an extraordinary charge of $864 for prepayment penalty fees and the write-off of unamortized loan fees.

This new credit agreement consists of a revolving credit facility that allows for borrowings of up to $37,000 and two term loans in the amounts of $2,000 and $1,000, respectively. Borrowings under the revolving credit facility are further limited to specified percentages of eligible accounts receivable and inventories. The revolving line of credit expires May 15, 1999. Management believes that the borrowing base under this credit facility will exceed the outstanding borrowings for at least the next twelve months, and has classified these outstanding borrowings as long-term debt in the accompanying balance sheet. Borrowings under the revolving credit facility bear interest at the LIBOR rate plus 3% (8.45% at January 31, 1997). The credit agreement also allows for the issuance of letters of credit not to exceed an aggregate of $1,500. Such letters of credit reduce the availability of borrowings under the facility.

The term loans mature May 15, 1999 and bear interest at a variable rate of the LIBOR rate plus either 3.50% or 4.50% (8.95% and 9.95% at January 31, 1997, respectively).


                                      F16

The credit agreement contains a number of covenants, including among other provisions, restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, capital expenditures, and management fees. The credit agreement also requires the Company to maintain minimum levels of net worth and requires certain interest expense coverage ratios and minimum backlog levels. The terms of the Company's credit agreement currently restrict the payment of dividends except with the lender's consent.

The subordinated note bears interest at 15%, payable monthly, and is due in quarterly installments through June 1999. The subordinated note agreement requires the Company to maintain certain levels of net worth, limits capital expenditures and requires certain interest expense coverage ratios.

The revolving line of credit, term loan and subordinated debt are collateralized by substantially all of the Company's assets.

Aggregate annual maturities of the refinanced long-term debt are as follows:

Fiscal year 1998                                           $     1,100
Fiscal year 1999                                                 1,100
Fiscal year 2000                                                31,694
                                                              --------
                                                            $   33,894
                                                              ========


Management believes that the carrying amounts of the Company's borrowings under its revolving credit facility and term loans approximate their fair values because the interest rate is variable and resets frequently. Management also believes that the carrying value of the Company's subordinated notes approximates its fair value based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.




                                      F17

7. STOCKHOLDERS' EQUITY

The preferred stock bears cumulative annual dividends of $4.00 per share, has a liquidation preference that increases annually in $10.00 per share increments up to $50.00 per share in 1999, and has no voting rights. No dividends can be paid on common shares until all preferred stock dividends have been paid. All preferred stock dividends must be paid in shares of preferred stock until the subordinated debt has been fully repaid. Total cumulative dividends earned but not yet declared at January 31, 1997 were $220.

In connection with the issuance of the subordinated note on June 1, 1995, the Company issued to the debtholder warrants to purchase up to 1,832,225 shares of the Company's common stock at $.05 per share. In connection with the debt transactions discussed in Note 6, the number of shares eligible for purchase under this warrant was reduced to 1,293,335. The warrants were valued at the time of issuance by management at $110 and the resulting discount on the subordinated debt is being amortized over the term of the debt. The Company has reserved 1,293,335 shares of common stock for the exercise of these warrants.

On December 20, 1996, the Board of Directors approved a 6.4549 to 1 stock split of issued and outstanding common stock effected as a stock dividend. Common shares in the accompanying consolidated financial statements for periods after March 31, 1995, have been retroactively adjusted to reflect the stock split.

On December 20, 1996, a Stock Option Plan was adopted by the Board of Directors. The Plan provides for the grant of incentive stock options, nonqualifying stock options, stock appreciation rights and stock purchase rights. A total of 400,000 shares of common stock have been reserved for issuance under the plan.

In January 1997, the Company granted a key employee of NAC, options to acquire 150,000 shares of common stock. The options carry an exercise price of $.01 per share, vest immediately, and expire ten years from the date of grant. In addition to the option grant, the employee also received a bonus of $200. The Company recorded a pre-tax charge of approximately $1,700 in January 1997 as a result of the above transaction.

On December 20, 1996, an Employee Stock Purchase Plan was adopted by the Board of Directors. Under the Plan, 250,000 shares of common stock have been reserved for issuance. The Plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. The initial offering period will commence in May 1997.


                                      F18

STOCK-BASED COMPENSATION AND PRO FORMA INFORMATION

Under provisions of FASB No. 123, the Company is required to disclose the fair value, as defined, of options granted to employees and related compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company is also required to present pro forma information as if provisions of FASB Statement No. 123 had been implemented as of the date the stock options were granted. For the year ended January 31, 1997, the disclosure provisions of FASB Statement No. 123 do not produce information that differs materially from that contained in the consolidated financial statements.

8. INCOME TAXES

The provision (benefit) for income taxes is as follows:


                                                              EIGHT-MONTH         TWO-MONTH
                                           YEAR ENDED        PERIOD ENDED       PERIOD ENDED         YEAR ENDED
                                           JANUARY 31,        JANUARY 31,          MAY 31,            MARCH 31,
                                              1997               1996               1995                1995
                                           ----------         -----------        -----------        ------------
Current:
    Federal                               $        -           $     523        $        -           $     135
    State                                          -                 113                 -                (815)
                                              ------              ------            ------              ------
                                                   -                 636                 -                (680)
Deferred:
    Federal                                        -                 529                 -                  21
    State                                          -                 135                 -                (226)
                                              ------              ------            ------              ------
                                                   -                 664                 -                (205)
                                              ------              ------            ------              ------
                                          $        -             $ 1,300        $        -            $   (885)
                                              ======              ======            ======              ======



                                      F19

A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate reflected in the statements of operations is as follows:


                                                              EIGHT-MONTH         TWO-MONTH
                                           YEAR ENDED        PERIOD ENDED       PERIOD ENDED         YEAR ENDED
                                           JANUARY 31,        JANUARY 31,          MAY 31,            MARCH 31,
                                              1997               1996               1995                1995
                                           ----------         -----------        -----------        ------------
Provision (benefit) at statutory rate          34.0%                34.0%             34.0%             (34.0)%
State tax provision, net of federal
    benefit                                     6.6                  6.6               6.6               (6.2)
Department of Justice settlement
    liability                                   -                    -                 -                  3.9
Goodwill amortization                           -                    -                 -                 (3.6)
Effect of losses of predecessor
    business                                    -                    -               (41.0)               -
Change in valuation allowance                 (40.6)                 -                 -                  -
Other, net                                      -                    0.4               0.4               (0.8)
                                               ----                 ----              ----               ----
                                               0.0%                 41.0%              0.0%             (40.7)%
                                               ====                 ====              ====               ====



                                      F20

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:

                                                                 JANUARY 31,        JANUARY 31,
                                                                    1997               1996
                                                                 ----------         -----------
Financial statement accruals not currently deductible
    for income tax purposes                                        $   4,200        $     4,755
Differences in the financial statement and income tax
    basis of fixed assets                                              1,870              2,441
Attributes subject to IRC Section 382                                    628                503
Net operating loss carryforwards                                         593                251
Other                                                                    334                222
                                                                     -------           --------
                                                                       7,625              8,172
Valuation allowance                                                   (6,589)            (7,136)
                                                                     -------           --------
Net deferred tax assets                                            $   1,036        $     1,036
                                                                     =======           ========


The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $1,170 and $2,100, respectively. The federal net operating loss carryforward expires in the year 2012 and the state carryforwards expire in the years 1998 through 2002. Because of the "change of ownership" provision of the Tax Reform Act of 1986, and applicable state statutes, utilization of the Company's federal and state tax "net unrealized built-in losses" and state net operating loss carryforwards which existed as of the acquisition date are subject to an annual limitation in current and future periods. As a result of the annual limitation, a portion of the net operating loss carryforwards may expire unused.

The Company believes that based on a number of factors, including its recent history of tax operating losses, substantial uncertainty exists as to the realization of its deferred tax assets. Accordingly, a valuation allowance has been provided on deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods and make such adjustments to the valuation allowance as it considers appropriate. The valuation allowance was unchanged in the eight-month period ended January 31, 1996, and decreased $547 in the year ended January 31, 1997.


                                      F21

During the year ended January 31, 1997, the Company recorded compensation expense for book purposes of $1,500, resulting from the issuance of stock options. The associated tax benefit of $600 will be reflected as a reduction of the provision for income taxes when the benefit of the compensation expense attributable to the exercise of these options is realized for tax purposes. Any excess tax benefit will be recorded as additional paid in capital.

The Company files a consolidated federal tax return with its parent company, First Equity Group, Inc. The Company's federal income tax provision has been based on the tax sharing agreement between the companies which stipulates that the Company is liable for federal taxes as if it filed on a separate company basis subject to certain limitations and adjustments. The federal taxes payable account primarily relates to the intercompany liability under the tax sharing agreement.

As of the completion of the Company's initial public offering (Note 12), the Company will no longer file a consolidated federal income tax return with First Equity Group, Inc. In addition, the change in ownership in the Company resulting from the initial public offering may result in a change in ownership for federal income tax purposes and, consequently, a limitation on annual utilization by the Company of certain tax attributes.

Prior to June 1, 1995, NAC was a party to a tax sharing agreement with Triton. In accordance with the terms of the tax sharing agreement, federal income taxes for the two-month period ended May 31, 1995 were calculated on a stand-alone basis. For the two-month period ended May 31, 1995, a valuation allowance was established for NAC's net operating loss carryforwards due to uncertainties as to the realization of these amounts and as a result, no income tax benefit or expense was recorded.

For the year ended March 31, 1995, federal income taxes were calculated on a stand-alone basis and all refundable income taxes were calculated on an "incremental" basis in accordance with the terms of the tax sharing agreement with Triton. NAC was not required to pay state income taxes if Triton had a consolidated net operating loss or utilized a consolidated net operating loss carryforward that eliminated Triton's consolidated state taxable income. Refundable federal and state income taxes could be recorded by NAC related to its net operating losses only when the net operating losses of NAC were utilized by Triton to reduce the consolidated federal or state tax liability of Triton. In connection with Triton's emergence from bankruptcy, consolidated net operating losses and other tax benefit attributes of Triton and its subsidiaries were substantially reduced and/or eliminated pursuant to statutory limitations for both federal and state income tax reporting purposes.


                                      F22

Under the tax sharing agreement in place at March 31, 1995 and solely for purposes of calculating NAC's federal income tax provision on a stand-alone basis, all deductible temporary differences which were eliminated with Triton's emergence from bankruptcy remain available to reduce NAC's taxable income. Accordingly, these temporary differences have been included as a reduction of the calculated deferred income tax liability at March 31, 1995. Because of the extent of these limitations, the tax sharing agreement results in NAC recording a tax benefit for temporary differences that are not available to Triton. In addition, these limitations, and potentially further limitations, would carry-over in the event of a change in ownership. The income tax provision and related deferred tax assets and liabilities of NAC at March 31, 1995 do not give effect to the limitations applicable to the future deductibility of related temporary differences resulting from the change in ownership arising from the acquisition of NAC of the Company.

9. EMPLOYEE BENEFIT PLANS

PROFIT SHARING

The Company maintains a discretionary non-qualified profit sharing plan covering substantially all of its employees. The Company expensed approximately $355 and $216 in the year ended January 31, 1997 and the eight-month period ended January 31, 1996, respectively, related to this plan. NAC recorded no profit sharing expense for the two-month period ended May 31, 1995. For the year ended March 31, 1995, NAC had contractual and discretionary profit sharing and bonus arrangements with certain officers and key employees and charged to expense approximately $451 for these arrangements.

The Company and its predecessor maintain a 401(k) savings plan that covers substantially all full-time employees. The plan allows employees to defer up to 15 percent of their salary. In addition, the Company and its predecessor partially match employee contributions. The Company's contributions to the plan were $531, $236, and $13, in the year ended January 31, 1997, the eight-month period ended January 31, 1996, and the two-month period ended May 31, 1995, respectively. NAC's contribution to the plan was $185 for the year ended March 31, 1995.



                                      F23

PENSION PLANS

On June 1, 1995, the Company decided to terminate its qualified defined benefit retirement plan. In connection with the termination of the plan, the Company amended the plan agreement to provide 100% vesting for all participants, and freeze further benefit accruals for participants. At that date, the Company recorded $1,000 in other noncurrent liabilities to cover the cost of settling the obligations under this plan. Prepaid pension costs of $453 and $287 at January 31, 1997 and 1996, respectively, are netted against this accrued pension obligation in the accompanying balance sheets.

On October 7, 1996, the Company purchased $3,923 in guaranteed annuities for all retirees who were receiving benefits from the Plan. On October 15, 1996, the Company announced the termination of its qualified defined benefit retirement plan. The settlement will be conducted in accordance with the requirements of ERISA, upon regulatory approval of the Plan's termination. Subject to regulatory approval and the determination of the actual date of benefit distributions to plan participants, the accrued benefits for the remaining plan participants has been estimated at approximately $6,600. At January 31, 1997, the Plan's assets total $7,097 and are held in a money market account pending final benefit distributions to the remaining plan participants.

Substantially all employees of the Company were covered by this noncontributory retirement plan. The Company's funding policy was to contribute annually the amount required by ERISA as determined by the plan's actuaries. All of the qualified plan's assets were held by, and invested in, investment funds of Principal Mutual Life Insurance Company, a qualified insurance company.



                                      F24

Net periodic pension cost for the retirement plan calculated under the projected unit credit cost method includes the following components:

                                                              EIGHT-MONTH         TWO-MONTH
                                           YEAR ENDED        PERIOD ENDED       PERIOD ENDED         YEAR ENDED
                                           JANUARY 31,        JANUARY 31,          MAY 31,            MARCH 31,
                                              1997               1996               1995                1995
                                           ----------         -----------        -----------        ------------
Service cost - benefits earned
    during the period                       $      -             $      -             $  115           $   677
Interest cost on projected benefit
    obligation                                   481                  448                133               818
Actual return on plan assets                    (481)                (845)              (123)               61
Net amortization and deferral                      -                  240                 22              (738)
                                               -----                -----              -----             -----
Net periodic pension cost (credit)          $      -               $ (157)            $  147           $   818
                                               =====                =====              =====             =====



The following table sets forth the plan's funded status:

                                                                            JANUARY 31,       JANUARY 31,
                                                                               1997              1996
                                                                            ----------        ----------
Vested accumulated benefit obligation                                         $  (6,644)        $(10,212)
                                                                                =======          =======


Projected benefit obligation for service rendered to date                     $  (6,644)        $(10,212)
Plan assets at fair value - listed debt securities                                7,097           10,867
                                                                                -------          -------
Funded status                                                                       453              655
Unrecognized net loss subsequent to transition                                        -             (368)
                                                                                -------          -------
Prepaid pension cost-netted against accrued pension obligation               $      453       $      287
                                                                                =======          =======


                                      F25

                                                                  EIGHT MONTH
                                                YEAR ENDED       PERIOD ENDED       TWO MONTH        YEAR ENDED
                                                JANUARY 31,       JANUARY 31,     PERIOD ENDED     MARCH 31, 1995
                                                   1997              1996         MAY 31, 1995          1995
                                                ----------        ----------       -----------      ------------
Significant actuarial assumptions:
Discount rate                                      6.75%             6.75%            7.25%             7.25%
                                                  =======           =======          =======           =======

Rates of increase in compensation levels           5.40%             5.40%            5.36%             5.36%
                                                  =======           =======          =======           =======

Expected  long-term  rate of  return on plan
    assets                                         9.00%             9.00%            9.00%             9.00%
                                                  =======           =======          =======           =======

At June 1, 1995, the Company had an accrued liability of $870 for a nonqualified defined benefit pension plan that was terminated in January 1991. In July 1995, annuities were purchased for $870 to settle vested benefits in the nonqualified defined benefit pension plan.


10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases certain land, plant facilities, and equipment. Many of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain lease agreements also contain escalation clauses which are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancellable lease terms in excess of one year as of January 31, 1997 are as follows:

Fiscal year 1998                                        $1,124,171
Fiscal year 1999                                           941,568
Fiscal year 2000                                           725,307
Fiscal year 2001                                           680,463
Fiscal year 2002 and thereafter                          2,573,414
                                                         ---------
                                                        $6,044,923
                                                         =========



                                      F26

Rental expense under all short-term and noncancellable operating leases amounted to $933, $316, $79, and $509, net of sublease rental income of $299, $193, $39, and $226 for the year ended January 31, 1997, the eight-month period ended January 31, 1996, the two-month period ended May 31, 1995, and the year ended March 31, 1995, respectively.

The Company has post-employment consulting agreements with certain of its management personnel which may require the Company to make post-employment payments of up to $254 in the event that employment is terminated under specified circumstances.

CONTINGENCIES

In the ordinary course of business, the Company is subject to many levels of governmental inquiry and investigation. Among the agencies which oversee the Company's business activities are: the Federal Aviation Administration, the Department of Defense, the Department of Justice, the Environmental Protection Agency and the Defense Contract Audit Agency. The Company does not anticipate that any action as a result of such inquiries and investigations would have a material adverse affect on its financial position, results of operations or its ability to conduct business. In the normal conduct of its business, the Company is also involved in various claims and lawsuits, none of which, in the opinion of the Company's management, will have a material adverse impact on the Company's financial position or results of operations. However, depending on the amount and timing, unfavorable resolution of these matters could have a material effect on the Company's financial position and results of operations in a particular period.


11. ENVIRONMENTAL

Liabilities are recorded when environmental claims for remedial efforts are probable and the cost can be reasonably estimated. As of January 31, 1997, the Company has provided for environmental remediation costs in the amount of $285, and such amounts are included in other noncurrent liabilities in the accompanying consolidated balance sheet. Environmental expenditures that relate to current operations are expensed.



                                      F27

The Company is a potentially responsible party to certain properties that are contaminated and will require remediation. The exact extent of the Company's liability, if any, has not yet been determined but, in the opinion of management, these matters will not have a material adverse impact on the Company's financial position or results of operations. However, depending on the amount and timing, unfavorable resolution of these matters could have a material effect on the Company's financial position and results of operations in a particular period.


12. SUBSEQUENT EVENTS

On February 27, 1997, the Company completed its initial public offering and sold 3,900,000 shares of common stock at $9.30 per share (net of underwriters' discounts and commissions). Concurrent with the initial public offering, the Company and the holder of the Series A Preferred Stock agreed to exchange the Company's Series A Preferred Stock, face value $1,650, for 165,000 shares of common stock. Cumulative dividends with respect to the Series A Preferred Stock at the date of the public offering were paid in cash. In March 1997, the Company used proceeds from the initial public offering to repay approximately $22 million in long term debt.

In March 1997, the Company acquired certain assets and liabilities of Old API. The purchase price of the specific net assets acquired as defined in the contract is estimated to be $11 million. The Company made a cash payment equal to 90% of the purchase price, while the remaining 10% will be settled via the issuance of 11,000 shares of API Series A cumulative convertible preferred stock. The final purchase price is contingent upon the closing balance sheet and the appraisal of the fair value of net assets acquired.



                                      F28

                                                                     SCHEDULE II

                          FIRST AVIATION SERVICES INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                         BALANCES
                                                          AS OF         CHARGES TO        CHARGES                        BALANCE
                                                        BEGINNING        COSTS AND       TO OTHER                       AS OF END
                                                        OF PERIOD        EXPENSES        ACCOUNTS        DEDUCTIONS     OF PERIOD
                                                        ---------        --------        --------        ----------     ---------
Description
Year ended April 1, 1994
   Allowance for doubtful trade receivables              $500,000       $ 30,600      $      -         $   30,600      $  500,000
Year ended March 1, 1995
   Allowance for doubtful trade receivables               500,000        132,000             -            172,000         460,000
Two months ended May 31, 1995
   Allowance for doubtful trade receivables               460,000              -             -                  -         460,000
Eight months ended January 31, 1996
   Allowance for doubtful trade receivables               460,000         55,000             -            237,000         278,000
Year ended January 31, 1997
   Allowance for doubtful trade receivables               278,000         74,800             -             74,800         278,000



                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

3.1+             Restated Certificate of Incorporation of the Company

3.2+             Restated Bylaws of the Company

4.1+             Specimen stock certificate

10.1+ Form of Director Indemnification Agreement between the Company and each of its directors

10.2+ Loan and Security Agreement, dated June 13, 1996, by and between NAC and Fleet Capital Corporation

10.3+ Amendment Number One to Loan and Security Agreement, dated September 1, 1996, by and between NAC and Fleet

10.4+ Loan and Security Agreement, dated June 1, 1995, by and between NAC and Canpartners Investments IV, LLC (as successor in interest to Canpartners Investments III, L.P.) ("Canpartners")

10.5+ First Amendment to Loan and Security Agreement, dated June 13, 1996, by and between NAC and Canpartners

10.6+            Warrant Agreement, dated June 1, 1995, by and between NAC and
                 Canpartners

10.7+ First Amendment to Warrant Agreement, dated June 13, 1996, by and between NAC and Canpartners

10.8+ Second Amendment to Warrant Agreement, dated December 20, 1996, by and between NAC and Canpartners

10.9+ Asset Purchase Agreement, dated November 25, 1996, by and between AMR Combs and API Combs.

10.10+ Authorized Maintenance Center Agreement, effective as of November 14, 1994, by and between NAC and Allison Engine Company (Model 501)

10.11+ Employment Agreement, dated as of December 20, 1996, by and between John F. Risko and the Company

10.12+ Employment Agreement, dated as of December 20, 1996, by and between John Marsalisi and the Company

10.13+ Post-Employment Consulting Agreement, dated January 17, 1992, by and between Rajesh Sharma and NAC

10.14+           Stock Option Plan

10.15+           Employee Stock Purchase Plan

10.16+ Lease, dated January 23, 1991, by and between NAC and the City of Oakland (main building lease)

10.17+ First Supplement to lease, dated November 22, 1991, by and between NAC and the City of Oakland (main building lease)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

10.18+ Lease, dated January 23, 1991, by and between NAC and the City of Oakland (test cells lease)

10.19+ Standard Industrial Lease-Net, dated November 26, 1996, by and between NAC (as assignee) and Pacific Energy Resources, as amended

10.20+ Employment Agreement, dated as of December 20, 1996, by and between Michael C. Culver and the Company

10.21+ Investment Advisory Services Agreement Relating to the API Combs Acquisition, dated as of September 30, 1996, by and between First Equity and First Aviation

10.22+ Investment Advisory Services Agreement Relating to the Offering, dated as of September 30, 1996, by and between First Equity and First Aviation

10.23+ Letter, dated as of December 20, 1996, by and between First Equity and First Aviation regarding pursuit of acquisition opportunities

10.24+ Amended and Restated Registration Rights Agreement, dated as of February 21, 1996, by and between the Company and FAI

10.25+ Agreement and Plan of Merger, dated as of March 3, 1995, by and among the Company, FE Acquisition Subsidiary, Triton Group Ltd. and NAC

10.26+ Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1, 1995, by and among the Company, FE Acquisition Subsidiary, Triton Group Ltd. and NAC

10.27+ Authorized Maintenance Center Agreement, effective as of November 30, 1994, by and between NAC and Allison Engine Company (Model 250)

10.28+ Authorized Maintenance Center Agreement, effective as of December 31, 1995, by and between NAC and Allison Engine Company (Model 570/571)

10.29+ Registration Rights Agreement, dated as of February 21, 1997, by and between the Company and Canpartners

10.30+ Sublease Agreement, dated as of December 31, 1996, between First Equity and the Company

10.31+ Letter Agreement between FAI and the Company regarding the exchange of Series A Preferred Stock for Common Stock of the Company

11.1             Statement re: Computation of Earnings Per Share

21.1+            List of Subsidiaries

23.1             Consent of Ernst & Young LLP, independent auditors

23.2             Consent of Price Waterhouse LLP, independent auditors

27.1             Financial Data Schedule (8 Months)

27.2             Financial Data Schedule (12 Months)

 + Incorporated by reference and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-18647), as amended.