Form 10-Q
period 1997-04-30
FIRST AVIATION SERVICES INC
filed 1997-06-13
CIK 1025743

FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997
                                                 --------------

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934)


                  For the transition period from___________ to ____________


                         Commission File Number 0-21995
                                                -------

                          First Aviation Services Inc.
                     (Exact name of small business issuer as
                            specified in its charter)

            Delaware                                              06-1419064
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


             15 Riverside Avenue; Westport, Connecticut; 06880-4214
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (203) 291-3300
                           ---------------------------
                           (Issuer's telephone number)


        -----------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No__

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING
                            THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of May 31,1997 is 8,915,000 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                    April 30        January 31
                                                                                      1997             1997
                                                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $        3,098    $            -
  Accounts receivable, net of allowance for doubtful accounts of $1,345
   and  $278, respectively                                                             27,995            19,931
  Inventories                                                                          44,990            36,323
  Deferred income taxes                                                                 1,036             1,036
  Prepaid expenses and other                                                            2,093             1,375
                                                                             ----------------- -----------------
Total current assets                                                                   79,212            58,665

Plant and equipment, net                                                                3,589             2,793
Other assets, primarily goodwill                                                        3,245               914
                                                                             ----------------- -----------------
                                                                             $         86,046  $         62,372
                                                                             ================= ================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                           $         14,782  $        15,104
  Accrued compensation and related expenses                                             1,685             1,948
  Other accrued liabilities                                                             3,662             2,850
  Income taxes payable                                                                    300                 -
  Due to shareholders                                                                     476               176
  Current portion of long term debt                                                         -             1,100
                                                                             ----------------- -----------------
Total current liabilities                                                              20,905            21,178

Long term debt, less current portion                                                   20,706            32,794
Other non-current liabilities                                                           1,708             2,119
Minority interest                                                                       1,006                 -
                                                                             ----------------- -----------------
                                                                                       44,325            56,091
Stockholders' equity:
  Preferred stock, $0.01 par value, liquidation preference of $660 at January
   31, 1997; 5,000,000 shares authorized; none issued and outstanding at April
   30, 1997; 33,000 shares issued and outstanding at
   January 31, 1997                                                                         -             1,650
 Common stock, $0.01 par value; 25,000,000 shares authorized, 8,915,000 issued and outstanding at April 30, 1997; 3,556,665 shares issued and
   outstanding at January 31, 1997                                                         89                36
  Additional paid in capital                                                           38,150             2,125
  Retained earnings                                                                     3,482             2,470
                                                                             ----------------- -----------------
Total stockholders' equity                                                             41,721             6,281
                                                                             ----------------- -----------------
                                                                             $         86,046  $         62,372
                                                                             ================= =================

See accompanying notes

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                              Quarter ended
                                                                                 April 30
                                                                           1997           1996
                                                                           ----           ----

Net sales                                                               $   35,848    $   24,582
Cost of Sales                                                               30,554        20,575
                                                                    --------------- -------------

Gross Profit                                                                 5,294         4,007
Selling, general and administrative expenses                                 3,098         2,087
                                                                    --------------- -------------

Income from operations                                                       2,196         1,920
Interest expense                                                               590           868
                                                                    --------------- -------------

Income before  provision for income taxes and  extraordinary  item
and preferred dividends                                                      1,606         1,052
Provision for income taxes                                                     401             -
                                                                    --------------- -------------

Income before extraordinary item                                             1,205         1,052
Extraordinary item:
     Loss on early  extinguishment of debt (net of income
        tax benefit)                                                          (193)            -
                                                                    --------------- -------------

Net income                                                                   1,012         1,052
Preferred stock dividends                                                       18            33
                                                                    --------------- -------------

Net income applicable to common stock                                  $       994        $1,019
                                                                    =============== =============

Net income per common share:
    Income before extraordinary item applicable
      to common stock                                                  $      0.16   $      0.18
    Extraordinary item                                                       (0.03)            -
                                                                    ---------------- ------------

    Net income applicable to common stock                              $      0.13   $      0.18
                                                                    =============== =============

Shares  used in  computation  of net income  applicable  to common
   stock                                                                 7,707,512     5,529,579
                                                                    =============== =============


See accompanying notes

                          First Aviation Services Inc.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                     Quarter ended
                                                                                        April 30
                                                                                 1997            1996
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $       1,012     $       685
Adjustments  to reconcile  net income to net cash provided by (used in)
operating activities:
      Depreciation and amortization                                                 256             326
      Extraordinary item, loss on early extinguishment of debt                      193               -
Changes in operating accounts:
       Accounts receivable                                                      (2,676)           1,947
       Inventories                                                              (2,739)         (2,585)
       Prepaid expenses and other current assets                                  (252)           (551)
       Other assets                                                               (337)               -
       Accounts payable and accrued expenses                                    (3,234)         (1,221)
       Due to shareholders                                                          300               -
       Income taxes payable                                                        `300               -
       Other non-current liabilities                                            (1,091)             572
                                                                         --------------- ---------------

Net cash used in operating activities                                           (8,268)           (827)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets from former owners including acquisition costs
                                                                                (9,467)               -
Purchase of plant and equipment                                                   (388)           (263)
                                                                         --------------- ---------------

Net cash used in investing activities                                           (9,855)           (263)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on long-term debt                                       24,676          27,409
Repayments of borrowings on long-term debt                                     (37,864)        (26,319)
Proceeds from issuance of common stock, net of expenses                          34,570               -
Proceeds from exercise to warrants to purchase common stock                          70               -
Preferred stock dividends paid                                                    (231)               -
                                                                         --------------- ---------------

Net cash provided by financing activities                                        21,221           1,090

Net increase in cash and cash equivalents                                         3,098               -

Cash and cash equivalents at beginning of period                                      -               -
                                                                         --------------- ---------------
Cash and cash equivalents at end of period                                $       3,098               $
                                                                                                      -
                                                                         =============== ===============

Supplemental cash flow disclosures:
     Cash interest paid                                                   $         544  $          628
                                                                         =============== ===============
     Income taxes paid                                                    $           -  $            -
                                                                         =============== ===============

See accompanying notes

                          First Aviation Services Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                 April 30, 1997

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of First Aviation Services Inc. ("First Aviation" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation. Operating results for the quarter ended April 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1997.

INITIAL PUBLIC OFFERING

The Company completed an initial public offering on March 5, 1997 of 3,900,000 shares of common stock, $0.01 par value per share ("the Offering"). The Company received proceeds of approximately $34.6 million net of expenses of approximately $4.4 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, a paydown on the credit facility, payment of accrued dividends on the preferred stock, and the acquisition of Aircrafts Parts International (the "API Business") from AMR Combs Inc. ("AMR Combs") (see below).

Immediately prior to the closing of the Offering, the following transactions were completed: (i) all outstanding shares of the Series A Preferred Stock of the Company were converted into 165,000 shares of common stock at the offering price, (ii) all outstanding warrants to purchase the 1,293,335 shares of the Company's common stock were exercised in full, (iii) the Company's certificate of incorporation was amended to increase the authorized common stock of the Company to 25,000,000 shares, and (iv) a 6.4549-to-1 stock split with respect to common stock was effected. Accordingly, all common share amounts have been restated to give effect to the 6.4549-to-1 stock split.

The Company's common stock is quoted on The NASDAQ - National Market System under the symbol FAVS.

ACQUISITION OF  THE API BUSINESS

On March 5, 1997 (the "Acquisition Date"), Aircraft Parts International Combs, Inc., a majority owned subsidiary of the Company ("API Combs"), completed the acquisition of the API Business from AMR Combs. The purchase price for the API Business was $11 million in cash, subject to further payment or reduction on a dollar-for-dollar basis depending upon whether the net value of the assets for the API Business as of the Acquisition Date (the "Net Asset Value") was greater or less than $10,500,000. In conjunction with the acquisition of the API Business, AMR Combs purchased from API Combs 11,000 shares (the "API Shares") of Series A Cumulative Convertible Preferred Stock, $0.001 par value, of API Combs at a price of $100 per share. Such shares were issued on the Acquisition Date. The purchase price for the API Shares is subject to adjustment as follows: if the Net Asset Value was greater than $10,500,000, AMR Combs will pay API Combs 10% of the amount of such excess, and if the Net Asset Value was less than $10,500,000, API Combs will pay AMR Combs 10% of the amount of such shortfall, and in either case, the number of API Shares will be adjusted to maintain the $100 per share purchase price for the API Shares.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values, and the balance of the purchase price has been included in other assets, primarily goodwill, and is being amortized over 30 years. In addition, the Company's consolidated statement of operations for the quarter ended April 30, 1997 includes the operations of the API Business from the Acquisition Date.

The following unaudited pro-forma summary has been prepared assuming that the acquisition of the API Business had taken place at the beginning of the respective quarters after giving effect to certain pro-forma adjustments, including, among others, interest expense that would have been incurred to finance the acquisition, amortization of intangibles arising from the acquisition and the related income tax effects.

                                                                              Quarter ended
                                                                                 April 30
in thousands, except share amounts (unaudited)
                                                                           1997           1996
                                                                           ----           ----
Net sales                                                               $   39,073    $   33,698
                                                                        ==========   ===========

Income before extraordinary item                                        $    1,205   $     1,097
                                                                        ==========   ===========

Net income                                                              $    1,012   $     1,097
                                                                        ==========   ===========

Net income per share applicable to common stock                         $     0.13   $      0.19
                                                                        ==========   ===========

Shares used in computation of net income applicable to common
      stock                                                              7,707,512     5,529,579
                                                                        ==========   ===========

INVENTORIES

Inventories consist of the following:


                               April 30          January 31
                                 1997               1997
                               ---------------------------
                                      (in thousands)

Raw materials                  $ 23,242           $ 18,857
Work-in-process                  11,529             11,067
Finished goods                   10,219              6,399
                                -------            -------
                               $ 44,990           $ 36,323


NET INCOME PER COMMON SHARE AND SUPPLEMENTAL NET INCOME PER SHARE

Net income per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted retroactively for the aforementioned stock split. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive. However, for purposes of computing net income per common share for the period prior to the Company's initial public offering, options and warrants granted by the Company during the 12 months preceding the initial public offering date have been included in the calculation of common stock and common stock equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $10.00 per share.

Supplemental net income per share for the quarter ended April 30, 1997 was $0.16. Supplemental net income per share is computed using the "if converted" method based on the pro forma weighted average number of shares of common stock and common stock equivalents as defined above, and preferred shares that were exchanged for common stock on a 1 for 6.4549 basis upon the closing of the Company's initial public offering, adjusted retroactively for the aforementioned stock split. Net income per share used in the supplemental net income per share calculation was adjusted reduce dividends on preferred shares exchanged and increased for interest expense and the extraordinary item on subordinated debentures, which were redeemed with the proceeds of the Company's initial public offering.

IMPACT OF NEW ACCOUNTING STANDARD

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which specifies a change in the computation, presentation and disclosure requirements for earnings per share and requires the restatement of all prior periods. The Statement is required to be adopted for periods ending after December 15, 1997. Accordingly, the Company will comply with the requirements of this standard; however, the Company does not expect that the impact of applying this standard will be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

First Aviation Services Inc. is a worldwide leader in providing services to aircraft operators of some of the most widely used military, commercial, and general aviation aircraft engines in the world. The Company's operations include repair and overhaul of gas turbine engines and accessories, remanufacturing of engine components and accessories, and redistribution of new and remanufactured parts. With the acquisition of the API Business, the Company has also become one of the leading suppliers of aircraft engine parts and other aircraft parts to the general aviation industry worldwide.

First Aviation was formed in March 1995 to acquire all of the stock of National Airmotive Corporation (NAC). The acquisition was completed on June 1, 1995. Through NAC, the Company provides repair and overhaul services for several engine types, including: (i) the Allison Engine Company ("Allison"), a subsidiary of Rolls Royce USA, engines that power the Lockheed Martin C-130 "Hercules" cargo aircraft, the most popular cargo aircraft in the world; (ii) the engines employed on most light helicopters; and (iii) industrial turbine engines primarily used for power co-generation and gas transmission. The Company has also established itself as an industry leader in the remanufacturing of serviceable engine parts and components for use in engine overhauls.

On March 5, 1997, the Company completed an initial public offering of 3,900,000 shares of common stock, $0.01 par value per share. The Company received proceeds of approximately $34.6 million net of expenses of approximately $4.4 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, a paydown on the Company's credit facility, payment of accrued dividends on preferred stock, and the acquisition of the API Business. Through the API Business, the Company supplies aircraft parts to the general aviation market.

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

Net Sales

Net sales for the quarter ended April 30, 1997 increased by $11.2 million or 45.5% to $35.8 million from $24.6 million in the quarter ended April 30, 1996. Revenues from repair and overhaul activities increased 21.3% while revenues from parts sales increased by 163%. The increase in parts sales is due to the acquisition of the API Business.

Cost of Sales

Cost of sales for the quarter ended April 30, 1997 increased by $10 million or 48.6% to $30.5 million from $20.5 million and as a percentage of net sales increased by 1.8% to 85.5% from 83.7% in the quarter ended April 30, 1996. The dollar increase is reflective of the increased sales volume noted above and the increased percentage of net sales was attributable primarily to an increase in the cost of Allison gas turbine parts sold by NAC.

Gross Profit

Gross profit for the quarter ended April 30, 1997 increased by $1.3 million or 33% to $5.3 million and as a percentage of net sales decreased by 1.5% to 14.8% from 16.3% in the quarter ended April 30, 1996. The increase in gross profit dollars is attributable to the increased volume noted above and the decrease as a percentage of net sales is attributable to the higher margin parts sales in the quarter ended April 30, 1996, also discussed above. The gross profit percentage for the quarter ended April 30, 1997, 14.8%, is an improvement over the 14.3% recorded by the Company for its fiscal year ended January 31, 1997.

Selling General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended April 30, 1997 increased by $1 million or 50% to $3.1 million from $2.1 million in the quarter ended April 30, 1996 due to the acquisition of the API Business.

Interest Expense

Interest expense for the quarter ended April 30, 1997 decreased by $0.3 million or 33% to $0.6 million from $0.9 million in the quarter ended April 30, 1996 due a decrease in average borrowings under the Company's credit facilities, which was a direct result of using a portion of the proceeds of the Company's initial public offering to pay down such borrowings and because such proceeds were also used to retire subordinated debentures.

Net Income

Net income for the quarter ended April 30, 1997 remained constant with that reported in the quarter ended April 30, 1996, which is reflective of increased sales and gross profit, decreased interest expense, an increase in the provision for income taxes and the extraordinary item (discussed below).

Extraordinary Item

During the quarter ended April 30, 1997 the Company recorded an extraordinary charge of $0.2 million (net of income tax benefit of $0.05 million) to write off costs associated with the early extinguishment of certain subordinated debentures.

Net Income per Common Share

Net Income per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred in conjunction with the initial public offering. Shares from the assumed exercise of options and warrants granted by the Company and shares issuable in connection with the Company's convertible preferred stock have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive. However, for purposes of computing net income per share, options and warrants granted by the Company during the 12 months preceding the initial public offering date, including those shares issuable in connection with the anti-dilution provisions of certain warrant agreements, have been included in the calculation of common stock and common stock equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $10.00 per share.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from its working capital needs, principally inventory and accounts receivable.

To that end, the Company completed an initial public offering on March 5, 1997 of 3,900,000 shares of common stock, $0.01 par value per share. The Company received proceeds of approximately $34.6 million net of expenses of approximately $4.4 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt and a paydown on the Company's credit facility ($22.6 million); payment of accrued dividends on the preferred stock ($.2 million), and the acquisition of the API Business ($11 million).

In addition, the Company's cash used in operations for the quarter ended April 30, 1997, was $8.3 million compared to $0.8 million in the quarter ended April 30, 1996. Cash used for investing during these same periods was $9.9 million and $0.3 million, respectively. Cash generated by financing activities during these same periods was $21.2 million, $1.1 million, respectively.

Further, in connection with the acquisition of the API Business, API Combs issued 11,000 shares (the "API Shares") of Series A Cumulative Convertible Preferred Stock, subject to adjustment. Such shares are convertible solely into shares of common stock of API Combs. The API Shares carry a $4.00 per share annual dividend, payable quarterly.

The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansions, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it and restrictions, if any, under any future debt obligations, as well as other factors that the Board of Directors deems relevant. Further, the Company's current credit facility prohibits the payment of cash dividends, except with the lender's consent, and contains other covenants and restrictions.

The Company is in the process of negotiating with major institutions to establish a larger and less restrictive revolving credit and acquisition facility. Borrowings under the Company's current $40.0 million credit facility were $20.7 million at April 30, 1997.

Based upon current and anticipated levels of operations and plans for integrating the API Business, the Company believes that its cash flow from operations, combined with borrowings available under the existing line of credit, will be sufficient to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures, preferred dividends requirements and working capital needs for the foreseeable future.

Safe Harbor Statement

Statements which are not historical facts in this report are forward looking statements, made on a good faith basis. Such forward looking statements, including those concerning the Company's expectations, all involve risk and uncertainties including the Company's ability to obtain parts from its principal supplier on a timely basis, the ability to consummate suitable acquisitions, the ability to expand its remanufacturing capabilities and other items that are beyond the Company's control and may cause actual results to differ from management's expectations.

                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

On June 10, 1997, John F. Risko, a director of the Company and formerly the Chief Operating Officer of the Company and President and Chief Executive Officer of NAC, initiated litigation in the Alameda Superior Court, California, against the Company, NAC, Aaron P. Hollander, Michael C. Culver, First Equity Development, Inc. and First Equity Group. This litigation alleges wrongful termination, breach of contract, unfair trade practices and various acts of fraud, deceit and misrepresentation on the part of defendants and seeks various compensatory damages, exemplary damages, double damages, treble damages, interest, costs, fees, as well as common shares in the Company. This litigation relates to the termination of the employment of plaintiff by the Company, NAC and First Equity Development, Inc., compensation matters relating to the employment of plaintiff by such entities and the claim by plaintiff of entitlement to a portion of the outstanding shares of the Company indirectly held by First Equity Development, Inc. The Company intends to contest this litigation vigorously and believes that it has meritorious defenses.

ITEM 2. CHANGES IN SECURITIES

The Company completed an initial public offering on March 5, 1997 of 3,900,000 shares of common stock, $0.01 par value per share. The Company received proceeds of approximately $34.6 million net of expenses of approximately $4.4 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, a paydown on the credit facility, payment of accrued dividends on the preferred stock, and the acquisition of the API Business.

Immediately prior to the closing of the Offering, the following transactions were completed: (i) all outstanding shares of the Series A Preferred Stock of the Company were converted into common stock at the offering price, (ii) all outstanding warrants to purchase the Company's common stock were exercised in full, (iii) the Company's certificate of incorporation was amended to increase the authorized common stock of the Company to 25,000,000 shares, and (iv) a 6.4549-to-1 stock split with respect to common stock was effected. Accordingly, all common share amounts have been restated to give effect to the 6.4549-to-1 stock split.

The Company's common stock is quoted on The NASDAQ - National Market System under the symbol FAVS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION
NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
Number                       Description Of Exhibit
------                       ----------------------


11.01 Statement re: Computation of per share earnings (historical basis)

11.02 Statement re: Computation of per share earnings (supplemental basis)

27.1              Financial Data Schedule


(b) Reports on Form 8-K.

A Form 8-K was filed on March 5, 1997 describing the acquisition of the API Business discussed above.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                     First Aviation Services Inc.
                                     ----------------------------
                                             (Registrant)



Date: June 13, 1997                  /s/ Michael C. Culver
                                     -----------------------------------------
                                     Michael C. Culver,
                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)


Date: June 13, 1997                  /s/ John A. Marsalisi
                                     -----------------------------------------
                                     John A. Marsalisi,
                                     Vice  President, Secretary, Director and
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                       Description Of Exhibit
------                       ----------------------


11.01 Statement re: Computation of per share earnings (historical basis)

11.02 Statement re: Computation of per share earnings (supplemental basis)

27.1              Financial Data Schedule