Form 10-Q
period 1997-07-31
FIRST AVIATION SERVICES INC
filed 1997-09-12
CIK 1025743

                                FORM 10-Q
              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                     QUARTERLY OR TRANSITIONAL REPORT


                U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                               FORM 10-Q
(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------            SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JULY 31, 1997
                                        -------------

-------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934)

         For the transition period from___________ to ____________

                       Commission File Number 0-21995
                                              -------

                       First Aviation Services Inc.
                      (Exact name of registrant as
                        specified in its charter)

        DELAWARE                                     06-1419064
        --------                                     ----------
        (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)         Identification No.)

          15 RIVERSIDE AVENUE; WESTPORT, CONNECTICUT; 06880-4214
          ------------------------------------------------------
                 (Address of principal executive offices)

                               (203) 291-3300
                               --------------
                          (Issuer's telephone number)

  --------------------------------------------------------------------------
  (Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---    ---

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                            PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   Yes __   No__

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of August 31,1997 is 8,915,000 shares.

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             First Aviation Services Inc.

                             Consolidated Balance Sheets
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                         July 31         January 31
                                                                           1997              1997
                                                                       (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                           $    1,566       $        -
  Accounts receivable, net of allowance for doubtful accounts of
     $1,172 and  $278, respectively                                       27,937           19,931
  Inventories                                                             44,662           36,323
  Deferred income taxes                                                      536            1,036
  Prepaid expenses and other                                               2,095            1,375
                                                                   -------------------------------
Total current assets                                                      76,796           58,665

Plant and equipment, net                                                   3,664            2,793
Other assets, primarily goodwill                                           2,824              914
                                                                   -------------------------------
                                                                      $   83,284       $   62,372
                                                                   -------------------------------
                                                                   -------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $   16,691       $   15,104
  Accrued compensation and related expenses                                1,796            1,948
  Other accrued liabilities                                                1,511            2,850
  Income taxes payable                                                       824                -
  Due to shareholders                                                        155              176
  Current portion of long term debt                                            -            1,100
                                                                   -------------------------------
Total current liabilities                                                 20,977           21,178

Long term debt, less current portion                                      15,216           32,794
Other non-current liabilities                                              2,817            2,119
Minority interest                                                          1,006                -

Stockholders' equity:
  Preferred stock, $0.01 par value, liquidation preference of $660 at January 31, 1997; 5,000,000 shares authorized; none issued and outstanding at July 31, 1997; 33,000 shares issued and
     outstanding at January 31, 1997                                           -            1,650
  Common stock, $0.01 par value; 25,000,000 shares authorized,
      8,915,000 issued and outstanding at July 31, 1997; 3,556,665
      shares issued and outstanding at January 31, 1997                       89               36
  Additional paid in capital                                              38,129            2,125
  Retained earnings                                                        5,050            2,470
                                                                   ------------------------------
Total stockholders' equity                                                43,268            6,281
                                                                   ------------------------------
                                                                   $      83,284      $    62,372
                                                                   ------------------------------
                                                                   ------------------------------

SEE ACCOMPANYING NOTES

                            First Aviation Services Inc.

                  Consolidated Statements of Operations  (Unaudited)
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                    Quarter ended
                                                                                      July 31
                                                                                 1997           1996
                                                                                 ----           ----

Net sales                                                                   $   38,575     $   27,772
Cost of sales                                                                   32,521         24,033
                                                                          -----------------------------
Gross profit                                                                     6,054          3,739
Selling, general and administrative expenses                                     3,691          2,038
                                                                          -----------------------------
Income from operations                                                           2,363          1,701
Interest expense                                                                   286            921
                                                                          -----------------------------
Income before provision for income taxes and extraordinary item
and preferred dividends                                                          2,077            780
Provision for income taxes                                                         519              -
                                                                          -----------------------------
Income before extraordinary item                                                 1,558            780
Extraordinary item:
    Loss on early extinguishment of debt (net of income
    tax benefit of $0)                                                               -           (864)
                                                                          -----------------------------
Net income (loss)                                                                1,558            (84)
Preferred stock dividends                                                           11             33
                                                                          -----------------------------
Net income (loss) applicable to common stock                             $       1,547       $   (117)
                                                                          -----------------------------
                                                                          -----------------------------
Net income (loss) per common share:
    Income before extraordinary item applicable
     to common stock                                                     $        0.17       $   0.14
    Extraordinary item                                                               -          (0.16)
                                                                          -----------------------------
    Net income (loss) applicable to common stock                         $        0.17       $  (0.02)
                                                                          -----------------------------
                                                                          -----------------------------
Shares used in computation of net income (loss) applicable to
   common stock                                                              9,064,850      5,261,511
                                                                          -----------------------------
                                                                          -----------------------------

SEE ACCOMPANYING NOTES

                            First Aviation Services Inc.

                  Consolidated Statements of Operations  (Unaudited)
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                  Six months ended
                                                                                      July 31
                                                                                 1997           1996
                                                                                 ----           ----

Net sales                                                                   $   74,423      $    52,354
Cost of sales                                                                   63,065           44,608
                                                                          -----------------------------
Gross profit                                                                    11,358            7,746
Selling, general and administrative expenses                                     6,789            4,125
                                                                          -----------------------------
Income from operations                                                           4,569            3,621
Interest expense                                                                   876            1,648
                                                                          -----------------------------
Income before provision for income taxes and extraordinary item
and preferred dividends                                                          3,693            1,973
Provision for income taxes                                                         920                -
                                                                          -----------------------------
Income before extraordinary item                                                 2,773            1,973
Extraordinary item:
    Loss on early extinguishment of debt (net of income
       tax benefit of $64 and $0)                                                 (193)            (864)
                                                                          -----------------------------
Net income                                                                       2,580            1,109
Preferred stock dividends                                                           29               66
                                                                          -----------------------------
Net income applicable to common stock                                      $     2,551      $     1,043
                                                                          -----------------------------
                                                                          -----------------------------
Net income per common share:
    Income before extraordinary item applicable
        to common stock                                                    $      0.33      $      0.35
     Extraordinary item                                                          (0.02)           (0.16)
                                                                          -----------------------------
     Net income applicable to common stock                                 $      0.31      $      0.19
                                                                          -----------------------------
                                                                          -----------------------------
Shares used in computation of net income applicable to common stock          8,386,272        5,395,530
                                                                          -----------------------------
                                                                          -----------------------------

SEE ACCOMPANYING NOTES

                            First Aviation Services Inc.

                  Consolidated Statements of Cash Flows  (Unaudited)
                                    (IN THOUSANDS)


                                                                                         Six months ended
                                                                                             July 31

                                                                                       1997             1996
                                                                                       ----             ----


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $       2,580    $     1,109
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
   Depreciation and amortization                                                           508            449
   Extraordinary item, loss on early extinguishment of debt                                193            864
Changes in operating accounts:
    Accounts receivable                                                                 (2,618)         3,835
    Inventories                                                                         (2,411)        (2,038)
    Prepaid expenses and other current assets                                              (74)        (1,031)
    Deferred income taxes                                                                  500            344
    Other assets                                                                          (442)             -
    Accounts payable and accrued expenses                                               (2,257)        (8,304)
    Due to shareholders                                                                    (21)             -
    Income taxes payable                                                                   824              -
    Other non-current liabilities                                                          (82)          (472)
                                                                                  ----------------------------
Net cash used in operating activities                                                   (3,300)        (5,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets from former owners including acquisition costs                      (11,214)             -
Purchase of plant and equipment                                                           (693)          (519)
                                                                                  ----------------------------
Net cash used in investing activities                                                  (11,909)          (519)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on long-term debt                                              56,046         62,847
Repayments of borrowings on long-term debt                                             (74,726)       (57,084)
Proceeds from sale of preferred stock of subsidiary                                      1,100              -
Proceeds from issuance of common stock, net of expenses                                 34,514              -
Proceeds from exercise to warrants to purchase common stock                                 70              -
Preferred stock dividends paid                                                            (231)             -
                                                                                  ----------------------------
Net cash provided by financing activities                                               16,773          5,763

Net increase in cash and cash equivalents                                                1,566              -

Cash and cash equivalents at beginning of period                                             -              -
                                                                                  ----------------------------
Cash and cash equivalents at end of period                                        $      1,566    $         -
                                                                                  ----------------------------
                                                                                  ----------------------------
Supplemental cash flow disclosures:
     Cash interest paid                                                           $        780    $       904
                                                                                  ----------------------------
                                                                                  ----------------------------
     Income taxes paid                                                            $          -    $         -
                                                                                  ----------------------------
                                                                                  ----------------------------

SEE ACCOMPANYING NOTES

                             First Aviation Services Inc.

                Notes to Consolidated Financial Statements (Unaudited)

                                    July 31, 1997

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of First Aviation Services Inc. ("First Aviation" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements also requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. In the opinion of management, all material adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation. Operating results for the quarter and six months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1997.

2.  INITIAL PUBLIC OFFERING

The Company completed an initial public offering on March 5, 1997 of 3,900,000 shares of common stock, $0.01 par value per share ("the Offering").
 The Company received proceeds of approximately $34.5 million net of expenses of approximately $4.5 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, and a paydown on the Company's credit facility ($22.6 million), payment of accrued dividends on the preferred stock ($0.2 million), and the acquisition of Aircrafts Parts International (the "API Business") from AMR Combs Inc. ("AMR Combs") ($11.2 million) (see below).

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

The Company's common stock is quoted on The NASDAQ - National Market System under the symbol FAVS.

3.  ACQUISITION OF THE API BUSINESS

On March 5, 1997 (the "Acquisition Date"), Aircraft Parts International Combs, Inc., a majority owned subsidiary of the Company ("API Combs"), completed the acquisition of the API Business from AMR Combs. The purchase price for the API Business was $11.2 million in cash, subject to further payment or reduction on a dollar-for-dollar basis depending upon whether the net value of the assets for the API Business as of the Acquisition Date (the "Net Asset Value") was greater or less than $10,500,000. In conjunction with the acquisition of the API Business, AMR Combs purchased from API Combs 11,000 shares (the "API Shares") of Series A Cumulative Convertible Preferred Stock, $0.001 par value, of API Combs at a price of $100 per share. Such shares were issued on the Acquisition Date. The purchase price for the API Shares is subject to adjustment as follows: if the Net Asset Value was greater than $10,500,000, AMR Combs will pay API Combs 10% of the amount of such excess, and if the Net Asset Value was less than $10,500,000, API Combs will pay AMR Combs 10% of the amount of such shortfall, and in either case, the number of API Shares will be adjusted to maintain the $100 per share purchase price for the API Shares.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values, and the balance of the purchase price has been included in other assets, primarily goodwill, and is being amortized over 30 years. In addition, the Company's consolidated statements of operations include the operations of the API Business from the Acquisition Date.

                             First Aviation Services Inc.

                Notes to Consolidated Financial Statements (Unaudited)

                                   July 31, 1997

3.  ACQUISITION OF THE API BUSINESS (CONTINUED)

The following unaudited pro-forma summary has been prepared assuming that the acquisition of the API Business had taken place at the beginning of the respective periods after giving effect to certain pro-forma adjustments, including, among others, amortization of intangibles arising from the acquisition and the related income tax effects.

                                        Quarter ended           Six Months ended
                                          July 31                    July 31

IN THOUSANDS, EXCEPT SHARE AMOUNTS
(UNAUDITED)
                                             1996              1997        1996

Net sales                                $   36,974       $  77,648    $  71,376
                                           ---------       ---------   ---------
                                           ---------       ---------   ---------
Income before extraordinary item         $      728       $    2,763   $   1,776
                                           ---------       ---------   ---------
                                           ---------       ---------   ---------
Net income                               $     (136)      $    2,570   $     912
                                           ---------       ---------   ---------
                                           ---------       ---------   ---------
Net income per share applicable to
  common stock                           $    (0.03)      $     0.31   $    0.17
                                           ---------       ---------   ---------
                                           ---------       ---------   ---------
Shares used in computation of net income
  applicable to common stock               5,261,511       8,386,272   5,395,530
                                           ---------       ---------   ---------
                                           ---------       ---------   ---------

4.  INVENTORIES
Inventories consist of the following:

                                            JULY 31             JANUARY 31
                                             1997                       1997
                                           -------------------------------------
                                                      (IN THOUSANDS)

Raw materials                              $  21,787                $ 18,857
Work-in-process                               12,064                  11,067
Finished goods                                10,811                   6,399
                                          ----------                --------
                                           $  44,662                $ 36,323
                                          ----------                --------
                                          ----------                --------

5.  NET INCOME PER COMMON SHARE AND SUPPLEMENTAL NET INCOME PER SHARE

Net income per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted retroactively for the
aforementioned stock split.   Shares from the assumed exercise of options and
warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive. However, for purposes of computing net income per common share for the period prior to the Company's initial public offering, options and warrants granted by the Company during the 12 months preceding the initial public offering date have been included in the calculation of common stock and common stock equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $10.00 per share

Supplemental net income per share for the quarter and six months ended July 31, 1997 was $0.17 and $0.35 respectively. Supplemental net income per share is computed using the "if converted" method based on the pro forma weighted average number of shares of common stock and common stock equivalents as defined above, and preferred shares that were exchanged for common stock on a 1 for 6.4549 basis upon the closing of the Company's initial public offering, adjusted retroactively for the aforementioned stock split. Net income per share used in the supplemental net income per share calculation was adjusted to reduce dividends on preferred shares exchanged and decreased for interest expense and the extraordinary item on subordinated debentures, which were redeemed with the proceeds of the Company's initial public offering.

                           First Aviation Services Inc.

                Notes to Consolidated Financial Statements (Unaudited)

                                    July 31, 1997

6.  IMPACT OF NEW ACCOUNTING STANDARD

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

First Aviation was formed in March 1995 to acquire all of the stock of National Airmotive Corporation (NAC). The acquisition was completed on June 1, 1995. Through NAC, the Company provides repair and overhaul services for several engine types, including the Allison Engine Company ("Allison"), a subsidiary of Rolls Royce USA. The engines that NAC repairs and overhauls include: (i) the engines that power the Lockheed Martin C-130 "Hercules" cargo aircraft, the most popular cargo aircraft in the world; (ii) the engines employed on most light helicopters; and (iii) industrial turbine engines primarily used for power co-generation and gas transmission. The Company has also established itself as a leader in the remanufacturing of serviceable engine parts and components for use in engine overhauls.

On March 5, 1997, the Company completed an initial public offering of 3,900,000 shares of common stock, $0.01 par value per share. The Company received proceeds of approximately $34.5 million net of expenses of approximately $4.5 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, and a paydown on the Company's credit facility ($22.6 million), payment of accrued dividends on preferred stock ($0.2 million), and the acquisition of the API Business ($11.2 million). Through the API Business, the Company supplies aircraft parts primarily to the general aviation market.

The Company believes it is positioned to benefit from certain industry trends that favor independent repair and overhaul and aircraft providers including:
(i) increased outsourcing of repair and overhaul services by engine operators as engine operators seek to reduce operating costs and turnaround time; (ii) increasing consolidation among repair and overhaul and parts providers as engine operators reduce the number of providers used for these services;
(iii) increased emphasis on the traceability of aircraft parts which has, in turn, increased the required sophistication of information systems used by parts distributors; (iv) growing demand for remanufactured parts as engine operators seek to lower costs of repair and overhaul services; (v) increasing aviation activity which, in turn, increases the demand for repair and overhaul services; and (vi) increased demand by aircraft operators for third parties to manage and maintain parts inventories so that aircraft operators may reduce their parts' inventory.

NET SALES

Net sales for the quarter ended July 31, 1997 increased by $10.8 million or 38.8% to $38.6 million from $27.8 million in the quarter ended July 31, 1996. Net sales for the six months ended July 31, 1997 increased by $22 million or 42% to $74.4 million from $52.4 million in the six months ended July 31, 1996. Net sales from repair and overhaul activities decreased 11.7% while revenues from parts sales increased by 275% for the quarter ended July 31, 1997 from the quarter ended July 31, 1996. However, net sales from repair and overhaul activities increased 3.9% and revenues from parts sales increased by 226% for the six months ended July 31, 1997 from the six months ended July 31, 1996. The decline in revenues from the overhaul and repair business is primarily attributable to the shifting of work into other quarters and may not be indicative of future trends. The increase in parts sales is primarily attributable to the acquisition of the API Business coupled with an increase in parts sales at NAC.

COST OF SALES

Cost of sales for the quarter ended July 31, 1997 increased by $8.5 million or 35.4% to $32.5 million from $24 million in the quarter ended July 31, 1996. This increase was due to higher sales volume. As a percentage of net sales, cost of sales decreased by 2.1% to 84.2% from 86.3% in the quarter ended July 31, 1996. The reduction was attributable primarily to the increase in higher margin parts sales by API offset by an increase in the cost of Allison gas turbine parts sold and used in engine overhauls by NAC. Cost of sales for the six months ended July 31, 1997 increased by $18.5 million or 41.5% to $63.1 million from $44.6 million and as a percentage of net sales remained relatively constant at 85% with that of the six months ended July 31, 1996.

GROSS PROFIT

Gross profit for the quarter ended July 31, 1997 increased by $2.3 million or 62% to $6.1 million and as a percentage of net sales increased to 15.8% from 13.3% in the quarter ended July 31, 1996. Gross profit for the six months ended July 31, 1997 increased by $3.6 million or 46.6% to $11.4 million and as a percentage of net sales increase to 15.3% from 14.7% in the six months ended July 31, 1996. Gross profit has increased as a result of the increased sales volume noted above. The increased percentage of gross profit was attributable primarily to the increase in higher margin parts sales by API which offset an increase in the cost of Allison gas turbine parts.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended July 31, 1997 increased by $1.7 million or 85% to $3.7 million from $2 million in the quarter ended July 31, 1996. Selling, general and administrative expenses for the six months ended July 31, 1997 increased by $2.7 million or 65.9% to $6.8 million from $4.1 million in the quarter ended July 31, 1996. The increases are primarily attributable to the acquisition of the API Business and the increase in sales noted above.

INTEREST EXPENSE

Interest expense for the quarter ended July 31, 1997 decreased by $0.6 million or 66% to $0.3 million from $0.9 million in the quarter ended July 31, 1996. Interest expense for the six months ended July 31, 1997 decreased by $0.7 million or 43.8% to $0.9 million from $1.6 million in the six months ended July 31, 1996. The decrease was attributable to a reduction in the average borrowings under the Company's credit facility, which was a direct result of using a portion of the proceeds of the Company's initial public offering to pay down such borrowings and because such proceeds were also used to retire subordinated debentures.

PROVISION FOR INCOME TAXES

Management estimates that the Company's effective income tax rate for the quarter and six-month periods ended July 31, 1997 is 25%. The effective income tax rate for the corresponding periods for fiscal 1996 was 0%. The increase in the effective rate is primarily attributable to adjustments in the valuation allowance utilized to offset deferred tax benefits. The Company's effective tax rate is less than statutory rates, due to benefits that the Company expects to derive from the implementation of certain tax saving strategies including but not limited to the use of a Foreign Sales Corporation.

NET INCOME

Net income before extraordinary items for the quarter ended July 31, 1997 increased by 100% to $1.6 million from $0.8 million in the quarter ended July 31, 1996. Net income before extraordinary items for the six months ended July 31, 1997 increased by 40% to $2.8 million from $2 million in the six months
ended July 31, 1996.   The increases in profitability reflect the increased
level of sales and gross profit, and decreased interest expense noted above, offset by an increase in the provision for income taxes.

EXTRAORDINARY ITEM

Extraordinary charges during the quarter ended July 31, 1997 were $0 compared to $0.9 million recorded in the quarter ended July 31, 1996. Extraordinary charges during the six months ended July 31, 1997 declined by 78% to $0.2 million (net of income tax benefit of $0.06 million) from $0.9 million recorded during the six months ended July 31, 1996. The extraordinary charges reflect a write-off of costs associated with the early extinguishment of certain debt.

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

To that end, the Company completed an initial public offering on March 5, 1997 of 3,900,000 shares of common stock, $0.01 par value per share. The Company received proceeds of approximately $34.5 million net of expenses of approximately $4.5 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt and a paydown on the Company's credit facility ($22.6 million); payment of accrued dividends ($.2 million) on the preferred stock ($.2 million), and the acquisition of the API Business ($11.2 million).

In addition, the Company's cash used in operations for the six months ended July 31, 1997, was $3.3 million compared to $5.2 million in the six months ended July 31, 1996. Cash used for investing activities during these same periods was $11.9 million and $0.5 million, respectively. Cash generated by financing activities during these same periods was $16.8 million, and $5.8 million, respectively.

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

The Company is in the process of negotiating with major institutions to establish a larger and less restrictive revolving credit and acquisition facility. Borrowings under the Company's current $40.0 million credit facility were $15.2 million at July 31, 1997.

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

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT


10.32 Employment Agreement dated as of July 1, 1997 by and between Gerald S. Schlesinger and the Company.

11.01               Statement re: Computation of per share earnings
                    (historical basis)

11.02               Statement re: Computation of per share earnings
                    (supplemental basis)

27.1                Financial Data Schedule


(b) Reports on Form 8-K.

NONE

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

                                   FIRST AVIATION SERVICES INC.
                                   ----------------------------
                                          (Registrant)




Date: September 11, 1997             /s/ Michael C. Culver
                                   --------------------------------------
                                   Michael C. Culver,
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date: September 11, 1997             /s/ John A. Marsalisi
                                   --------------------------------------
                                   John A. Marsalisi,
                                   Vice President, Secretary, Director and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)