Form 10-Q
period 1997-10-31
FIRST AVIATION SERVICES INC
filed 1997-12-10
CIK 1025743

                                      FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                           QUARTERLY OR TRANSITIONAL REPORT


                       U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                      FORM 10-Q
                                      (Mark One)

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
________      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended OCTOBER 31, 1997

_______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934)

         For the transition period from___________ to ____________

                            Commission File Number 0-21995

                             First Aviation Services Inc.
                            (Exact name of registrant as
                              specified in its charter)

         DELAWARE                                       06-1419064
         --------                                     ---------------
         (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)            Identification No.)

                15 RIVERSIDE AVENUE; WESTPORT, CONNECTICUT; 06880-4214
                -------------------------------------------------------
                          (Address of principal executive offices)

                                    (203) 291-3300
                                    --------------
                            (Issuer's telephone number)

          _________________________________________________________________
                (Former name, former address and formal fiscal year,
                             if changed since last report)



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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of November 30,1997 is 8,916,464 shares.

ITEM 1. FINANCIAL STATEMENTS.


                                         First Aviation Services Inc.

                                           Consolidated Balance Sheets
                                     (in thousands, except share amounts)



                                                                     October 31        January 31
                                                                        1997              1997
                                                                     (unaudited)

Assets
Current assets:
Cash and cash equivalents                                               $  809         $       -
Accounts receivable, net of allowance for doubtful accounts
of $1,366 and $278, respectively                                         30,304            19,931
Inventories                                                              43,667            36,323
Deferred income taxes                                                     1,036             1,036
Prepaid expenses and other                                                2,358             1,375
                                                                      -------------------------------
Total current assets                                                     78,174            58,665

Plant and equipment, net                                                  4,060             2,793
Other assets, primarily goodwill                                          2,817               914
                                                                      -------------------------------
                                                                        $85,051         $  62,372
                                                                      -------------------------------
                                                                      -------------------------------


Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                                      $  14,195          $ 15,104
Accrued compensation and related expenses                                 1,859             1,948
Other accrued liabilities                                                 1,649             2,850
Income taxes payable                                                      1,258                 -
Due to shareholders                                                         241               176
Current portion of long term debt                                             -             1,100
                                                                      -------------------------------
Total current liabilities                                                19,202            21,178

Long term debt, less current portion                                     18,775            32,794
Other non-current liabilities                                             1,619             2,119
Minority interest                                                         1,006                 -

Stockholders' equity:
Preferred stock, $0.01 par value, liquidation preference of $660 at
January 31, 1997; 5,000,000 shares authorized; none issued and outstanding at October 31, 1997; 33,000 shares issued and
outstanding at January 31, 1997                                              -              1,650
Common stock, $0.01 par value; 25,000,000 shares authorized,
8,916,464 issued and outstanding at October 31, 1997; 3,556,665
shares issued and outstanding at January 31, 1997                           89                 36
Additional paid in capital                                              37,934              2,125
Retained earnings                                                        6,426              2,470
                                                                      -------------------------------
Total stockholders' equity                                              44,449              6,281
                                                                      -------------------------------
                                                                       $85,051           $ 62,372
                                                                      -------------------------------
                                                                      -------------------------------

                                                   2


See accompanying notes

                                          First Aviation Services Inc.

                              Consolidated Statements of Operations (Unaudited)
                                       (in thousands, except share amounts)



                                                                                 Quarter ended
                                                                                    October 31
                                                                               1997            1996
                                                                               ----            ----


Net sales                                                                    $ 39,543       $24,422
Cost of sales                                                                  32,784        20,998
                                                                      -------------------------------
Gross profit                                                                    6,759         3,424
Selling, general and administrative expenses                                    4,329         2,038
                                                                      -------------------------------
Income from operations                                                          2,430         1,386
Interest expense                                                                  234           971
                                                                      -------------------------------
Income before provision for income taxes and extraordinary item and
preferred dividends                                                             2,196           415
Provision for income taxes                                                        549             -
                                                                      -------------------------------
Net income (loss)                                                               1,647          415
Preferred stock dividends                                                          11           33
                                                                      -------------------------------
Net income applicable to common stock                                         $ 1,636      $   382
                                                                      -------------------------------
                                                                      -------------------------------
Net income per common shares:
  Income applicable to common stock                                           $  0.18      $  0.08
                                                                      -------------------------------
Shares used in computation of net income applicable to common stock         9,066,31 4   4,993,383
                                                                      -------------------------------
                                                                      -------------------------------

See accompanying notes

                                       First Aviation Services Inc.

                          Consolidated Statements of Operations (Unaudited)
                                  (in thousands, except share amounts)




                                                                                    Quarter ended
                                                                                      October 31
                                                                                 1997            1996
                                                                                 ----            ----


Net sales                                                                    $ 113,966        $76,776
Cost of sales                                                                   95,849         65,606
                                                                         -------------------------------
Gross profit                                                                    18,117         11,170
Selling, general and administrative expenses                                    11,118          6,163
                                                                         -------------------------------
Income from operations                                                           6,999          5,007
Interest expense                                                                 1,110          2,619
                                                                         -------------------------------
Income before provision for income taxes and extraordinary item
and preferred dividends                                                          5,889          2,388
Provision for income taxes                                                       1,469              -
                                                                         -------------------------------
Income before extraordinary item                                                 4,420          2,388
Extraordinary item:
     Loss on early extinguishment of debt (net of income
        tax benefit of $64 and $0)                                                (193)          (864)
                                                                         -------------------------------
Net income                                                                       4,227          1,524
Preferred stock dividends                                                           40             99
                                                                         -------------------------------
Net income applicable to common stock                                          $ 4,187       $  1,425
                                                                         -------------------------------
                                                                         -------------------------------
Net income per common shares:
  Income before extraordinary item applicable
    to common stock                                                            $  0.51       $   0.43
  Extraordinary item                                                             (0.02)         (0.16)
                                                                         -------------------------------
Net income applicable to common stock                                          $  0.49       $   0.27
                                                                         -------------------------------
                                                                         -------------------------------
Shares used in computation of net income applicable to common stock          8,612,586      5,290,972
                                                                         -------------------------------
                                                                         -------------------------------

See accompanying notes

                            First Aviation Services Inc.

                  Consolidated Statements of Cash Flows  (Unaudited)
                                    (IN THOUSANDS)

                                                            Nine months ended
                                                                October 31

                                                            1997          1996
                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $    4,227   $  1,524
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                709        800
    Extraordinary item, loss on early
       extinguishment of debt                                    193        864
Changes in operating accounts:
    Accounts receivable                                       (4,985)     5,451
    Inventories                                               (1,416)    (3,438)
    Prepaid expenses and other current assets                   (337)      (758)
    Deferred income taxes                                          0          -
    Other assets                                                 (64)         -
    Accounts payable and accrued expenses                     (5,002)    (7,572)
    Due to shareholders                                           65          -
    Income taxes payable                                       1,258          -
    Other non-current liabilities                             (1,280)    (1,073)
                                                          ----------------------

Net cash used in operating activities                         (6,632)    (4,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets from former owners including
acquisition costs                                            (11,216)        -
Payment for license rights                                         -       (250)
Purchase of plant and equipment                               (1,251)      (777)
                                                          ----------------------
Net cash used in investing activities                        (12,467)    (1,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted Cash                                                    -       (544)
Proceeds from borrowings on long-term debt                    80,504    121,138
Repayments of borrowings on long-term debt                   (95,623)  (115,267)
Proceeds from sale of preferred stock of subsidiary            1,100           -
Proceeds from issuance of common stock, net of expenses       34,088           -
Proceeds from exercise to warrants to purchase common stock       70           -
Preferred stock dividends paid                                  (231)          -
Repayment of other non-current liabilities                         -        (98)
                                                          ----------------------
Net cash provided by financing activities                     19,908      5,229

Net increase in cash and cash equivalents                        809          -
Cash and cash equivalents at beginning of period                   -          -
                                                          ----------------------
Cash and cash equivalents at end of period                 $     809    $     -
                                                          ----------------------
                                                          ----------------------
Supplemental cash flow disclosures:
    Cash interest paid                                     $   1,327    $  2,330
                                                          ----------------------
                                                          ----------------------
    Income taxes paid                                      $       -    $    545
                                                          ----------------------
                                                          ----------------------
SEE ACCOMPANYING NOTES

                             First Aviation Services Inc.

                Notes to Consolidated Financial Statements (Unaudited)

                                   October 31, 1997

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of First Aviation Services Inc. ("First Aviation" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements also requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. In the opinion of management, all material adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation. Operating results for the quarter and nine months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1997.

2.  INITIAL PUBLIC OFFERING

The Company completed an initial public offering on March 5, 1997 of 3,900,000 shares of common stock, $0.01 par value per share ("the Offering"). The Company received proceeds of approximately $34.1 million net of expenses of approximately $4.9 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, and a paydown of the Company's credit facility ($22.6 million), payment of accrued dividends on the preferred stock ($0.2 million), and the acquisition of Aircrafts Parts International (the "API Business") from AMR Combs Inc. ("AMR Combs") ($11.2 million) (see below).

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

                                   October 31, 1997

3.  ACQUISITION OF THE API BUSINESS (CONTINUED)

The following unaudited pro-forma summary has been prepared assuming that the acquisition of the API Business had taken place at the beginning of the respective periods after giving effect to certain pro-forma adjustments, including, among others, amortization of intangibles arising from the acquisition and the related income tax effects.

                                               Quarter ended  Nine Months ended
                                                October 31     October 31
IN THOUSANDS, EXCEPT SHARE AMOUNTS (UNAUDITED)
                                      1996                  1997          1996
                                      ----                  ----          -----
Net sales                              $   35,443     $  117,191     $  101,538
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------
Income before extraordinary item       $      -       $    4,337     $    2,979
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------
Net income                             $      472     $    4,144     $    2,115
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------
Net income per share applicable to
common stock                           $     0.09     $     0.48     $     0.38
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------
Shares used in computation of net
income applicable to common stock       4,993,383       8,612,586     5,290,972
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------
4.  INVENTORIES

Inventories consist of the following:

                                        OCTOBER 31      JANUARY 31
                                           1997           1997
                                         -----------------------
                                             (in thousands)

Raw materials                          $ 19,903          $ 18,857
Work-in-process                           9,596            11,067
Finished goods                           14,168             6,399
                                        -------        ----------
                                       $ 43,667          $ 36,323
                                        -------        ----------
                                        -------        ----------

5.  NET INCOME PER COMMON SHARE AND SUPPLEMENTAL NET INCOME PER SHARE

Net income per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted retroactively for the aforementioned
stock split.   Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive. However, for purposes of computing net income per common share for the period prior to the Company's initial public offering, options and warrants granted by the Company during the 12 months preceding the initial public offering date have been included in the calculation of common stock and common stock equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $10.00 per share

Supplemental net income per share for the quarter and nine months ended October 31, 1997 was $0.18 and $0.51 respectively. Supplemental net income per share is computed using the "if converted" method based on the pro forma weighted average number of shares of common stock and common stock equivalents as defined above, and preferred shares that were exchanged for common stock on a 1 for 6.4549 basis upon the closing of the Company's initial public offering, adjusted retroactively for the aforementioned stock split. Net income per share used in the supplemental net income per share calculation was adjusted to reduce dividends on preferred shares exchanged and decreased for interest expense and the extraordinary item on subordinated debentures, which were redeemed with the proceeds of the Company's initial public offering.

                             First Aviation Services Inc.

                Notes to Consolidated Financial Statements (Unaudited)

                                   October 31, 1997

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

First Aviation Services Inc. is a worldwide leader in providing services to aircraft operators of some of the most widely used military, commercial, and general aviation aircraft engines in the world. The Company's operations include repair and overhaul of gas turbine engines and accessories, remanufacturing of engine components and accessories, and redistribution of new and remanufactured parts. With the acquisition of the API Business, the Company has also become one of the leading suppliers of aircraft parts to the general aviation industry worldwide.

First Aviation was formed in March 1995 to acquire all of the stock of National Airmotive Corporation (NAC). The acquisition was completed on June 1, 1995. Through NAC, the Company provides repair and overhaul services for several engine types, including engines designed and manufactured by the Allison Engine Company ("Allison"), a subsidiary of Rolls Royce USA. The engines that NAC repairs and overhauls include: (i) the engines that power the Lockheed Martin C-130 "Hercules" cargo aircraft, the most popular cargo aircraft in the world;
(ii) the engines employed on most light helicopters; and (iii) industrial turbine engines primarily used for power co-generation and gas transmission. The Company has also established itself as a leader in the remanufacturing of engine parts and components for use in engine overhauls.

The Company believes it is positioned to benefit from certain industry trends that favor independent repair and overhaul of aircraft engines including:
(i) increased outsourcing of repair and overhaul services by engine operators as engine operators seek to reduce operating costs and turnaround time;
(ii) increasing consolidation among repair, overhaul and parts providers as engine operators reduce the number of providers used for these services;
(iii) increased emphasis on the traceability of aircraft parts which has, in turn, increased the required sophistication of information systems used by parts distributors; (iv) growing demand for remanufactured parts as engine operators seek to lower costs of repair and overhaul services; (v) increasing aviation activity which, in turn, increases the demand for repair and overhaul services; and (vi) increased demand by aircraft operators for third parties to manage and maintain parts inventories so that aircraft operators may reduce their parts' inventory.


NET SALES

Net sales for the quarter ended October 31, 1997 increased by $15.1 million or 61.9% to $39.5 million from $24.4 million in the quarter ended October 31, 1996. Net sales for the nine months ended October 31, 1997 increased by $37.2 million or 48.4% to $114 million from $76.8 million in the nine months ended October 31, 1996. Net sales from repair and overhaul activities increased 2.1% while revenues from parts sales increased by 327.4% for the quarter ended October 31, 1997 as compared to the quarter ended October 31, 1996. Internal growth of parts sales was 28.6% for the quarter ended October 31, 1997 as compared to the quarter ended October 31, 1996. Net sales from repair and overhaul activities increased 3.3% and revenues from parts sales increased by 260% for the nine months ended October 31, 1997 as compared to the nine months ended October 31, 1996. Internal growth of parts sales was 25.5% during the nine months ended October 21, 1997 as compared to the nine months ended October 31, 1996. The increase in parts sales is primarily attributable to the acquisition of the API Business coupled with an increase in parts sales at NAC and API.


COST OF SALES

Cost of sales for the quarter ended October 31, 1997 increased by $11.8 million or 56.2% to $32.8 million from $21.0 million in the quarter ended October 31, 1996. This increase was due to higher sales volume. As a percentage of net sales, cost of sales decreased by 3.1 percentage points to 82.9% from 86.0% in the quarter ended October 31, 1996. The reduction was attributable primarily to higher margins earned in engine overhauls and component repairs. Cost of sales for the nine months ended October 31, 1997 increased by $30.2 million or 46% to $95.8 million from $65.6 million and as a percentage of net sales decreased by
1.4 percentage points to 84.1% from 85.5% for the nine months ended October 31, 1996.

GROSS PROFIT

Gross profit for the quarter ended October 31, 1997 increased by $3.3 million or 97.4% to $6.8 million and as a percentage of net sales increased to 17.1% from 14.0% in the quarter ended October 31, 1996. Gross profit for the nine months ended October 31, 1997 increased by $6.9 million or 62.2% to $18.1 million and as a percentage of net sales increased to 15.9% from 14.6% in the nine months ended October 31, 1996. Gross profit has increased as a result of the increased sales volume of parts and higher margins earned in engine overhauls and repairs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended October 31, 1997 increased by $2.3 million or 112.4% to $4.3 million from $2 million in the quarter ended October 31, 1996. Selling, general and administrative expenses for the nine months ended October 31, 1997 increased by $5.0 million or 80.4% to $11.1 million from $6.2 million in the quarter ended October 31, 1996. The increases are primarily attributable to the acquisition of the API Business and the increase in sales noted above.

INTEREST EXPENSE - NET

Net interest expense for the quarter ended October 31, 1997 decreased by $0.7 million or 75.9% to $0.2 million from $1.0 million in the quarter ended October 31, 1996. Interest expense for the nine months ended October 31, 1997 decreased by $1.5 million or 57.6% to $1.1 million from $2.6 million in the nine months ended October 31, 1996. The decrease was attributable to (i) a reduction in the average borrowings under the Company's credit facility, which was a direct result of using a portion of the proceeds of the Company's initial public offering to pay down such borrowings, (ii) the retirement of subordinated debentures and (iii) the collection of interest assessed on customers' overdue balances.

PROVISION FOR INCOME TAXES

Management estimates that the Company's effective income tax rate for the quarter and nine-month periods ended October 31, 1997 is 25%. The effective income tax rate for the corresponding periods for fiscal 1996 was 0%. The Company's effective tax rate is less than statutory rates due to benefits that the Company expects to derive from the implementation of certain tax saving strategies including but not limited to the use of a Foreign Sales Corporation.

NET INCOME

Net income before extraordinary items for the quarter ended October 31, 1997 increased by 296.9% to $1.6 million from $0.4 million in the quarter ended October 31, 1996. Net income before extraordinary items for the nine months ended October 31, 1997 increased by 85.1% to $4.4 million from $2.4 million in the nine months ended October 31, 1996. The increases in profitability reflects the increased level of sales and gross profit, and reduced interest expense noted above, offset by an increase in selling, general and administrative costs and the provision for income taxes.

EXTRAORDINARY ITEM

Extraordinary charges during the nine months ended October 31, 1997 declined by 77.7% to $0.2 million (net of income tax benefit of $0.06 million) from $0.9 million recorded during the nine months ended October 31, 1996. The extraordinary charges reflect a write-off of costs associated with the early extinguishment of certain debt.

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

Backlog at the end of the quarter was $23.6 million while backlog at November 31, 1997 was $25.4 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from its working capital needs, principally inventory and accounts receivable.

In addition, the Company's cash used in operations for the nine months ended October 31, 1997, was $6.6 million compared to $4.2 million in the nine months ended October 31, 1996. Cash used for investing activities during these same periods was $12.5 million and $1.0 million, respectively. Cash generated by financing activities during these same periods was $19.9 million, and $5.2 million, respectively.

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

The Company is in the process of negotiating with major institutions to establish a larger and less restrictive revolving credit and acquisition facility. Borrowings under the Company's current $40.0 million credit facility were $18.8 million at October 31, 1997.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with borrowings available under the existing line of credit, will be sufficient to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures, preferred dividends requirements and working capital needs for the foreseeable future.


ALLISON

NAC's relationship with Allison Engine Company (Allison) began over 30 years ago when NAC expanded its overhaul and repair operations to include support of Allison gas turbine engines. The Company is party to an Authorized Maintenance Center (AMC) Agreement for each of the three Allison model lines it services. Each of the AMC Agreements allow the Company (i) to purchase engine parts from Allison or certain approved vendors; (ii) specifies the terms on which the Company purchases engines and engine parts from Allison, which include a discount from list price and the ability to obtain credits upon the embodiment of parts into a customer's engine; (iii) requires NAC to provide aftermarket support for the Allison engines in specified regions identified in the AMC Agreements; (iv) delineates the permitted physical sites at which NAC is permitted to perform repair and overhaul services, store parts and inventory and maintain marketing office; and (v) defines the working relationship between the two companies in a number of areas.

The AMC Agreements for the Model 501 and Model 250 engines each expire by their terms on December 31, 1997. The agreements do provide NAC with the ability, under certain terms, and conditions to renew the AMC Agreements for an additional three-year period for a renewal fee of $1 dollar each.

The Company and Allison have been, in accordance with the terms of the agreements, cooperating on a number of initiatives, including the renewal of the AMC Agreements. Management believes that new agreements will be forthcoming in the near future. Allison and the Company have agreed to extend the term of the existing agreements for a period of three months. To the best of Management's knowledge, Allison has offered to extend its current agreements with other AMC's. This extension is intended to facilitate the completion of the new agreements.

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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on August 25, 1997, the following proposals were adopted by the margins indicated.

To elect two directors for a term to expire at Annual Meeting of Stockholders in the Year 2000

                                  VOTES FOR           VOTES WITHHELD
                                  ---------           --------------
    Joshua S. Friedman            7,790,740                4,770
    Aaron P. Hollander            7,790,740                4,770

To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 31, 1998

         For                      7,171,110
         Against                    619,450
         Abstained                    4,950

To amend the First Aviation Services Inc. Stock Incentive Plan

         For                      7,793,810
         Against                      1,100
         Abstained                      600

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

10.01 Letter extending the Authorized Maintenance Center agreement by and between NAC and Allison Engine
              Company for Model 250 engines

10.02 Letter extending the Authorized Maintenance Center agreement by and between NAC and Allison Engine
              Company for Model T56/501 engines

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

                                       FIRST AVIATION SERVICES INC.
                                       ----------------------------
                                              (Registrant)




Date: December 11, 1997                /S/ MICHAEL C. CULVER
                                       -------------------------------------
                                       Michael C. Culver,
                                       President, Chief Executive Officer and
                                       Director (Principal Executive Officer)


Date: December 11, 1997                /S/ JOHN A. MARSALISI
                                       -----------------------------------------
                                       John A. Marsalisi,
                                       Vice President, Secretary, Director and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)