Form 10-K
period 1998-01-31
FIRST AVIATION SERVICES INC
filed 1998-05-01
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
      For the fiscal year ended January 31, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
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

           Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
            Title of each class           on which registered
            -------------------           -------------------
            None                          None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days or for such short period that the registrant was subject to such filing requirements. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates as of April 24, 1998 was approximately $24,984,368.

The number of shares outstanding of the registrant's common stock as of April 24, 1998 is 8,971,592 shares.

                    Documents incorporated by reference: None

                                     PART I

Item 1. Business

General

      First Aviation Services, Inc. ("First Aviation" or the "Company") is a worldwide leader in providing services to aircraft operators of some of the most widely used military, commercial, and general aviation aircraft engines in the world. The Company's operations include repair and overhaul of gas turbine engines and accessories, remanufacturing of engine components and accessories, and redistribution of new and remanufactured parts. With the acquisition of Aircraft Parts International ("API") from AMR Combs, Inc. ("AMR Combs") (see below), the Company has become one of the leading suppliers of aircraft engine parts and other aircraft parts to the general aviation industry worldwide.

      First Aviation was formed in March 1995 to acquire all of the stock of National Airmotive Corporation (NAC). The acquisition was completed on June 1, 1995, and was accounted for under the purchase method of accounting. Through NAC, the Company provides repair and overhaul services for several aircraft engine types, including: (i) engines manufactured by the Allison Engine Company ("Allison"), a subsidiary of Rolls Royce USA, that power the Lockheed Martin C-130 "Hercules" cargo aircraft, the most popular cargo aircraft in the world;
(ii) the engines employed on most light helicopters; and (iii) industrial turbine engines used primarily for power co-generation and gas transmission. The Company also is an industry leader in the remanufacture of serviceable engine parts and components for use in engine overhauls, and, through API, as a general aircraft parts supplier.

      On March 5, 1997, Aircraft Parts International Combs, Inc., a majority owned subsidiary of the Company ("API Combs"), completed the acquisition of API. API distributes more than 100 major product lines of aircraft parts. API Technologies, API's licensed repair station, offers brake and starter generator overhaul services, and is an authorized hose assembly manufacturing facility.

      The API acquisition was an initial step in meeting the Company's goal of participating in the consolidation of the aviation services industry. API expands the Company's services by focusing on supplying aircraft parts to the general aviation market, thereby allowing the Company to leverage its repair and overhaul and remanufacturing expertise to a new customer base.

      The Company believes it is positioned to benefit from certain industry trends that favor independent repair and overhaul and aircraft providers including: (i) increased outsourcing of repair and overhaul services by engine operators as engine operators seek to reduce operating costs and turnaround time; (ii) increasing consolidation among repair and overhaul and parts providers as engine operators reduce the number of providers used for these services; (iii) increased emphasis on the traceability of aircraft parts which has, in turn, increased the required sophistication of information systems used by parts distributors and engine overhaul shops; (iv) growing demand for remanufactured parts as engine operators seek to lower costs of repair and overhaul services; (v) increasing aviation activity which, in turn, increases the demand for repair and overhaul services; and (vi) increased demand by aircraft operators for third parties to manage and maintain parts inventories so that aircraft operators may reduce their parts inventory.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

      Statements which are not historical facts in this report constitute forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements, including those concerning the Company's expectations, all involve risk and uncertainties, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. Such factors include, among others, the Company's ability to obtain parts from its principal supplier on a timely basis, the ability to consummate suitable acquisitions, the ability to expand its remanufacturing capabilities, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations.

Industry Overview

      Engine Repair and Overhaul. The Company believes that the current annual worldwide market for gas turbine engine repair and overhaul services is in excess of $6.5 billion. Gas turbine engines are used to power aircraft and marine vessels, and to generate electricity for industrial applications. Repair and overhaul services are performed by engine operators, engine manufacturers, and independent operators such as the Company. The engine repair and overhaul market is highly fragmented with numerous service providers, competing primarily on the basis of price, quality and turnaround time. The repair and overhaul of aircraft engines and engine components is regulated by governmental agencies throughout the world, including the U.S. Federal Aviation Administration (the "FAA"), the Joint Airworthiness Administration (the "JAA") and the U.S. Department of Defense (the "DOD"), and is supplemented by engine manufacturers' guidelines which generally require that engines be overhauled and certain engine components be replaced after a certain number of flight hours and/or cycles (take-offs and landings). Many engine operators have recognized outsourcing of repair and overhaul services as an opportunity to reduce operating costs and turnaround time. Outsourcing allows engine operators to benefit from the expertise of service providers, such as the Company, who have developed proprietary repair schemes and achieved economies of scale unavailable to individual operators. As engine operators continue to become more cost and value conscious, and as modern aircraft engines become increasingly more sophisticated, the Company expects the trend to outsourcing to continue.

      Aviation Parts Sales. The Company believes that the current annual worldwide market for new and used spare engine parts and spare aircraft engines is approximately $10.0 billion, of which $1.3 billion is supplied to the general aviation market. The aviation parts market is highly-fragmented with a limited number of large, well-capitalized companies selling a broad range of aircraft spare parts, and numerous smaller competitors serving niche markets. The Company, through API, serves the general aviation sector of this market, which includes regional airlines, business aviation, helicopter and recreational operators.

      Increasing Consolidation. The Company believes that customers are increasingly seeking the services of larger, more sophisticated and better-capitalized service providers. In order to reduce costs, satisfy increased governmental regulatory scrutiny, streamline buying decisions and assure quality, engine operators are seeking to reduce the number of providers that are used both for repair and overhaul and parts supply services. As modern aircraft engines become more sophisticated, so do the repairs and parts requirements for such engines. At the same time, engine operators have become more sensitive to quick turnaround times. As a result, the Company believes that engine operators increasingly select those service providers that have made a significant capital commitment toward developing proprietary repair schemes and acquiring remanufacturing equipment and inventories, and therefore are capable of providing higher quality and more timely services than under-capitalized competitors can offer. Additionally, the increasing costs of technology and inventory levels required to compete effectively has made entry into and continued success in the industry more difficult and expensive. The Company believes that well-capitalized, technologically sophisticated providers capable of offering a wide range of services will benefit from this consolidation trend. During the past year, a number of service providers have consolidated or combined their operations. This is a trend that the Company believes will continue.

Competition

      Engine Repair and Overhaul. In the repair and overhaul market for Allison Models 250 or T56/501, NAC competes primarily with other independent operators, including the other Allison Authorized Maintenance Centers (each an "AMC") located throughout the world. Management believes that its most significant competitors in this market include: Standard Aero of Winnipeg, Canada; UNC Airwork and Dallas Airmotive in the United States; Hunting of Manchester, United Kingdom; and Singapore Aerospace of Singapore, each of which is an AMC in one or more product lines. In addition, OEM's may establish joint ventures to compete for large contracts that are subject to bid. Certain international competitors of the Company have the advantage of a monopoly on their country's military contracts for repair and overhaul of the engines serviced by the Company. In the market for repair and overhaul of other lines serviced by the Company, including Pratt & Whitney Canada and McDonnell Douglas, the Company competes against the original equipment manufacturers as well as other independent operators. Many of the Company's competitors have financial resources substantially greater than those of the Company, and have a longer and more extensive record of repair and overhaul work on the Pratt & Whitney Canada engine lines and McDonnell Douglas helicopter lines relative to the Company.

      Aviation Parts Sales. Competition in the parts distribution market is generally based on price, availability of product and quality, including traceability. NAC's major competitors include Allison, Rolls Royce and other AMCs. API's major competitors include Aviall, Inc., AAR Corporation and Cessna Aircraft Company (a subsidiary of Textron). There is also substantial competition, both domestically and overseas, from companies who focus on regional/niche markets, or on market segments of secondary interest. Examples of these companies include Satair A/S, Superior Air Parts, Inc., Avteam and Omaha Aircraft Supply.

      Accessory and Engine Component Remanufacturing. NAC's significant competitors in this market include Standard Aero, Dallas Airmotive and UNC Airwork. The Company believes that the primary competitive factors in this marketplace are price, quality, engineering and availability. The Company has engineered and developed a significant number of Engineering Authorities, which are proprietary in nature. Due to its advanced systems, technology and years of expertise in Allison component remanufacturing, the Company believes its competes favorably with regard to such factors.

Parts Distribution

      Parts Sales. The Company, principally through API, sells more than 100 product lines and 80,000 new and factory reconditioned parts to professional aircraft maintenance organizations. The parts are FAA approved and are acquired from small, specialized manufacturers as well as major original equipment manufacturers such as Allison, Champion Aviation Products, Goodyear, Michelin, B.F. Goodrich, General Electric, Textron Lycoming, Teledyne Continental, Parker Hannifin, AlliedSignal, Piper and Cessna. Most of the aforementioned suppliers are committed to servicing aftermarket customers solely through wholesale distributors such as API. Distributors add value to commonly available products by offering immediate availability, broad product lines, technical assistance and additional services. API does not have any long-term agreements or commitments from the original equipment manufacturers from whom it purchases parts and is dependent on these manufacturers for access to parts for resale.

      NAC Sales of Remanufactured Engine Components and Accessories. Traditionally, overhaul companies remanufactured select components from a particular engine for reinsertion into the same engine. In recent years, however, a market for rotable remanufactured parts has emerged, due primarily to engine owners becoming more price-sensitive and more willing to purchase a remanufactured part at a substantial discount to the cost of a new part. The Company has increased its focus on the remanufacture of components and accessories as a separate segment of its business, apart from its overhaul business.

Computer-based Advanced Remanufacturing System (CARS)

      The Company has made substantial expenditures to develop CARS. CARS has been in use for approximately three years to shorten turnaround times for customer orders, increase output, improve inventory management and reduce costs by eliminating duplication of work and reducing errors in ordering of parts. The system consists of two parts; an automated inspection and routing system and a remanufacturing variable control system. The Company has copyrighted its self-developed software.

      CARS enables NAC to shorten lead times, increase output and improve inventory management by allowing NAC to manage and control the process of detailed parts inspection, material requisitioning, and work order scheduling and release. The system's database contains much of the information required to perform engine inspection activities, including illustrated parts catalogues. This has largely eliminated the need to update parts catalogues manually and allows an engine inspector using a personal computer located at his workstation to (i) refer to computer based parts manuals and catalogues to identify needed parts, (ii) access and check on the availability in inventory of needed parts,
(iii) requisition needed parts from inventory and schedule the time for delivery of the parts to repair and overhaul mechanics and (iv) create and record an audit trail for all inspected parts and processes. These features of the system have substantially reduced total detailed engine inspection time required in the overhaul process.

Principal Supplier

      During the year ended January 31, 1998 the Company derived more than 66% of its revenues from the repair and overhaul of Allison engines and Allison part sales. In prior years, the Company derived greater than 90% of its revenues from Allison related services and parts sales. Allison continues limited production of new Model T56/501 flight engines.

      NAC principally services gas turbine engines manufactured by Allison. NAC's relationship with Allison began over 30 years ago when NAC expanded its overhaul and repair operations to include support of the Allison turbine engine. In 1970, NAC became a direct service dealer franchise for the Model T56/501 flight engine and the Model T56/501-K industrial engine, and thereafter grew to become one of the largest independent commercial overhaul facilities in the world for Allison engines. In 1982, NAC was appointed as an AMC for the Model 250, pursuant to which it was given an exclusive territory in which to operate. In 1983, NAC was appointed as an AMC for the Allison 570/571-K industrial engines.

      Allison modified its aftermarket support system for the Model 250 and Model T56/501 engines in 1994. Under the current system, Allison appoints as AMCs independent service providers, such as the Company, who satisfy Allison's technical and quality standards and pay a "technical fee" for such appointment. Although each AMC is assigned a non-exclusive region of responsibility in which such AMC undertakes to provide repair and overhaul services, component repair, warranty work and other customer support functions, Allison permits all AMCs to market such services throughout the world. All AMCs are permitted to purchase parts directly from Allison rather than having to purchase parts from an Authorized Distributor, as was required under the previous system. The terms of an agreement between Allison and the AMC (the "AMC Agreement") restrict the establishment of an AMC's repair and marketing facilities to specific sites identified in its AMC Agreement.

      NAC, pursuant to its three AMC Agreements with Allison, is authorized to purchase parts from Allison and service designated Allison Model T56/501 flight engines, Model 250 engines and Model 570/571-K industrial engines. The AMC Agreements with Allison for the Model T56/501 and Model 250 were scheduled to expire on December 31, 1997 and the AMC Agreement for the Model 570/571-K expires on December 31, 1998. The AMC Agreements for the Model T56/501 and Model 250 provide, however, that qualifying AMCs who have adhered to the terms and conditions of their AMC Agreements and who have the "ability and desire" to continue through three, three year renewal periods may renew the AMC agreements for each of the additional three year periods for a renewal fee of $1 per three year period. Renewal of the 570/571 AMC Agreement is subject to Allison's discretion. The Company has no reason to believe that these agreements with Allison will not be extended. The failure of Allison to renew or extend the contracts would have a material and adverse impact on the Company and its operations.

      On November 16 and 17, 1997 Allison notified NAC that it would extend the term of the existing AMC Agreements for the Model T56/501 and Model 250 engines to March 31, 1998. On March 16, 1997, Allison and NAC further agreed to extend the term of such agreements until April 30, 1998.

      In May 1998, Allison provided NAC, and all other "AMC's in good standing", with proposed amendments to the AMC Agreements for the 250 and T56/501 engines. As an "AMC in good standing", NAC has, in accordance with the terms of the existing AMC Agreement of 1994, elected not to amend its existing AMC Agreements for the Model 250 and Model T56/501 engines, but rather to exercise its option to renew such agreements each for a period of three years. NAC notified Allison on March 19, 1998 of its decision to renew the existing AMC Agreement for the 250 engine, and on April 22, 1998 of its decision to renew the existing AMC Agreement for the T56/501 engines. Discussions between NAC and Allison are continuing with respect to possible future amendments to these agreements as well as to the AMC Agreement for the Model 570/571-K engines.

Sales and Marketing

      Overhauls and Repairs. NAC uses direct sales personnel and agents for all product lines. The Vice Presidents of each of the product lines supervise their sales professionals, whose sales efforts are supported by the quality assurance and engineering departments to aid in customer support. Senior management plays an active role in marketing several of the Company's product lines. NAC's professionals provide cost effective solutions to maintaining engines, stressing NAC's repair and overhaul engineering expertise, turnaround times and component remanufacturing capabilities. The Company actively participates in many of the major industry gatherings and air shows globally, and serves as host to groups of engine operators at technical and other meetings.

      Parts Distribution. New and serviceable parts are sold to overhaul customers, parts resellers, regional airlines, FBO's, and business aviation, helicopter and recreational operators. The Company uses regional sales managers, inside salespersons, outbound telephone salespersons, independent contract representatives, and associated distributors in its sales and marketing efforts.

      ISO/9001 Certification. During the fiscal year, the Company's Oakland, California facility became the first independent repair and overhaul facility in the world to receive ISO/9001 certification. NAC has also been certified by the DOD to the ISO/9001 standard for performance of work on DOD contracts.

Customers

      The Company provides repair and overhaul services and sells parts to more than 300 customers, which include both foreign and U.S. militaries, air cargo carriers, major industrial corporations and others.

      During the year ended January 31, 1998 and 1997, and the eight months ended January 31, 1996, respectively, the Company's top 10 customers accounted for approximately 31%, 45% and 45% of revenues. During the year ended January 31, 1998, no single customer's purchases exceeded 10% of the Company's revenues. During the year ended January 31, 1997, revenues from System Control Technologies represented 12.3% of Company's operating revenues. During the eight months ended January 31, 1996, revenues from the U.S. government represented 18% of the Company's operating revenues.

Backlog

      As of January 31, 1998, the total contract price of the backlog of orders for repair and overhaul services was approximately $20.3 million.

Regulation

      Governments around the world, through regulatory bodies such as the FAA and DOD, require all aircraft and engines to follow a defined maintenance program to ensure airworthiness and safety. Such programs are developed by the original equipment manufacturer in coordination with the regulatory body. The DOD's regulatory program for engines used by the armed services is separate and apart from the FAA procedures. The maintenance of industrial engines used in power plants is relatively unregulated, except when such maintenance is performed for the government. The Company has certificates from the FAA and the JAA covering its repair and overhaul facilities. Under the authority of these certifications, the Company is permitted to service all Allison engine lines, the Pratt & Whitney Canada PT6 and its other product lines. The DOD requires that parties servicing aircraft engines for branches of the U.S. armed services comply with applicable government regulations, and the DOD continually reviews the operations for compliance with applicable regulations.

      All aircraft must be maintained under a continuous condition-monitoring program and periodically must undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities and/or certified technicians. Certification and conformance is required prior to installation of any part on an aircraft. Presently, whenever necessary with respect to a particular part, the Company utilizes FAA certified repair stations to repair and certify parts to ensure marketability. The operations of the Company may in the future be subject to new and more stringent regulatory requirements. The Company believes it is in material compliance with applicable regulations. See Item 3, "Legal Proceedings".

Environmental Matters and Proceedings

      The Company's operations are subject to extensive federal, state and local environmental laws and related regulation by government agencies, including the United States Environmental Protection Agency (the "EPA"), the California Environmental Protection Agency (the "Cal EPA") and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials, the health and safety of workers, and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company believes that it is in material compliance with all federal, state, and local laws and regulations governing its operations. The Company does not anticipate that any material capital expenditures will be required during fiscal 1999 in order to maintain compliance with the federal, state and local laws and regulations.

      In October 1995, a committee comprised of a group of companies and individuals responsible for the cleanup of the Petroleum Products Corporation Superfund Site in Pembroke Park, Florida (the "Superfund Site") contacted NAC and alleged that NAC was responsible for a share of the cleanup costs pursuant to Comprehensive Environmental Response, Compensation and Liability Act of 1980. NAC has been designated as a potentially responsible party by the EPA for costs associated with cleanup of the Superfund Site, and as such, as with each of the other potentially responsible parties, is potentially liable on a joint and several basis for the entire cleanup cost for the Superfund Site. The committee demanded that NAC pay approximately $70,000 to join the committee handling the cleanup and threatened to add NAC as a defendant to an existing lawsuit regarding the site if NAC declined to pay. The Committee alleges that NAC is responsible to pay a portion of the cleanup costs due to its status as the successor of Design Engineering Company ("DEC"), which the committee alleges sent waste oil from property located in Miami, Florida (the "Miami Property") to the Superfund Site between approximately 1969 and 1973. The Committee alleges that DEC sent approximately 194,500 gallons of waste oil to the Superfund Site and has estimated that the total cleanup costs for the Superfund Site allocable to the Company could range from $0.75 to $1.25, per gallon. At this time, the Company is unable to determine the accuracy of the Committee's cleanup cost estimates or the likelihood that NAC will be required to contribute a portion of such cleanup costs. In mid 1997 the Company advised the committee that it would not join in funding cleanup of the site. Since then, neither the Company nor NAC have received any communication from the committee. The Company will vigorously contest the committee's allegations regarding the amount of waste oil allegedly shipped by DEC to the Superfund Site.

      In February 1996, NAC and several other past and present owners/operators of the Miami Property were served with a complaint filed in the Florida District Court of the 11th Judicial Circuit in and for Dade County, Florida, wherein the owners of certain property adjacent to the Miami Property allege that contamination at the Miami Property has migrated to and/or impacted their adjacent property. The complaint seeks unspecified damages for cleanup costs, loss of property value and attorneys' fees. NAC has answered the complaint and continues to contest the plaintiffs' allegations.

Employees

      As of January 31, 1998, approximately 541 persons were employed on a full-time basis by the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Item 2.  Properties

The Company operates within the following facilities:

                                                                                Square      Lease
Location                Entity                  Description                     Footage     Expiration
--------                ------                  -----------                     -------     ----------

Westport, CT            First Aviation         Executive offices                  2,000        2007

Oakland, CA (1)         NAC                    Allison engine repair and
                                               overhaul shop and offices        157,000        2015

Long Beach, CA          NAC                    Allison engine and Pratt
                                               & Whitney PT6 repair and
                                               overhaul                          28,500        1999

Long Beach, CA          NAC                    Maintenance of McDonnell
                                               Douglas helicopter components      3,000     Monthly

San Leandro, CA         NAC                    Warehouse                          8,900        1999

Indianapolis, IN (2)    NAC                    Overhaul center                   12,800        1998

Indianapolis, IN (2)    NAC                    Overhaul center                   12,300        1999

Indianapolis, IN (2)    NAC                    Overhaul center                   19,200        1998

Houston, TX (3)         NAC                    Repair of industrial engines      15,000       Owned

Memphis, TN             API                    Distribution/sales                80,000        2013

      (1) NAC owns the buildings at this location but leases the land on which the structures are located.

      (2) Pursuant to the agreement between Allison and NAC under which these facilities are made available to Allison, Allison has "deemed it necessary to overhaul and repair some products in Indianapolis for the purpose of maturing the product sooner, reducing direct operating cost to the customer, gaining product knowledge more rapidly, improving engineering awareness, providing improved reliability data and reducing warranty, policy and campaign cost". This agreement limits the number of personnel that are to be employed at the facility. NAC is reimbursed its direct cost for the facilities as well as the labor pool provided. The arrangement is expected to terminate in May 1998. The Company will not be renewing the leases.

      (3) In November 1997, the Company purchased a 15,000 sq. foot facility in Houston Texas. The property includes a two bay test cell that the Company is in the process of outfitting with the appropriate test equipment. The facility will support the Company's capabilities in the industrial engine market. The Company is presently using the facility to support staff in Houston who provide field and overhaul services to gas turbine users for engines manufactured by Allison Engine Co. and other original equipment manufacturers.

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

      In March 1998, the Company's NAC subsidiary, along with a number of other entities, was served with complaints asserting wrongful death claims deriving from the crash of a Nomad 24 type aircraft on February 12, 1996 in Port-au-Prince, Haiti. NAC was named as a defendant along with seven other companies. The lawsuits assert claims for unspecified damages based on, as they pertain to NAC, its alleged negligence, breach of implied warranty and failure to warn in connection with an aircraft which NAC allegedly serviced, repaired or maintained. The Company's insurance underwriter is coordinating the response to these claims.

      In December 1997, NAC was added as a defendant to an amended complaint filed in Superior Court Los Angeles County, California by plaintiffs H.S. Hubschrauberservice et. al. wherein they assert claims based upon fraud and breach of express and implied warranty against non-NAC defendants deriving from the sale of an allegedly defective helicopter. Plaintiffs have asserted that NAC is liable as a successor in interest to California Airmotive Group and other non-NAC corporate defendants. NAC has filed an answer denying the allegations of the amended complaint applicable to NAC.

      In 1995 and early 1996, the Office of Special Investigations ("OSI") of the U.S. Air Force conducted an investigation concerning NAC's use of new government surplus parts in repairing aircraft engines pursuant to FMS contracts with the Air Force from 1987 through 1995. OSI investigated whether NAC used new government surplus parts with knowledge that doing so was in violation of the FMS contracts. Such a knowing and intentional violation of a government contract could create a criminal or civil liability. The Company does not believe that any Company employee knowingly violated the FMS contracts, and the Company believes that the U.S. Air Force knew of NAC's utilization of new surplus parts and in some cases requested that the Company use certain new government surplus parts under the FMS contracts. Although NAC has been informed that the government has determined not to pursue this matter criminally, it is not clear whether or to what extent the government will pursue a civil complaint. The U.S. Air Force also may claim a breach of contract if new government surplus parts were used in violation of the FMS contracts, even if it was not a knowing violation. It is unclear what, if any, damages would be awarded for such a breach.

      In November 1994, NAC made a formal voluntary disclosure to the DOD Inspector General concerning apparent product substitution by employees of Heli-Dyne prior to the Company's acquisition of the assets of Heli-Dyne in April 1994. NAC was accepted into the voluntary disclosure program and in early 1995 executed a written agreement with the DOD Inspector General and the Department of Justice ("DOJ"). In August 1995, NAC submitted a written report to the DOD Inspector General concerning the relevant facts and detailing the corrective actions taken. On behalf of the DOD Inspector General, the Defense Contract Audit Agency and the Army Criminal Investigative Division conducted audit and verification investigations concerning the Company's written report. NAC believes that the results of such investigations were forwarded to the civil division of the DOJ for a determination of whether NAC bears any financial responsibility for damages caused by Heli-Dyne.

      The Company is also involved in various matters relating to compliance with DOD regulations governing services performed for U.S. military aircraft and environmental regulations. See also Item 1, "Business-Environmental Matters and Proceedings."

      In 1997, a former director and officer of the Company initiated litigation in the Alameda County Superior Court, California, against the Company, NAC, Aaron P. Hollander, Michael C. Culver, First Equity Development Inc. ("First Equity") and First Equity Group Inc. This litigation alleges wrongful termination, breach of contract, and various acts of fraud, deceit and misrepresentation and seeks various damages, as well as common shares of the Company. This litigation relates to the termination of the employment of the plaintiff by the Company, NAC and First Equity, compensation matters relating to employment of plaintiff and the claim by plaintiff of entitlement to a portion of the outstanding shares of the Company.

      The Company is involved in certain claims and lawsuits relating to personnel matters which are incidental to its operations.

      The Company is vigorously contesting each of the claims mentioned. Management does not believe that the ultimate resolution of any of such claims will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

      Market Information. The Company's common stock trades on The NASDAQ Stock Market under the symbol FAVS. The table below sets forth the quarterly high and low sales prices for the Company's common stock as reported on the NASDAQ Composite Tape since March 5, 1997, the date public trading commenced.

                                     High          Low
                                     ----          ---
                First Quarter        11 3/4        8
                Second Quarter       11 1/8        8 1/4
                Third Quarter        11            7 5/8
                Fourth Quarter       8 3/4         5 7/8


      Holders. As of April 24, 1998, there were approximately eighteen holders of record of the Company's common stock.

      Dividends. The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansions, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any current or future debt obligations, as well as other factors that the Board of Directors deems relevant. API's and NAC's credit facilities prohibit the payment of cash dividends except with the applicable lender's consent.

Item 6.  Selected Financial Data

      The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.


                                                                                                     Predecessor (2)
                                                                                     Twelve     -------------------------
                                                           Fiscal Year  Fiscal Year  Months     Fiscal Year   Fiscal Year
(All  amounts in  thousands,  except per share amounts)      Ended        Ended       Ended        Ended         Ended
                                                           January 31,  January 31, January 31,   March 31,     April 1,
                                                            1998 (1)       1997      1996 (2)       1995          1994
                                                           ----------   ---------    --------     --------      --------
Statement of Operations Data:
  Net sales                                                $ 153,642    $ 104,236    $  92,857    $  83,091    $  92,513
  Cost of sales                                              130,433       89,426       81,199       72,796       79,315
                                                           ---------    ---------    ---------    ---------    ---------
  Gross profit                                                23,209       14,810       11,658       10,295       13,198
  Selling, general and administrative expenses                14,827        9,881        8,578        9,362        8,536
                                                           ---------    ---------    ---------    ---------    ---------
  Income from operations                                       8,382        4,929        3,080          933        4,662
  Interest expense                                             1,842        3,470        3,249        1,807        1,076
  Interest Income                                               (357)          --           --           --           --
  Other expense                                                   38           --          801        1,302          519
                                                           ---------    ---------    ---------    ---------    ---------
  Income (loss) before taxes and extraordinary items           6,859        1,459         (970)      (2,176)       3,067
  Income tax expense (benefit)                                 1,500           --           90         (885)       1,046
                                                           ---------    ---------    ---------    ---------    ---------
  Income (loss) before extraordinary item                      5,359        1,459       (1,060)      (1,291)       2,021
  Extraordinary item (3)                                        (108)        (864)          --           --           --
                                                           ---------    ---------    ---------    ---------    ---------
  Net income (loss)                                        $   5,251    $     595    $  (1,060)   $  (1,291)   $   2,021
                                                           =========    =========    =========    =========    =========

Dividends on preferred stock (4)                                  11          132
                                                           ---------    ---------
Net income available to common stockholders                $   5,240    $     463
                                                           =========    =========

Net income (loss) per common share:
  Basic net income per common share before
   extraordinary item                                      $    0.63    $    0.37
  Extraordinary item                                           (0.01)       (0.24)
                                                           ---------    ---------
  Basic net income per common share                        $    0.62    $    0.13
                                                           =========    =========

Weighted average shares outstanding                            8,432        3,557

  Net income (loss) per common
   share - assuming dilution - before extraordinary item   $    0.61    $    0.26
  Extraordinary item                                           (0.01)       (0.17)
                                                           ---------    ---------
Adjusted net income per common
   share - assuming dilution                               $    0.60    $    0.09
                                                           =========    =========
Weighted average shares
   outstanding and assumed
   conversions                                                 8,698        5,194


Balance Sheet Data:
  Working capital                                          $  53,735    $  37,487    $  31,413    $  35,560    $  30,379
  Total assets                                                82,523       62,372       60,384       64,074       65,059
  Current portion of long-term
    debt                                                          --        1,100        1,970          379          289
  Long-term debt, less current
    portion                                                   13,866       32,794       27,005       18,660       10,963
  Other long-term liabilities                                  1,041        2,119        3,601        2,168        2,243
  Series A Preferred Stock                                        --        1,650        1,650           --           --
  Total stockholders' equity                               $  45,957    $   6,281    $   4,186    $  35,024    $  36,315

Notes to Selected Financial Data

(1) The financial information for the year ended January 31, 1998 includes the results of API, which was acquired on March 5, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations".

(2) The historical data of NAC and the Company are not comparable in all respects. The financial information presented for the twelve months ended January 31, 1996 includes four months during which NAC was owned by its former shareholder (the "Predecessor"). This information also includes the eight months during which NAC was owned by the Company. The results of operations for this period are as follows:


                                    Predecessor     First Aviation     Twelve-months
                                      2/1/95 -         6/1/95 -           Ended
                                      5/31/95          1/31/96       January 31, 1996
                                  ----------------  ---------------- ----------------
Net sales                             $ 24,338          $ 68,519         $ 92,857
Cost of sales                           23,809            57,390           81,199
                                  ----------------  ---------------- ----------------
Gross profit                               529            11,129           11,658
Selling general and
  administrative expenses                3,229             5,349            8,578
                                  ----------------  ---------------- ----------------
Income (loss) from operations           (2,700)            5,780            3,080
Interest expense                           644             2,605            3,249
Other expense                              801                --              801
                                  ----------------  ---------------- ----------------
Income (loss) before tax and
  extraordinary item                    (4,145)            3,175             (970)
Income tax expense (benefit)            (1,210)            1,300               90
                                  ================  ================ ================
Net income (loss)                     $ (2,935)         $  1,875         $ (1,060)
                                  ================  ================ ================

      Due to the change in ownership and equity structure, income (loss) per share data for these periods cannot be presented meaningfully.

(3) Represents extraordinary charges of $108, or $0.01 per share, for prepayment penalties for the year ended January 31, 1998, and $864, or $0.24 per share, for the write-off of prepaid financing costs and early extinguishment charges for the year ended January 31, 1997, both in connection with early extinguishments of debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

(4) The calculation of net income per common share requires the deduction from net income of undeclared preferred stock dividends. Accumulated but undeclared preferred stock dividends were $132 for the fiscal year ended January 31, 1997. Net income per common share for all periods, except as shown, cannot be presented meaningfully due to the change in ownership and equity structure.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and selected financial data of the Company included elsewhere in this Annual Report on Form 10-K.

General

      On March 5, 1997, the Company completed an initial public offering of 3,900,000 shares of common stock, $0.01 par value per share (the "Offering"). The Company received net proceeds of approximately $34.5 million after deducting expenses of approximately $4.5 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, a paydown of the Company's credit facility (for a total debt reduction of $22.6 million), payment of accrued dividends on preferred stock ($0.2 million), and the acquisition of API for $10.6 million.

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

      With the closing of the offering, the Company completed the acquisition of API. The adjusted purchase price for API was $10.6 million in cash, including expenses of approximately $0.5 million which were incurred in connection with the acquisition. The acquisition was accounted for under the purchase method of accounting as of the closing date. The purchase price, including acquisition costs, was allocated to the assets and liabilities of API based upon their relative fair values. The excess of purchase price paid over the value of the net assets acquired was included in goodwill in the accompanying consolidated balance sheets. The consolidated financial statements of the Company since March 5, 1997 reflect the impact of the results of operations of API as well as the purchase price allocation.

      In conjunction with the acquisition, AMR Combs purchased 10,407 shares of API Combs Series A Cumulative Convertible Preferred Stock, $0.001 par value, at a price of $100 per share. Total proceeds to the Company were $1,041,000. This transaction is accounted for as a minority interest in the consolidated balance sheets. Dividends of $4.00 per share are payable quarterly on the preferred stock. Dividends of $38,000 accrued during the year ended January 31, 1998, and have been reflected in minority interest in equity of its subsidiary in the consolidated statements of operations.

      Net sales consist of revenues derived from the overhaul and repair of aircraft engines, engine components and industrial turbines as well as the sales of parts and components. Net sales are generally recorded when repaired or overhauled engines and components are completed, tested and shipped. Net sales of spare parts and components are recorded when parts are shipped. In the fiscal years ended January 31, 1998 and 1997, and the twelve months ended January 31, 1996, revenues from the servicing, repair and overhaul of gas turbine engines and original aircraft components accounted for approximately 59.8%, 81.8% and 75.3% of net sales, respectively, with revenue from the sale of spare parts and components accounting for the remaining 40.2%, 18.2% and 24.7%, respectively of net sales. The decrease in the percentage of revenues from servicing, repair and overhaul, and the increase in percentage of revenues from the sale of spare parts and components in the year ended January 31, 1998 is due to the acquisition of API, which sells principally parts and components, and internal growth at NAC.

      On April 6, 1998 the Company announced that it had initiated a plan to streamline operations at NAC, and took pre-tax restructuring charges of approximately $1.7 million and other non-recurring charges of $1 million in the first quarter. The economic impact of the restructuring is expected to positively affect results beginning in the third quarter. The Company expects that annual savings from the plan will approximate $3.4 million on a pretax basis.

      The plan to streamline NAC's operations includes the consolidation of the Light Turbine business unit at the Long Beach, California facility as well as a reduction in force of approximately 80 positions at its Oakland facility.

      The Light Turbine business unit currently performs repair and overhaul work of the Allison 250 engines at both the Oakland and Long Beach facilities. Pratt & Whitney Canada PT6 gas turbines and Bell Helicopter rotating components are serviced at the Long Beach facility. Consolidating the two operations is expected to bring increased efficiency and focus, as well as improved customer service.

      The reduction in force at Oakland is a result of softness in the Large Flight Engine business unit, and the consolidation of the Light Turbine operations. The Large Flight Engine business unit's Allison T-56 repair and overhaul business has slowed due to the deteriorating financial situation in Asia and a postponement of inputs from customers primarily located in Middle Eastern countries.

      The Company's fiscal year ends January 31. Prior to their acquisitions, NAC's fiscal year ended on the Saturday closest to March 31, and API's fiscal year ended on December 31.

Results of Operations

      The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent. The results of API are included in the financial information for the fiscal year ended January 31, 1998 which is presented and discussed below.

                                    Fiscal Year         Twelve-months         Twelve-months
                                       Ended               Ended                  Ended
                                  January 31, 1998     January 31, 1997     January 31, 1996
                                  ----------------     ----------------     ----------------
Net sales                               100.0%             100.0%                100.0%
Cost of sales                            84.9               85.8                  87.4
                                  ----------------     ----------------     ----------------
Gross profit                             15.1               14.2                  12.6
Selling general and
  administrative expenses                 9.7                9.5                   9.2
                                  ----------------     ----------------     ----------------
Income from operations                    5.4                4.7                   3.4
Interest expense                          1.2                3.3                   3.5
Interest income                          (0.2)                --                    --
Other income (expense)                     --                 --                  (0.9)
                                  ----------------     ----------------     ----------------
Income (loss) before tax and
  extraordinary item                      4.4                1.4                  (1.0)
Income tax expense                        1.0                 --                   0.1
                                  ================     ================     ================
Net income (loss) before
  extraordinary item                      3.4%               1.4%                 (1.1)%
                                  ================     ================     ================

Fiscal year ended January 31, 1998 compared to fiscal year ended January 31,
1997

      Net sales for the fiscal year ended January 31, 1998 increased $49.4 million, or 47.4%, to $153.6 million from $104.2 million during the fiscal year ended January 31, 1997. The growth in net sales was due to the acquisition of API and a 5.2% increase in net sales at NAC. The increase in net sales at NAC was due to a 4.2% increase in sales from the performance of engine repair and overhauls, and a 9.8% increase in parts sales. During the fourth quarter of fiscal 1998, the Company was adversely impacted by the financial downturn that affected several countries in Asia and the Pacific Rim. As a result of economic conditions in these countries, especially Thailand, Malaysia, and Japan, the Company has experienced a reduction in the level of anticipated inputs for engine overhauls and sales of parts and components. It is management's opinion that the situation will continue for the foreseeable future.

      Cost of sales increased $41.0 million, or 45.9%, to $130.4 million from $89.4 million during the year ended January 31, 1988. The increase in cost of sales was due principally to the acquisition of API, and the increase in sales at NAC.

      Total gross profit increased to 15.1% of net sales, compared to 14.2% for the last fiscal year. A significant portion of the increase is due to the acquisition of API. API is a distribution business and, as is typical in such businesses, incurs less direct labor costs than a company such as NAC that performs engine repair and overhaul services, which require a substantial amount of direct labor cost. Consequently, gross profits at API are higher than those at NAC, and the addition of API gross profits increased the Company's overall gross profit percentage.

      Selling, general and administration expenses increased $4.9 million, or 50.1%. This was due to the inclusion of API, offset by a reduction in expense at NAC during the fiscal year ended January 31, 1998 compared to the prior fiscal year. NAC's results for the fiscal year ended January 31, 1997 were negatively impacted by a non-cash charge of $1.5 million for compensatory stock options and a $0.2 million charge for bonus. These charges were not incurred during the fiscal year ended January 31, 1998.

      Interest expense decreased from the prior fiscal year by $1.6 million or 46.9%. The decrease was due principally to the $22.6 million reduction in outstanding debt that was paid down from the proceeds of the Offering.

      Interest income increased $0.4 million from the prior fiscal year as interest was received from one of the Company's customers.

      During the fiscal year ended January 31, 1998, the Company incurred an extraordinary charge, net of associated income tax benefits, of $0.1 million for prepayment penalties associated with the early extinguishment of debt. This compares to a net extraordinary charge of $0.9 million in the fiscal year ending January 31, 1997 which also was due to an early extinguishment of debt.

      Income taxes for the year ended January 31, 1998 increased $1.5 million. The increase reflects the profitability of the Company offset by a reduction in the valuation allowance.

      Net income increased $4.7 million to $5.3 million for the fiscal year ended January 31, 1998, compared to net income of $0.6 million for the fiscal year ended January 31, 1997.

Fiscal year ended January 31, 1997 compared to the twelve months ended January 31, 1996

      The twelve months ended January 31, 1996 is comprised of three separate periods of time and operation. The initial two months of the period, February and March of 1995, also are reported as part of the fiscal year ended March 31, 1995. During these two months, NAC incurred after tax losses of $1.9 million. April and May of 1995 represent the two months immediately preceding the acquisition of NAC by the Company. The Predecessor incurred after tax losses of $1.0 million during this two month period. The Company acquired NAC on June 1, 1995 and installed new senior management during the last eight months of this period. During this period, the Company generated net income of $1.9 million.

      Net sales for the fiscal year ended January 31, 1997 increased $11.3 million, or 12.2%, to $104.2 million from $92.9 million during the twelve months ended January 31, 1996. The growth in net sales was due primarily to the $15.3 million, or 22%, increase in revenue from repair and overhauls. This increase was offset in part by a $3.9 million, or 17%, decrease in the level of parts sold directly to customers due primarily to larger than normal parts orders from two customers in the twelve months ended January 31, 1996.

      Cost of sales increased $8.2 million during the fiscal year ended January 31, 1997 due to the increase in sales during that period. As a percentage of net sales, cost of sales decreased 1.6% to 85.8% during the fiscal year ended January 31, 1997 from 87.4% during the twelve months ended January 31, 1996. This decrease was due primarily to charges of $1.0 million for inventory obsolescence and $0.9 million for warranty and other accruals that were incurred during the twelve months ended January 31, 1996.

      The Company's total gross profit increased $3.2 million, or 27.4%, to $14.8 million for the fiscal year ended January 31, 1997. As a percentage of net sales, total gross profit increased 1.6% from 12.6% to 14.2% for the fiscal year ended January 31, 1997. The profit margins, before other costs of goods sold, from engine repair and overhaul services increased from 14.7% to 16.9% for the fiscal year ended January 31, 1997, while profit margins on part sales declined from 16.1% to 12.2%.

      For parts ordered after September 1994, Allison reduced the Company's discount from list price on over-the-counter parts sales by 60% for the T56/501 product line. For parts embodied in overhauls, Allison reduced the discount from list price by 20% for the T56/501 engine, and by 20% for the 250 engine. The decrease in profit margins on over-the-counter parts sales for the fiscal year ended January 31, 1997 was largely the result of the change in Allison's arrangements with its AMC's. Profit margins for the fiscal year ended January 31,1997 reflect the full implementation of changes in Allison's arrangements with its AMCs. Due to increased levels of productivity, profit margins for engine repair and overhaul services increased during the fiscal year ended January 31, 1997 despite the adverse effect of the change in Allison's parts discounts.

      The Company's total gross profit margins for the fiscal year ended January 31, 1997 reflect a reduction of $0.4 million of other cost of goods sold compared to the twelve months ended January 31, 1996, primarily due to a $1.0 million inventory obsolescence charge and other related expenses incurred during the twelve months ended January 31, 1996. During the fiscal year ended January 31, 1997 unfavorable production variances of $0.6 million were attributed primarily to increased levels of training costs associated with the increase in the direct labor force.

      Selling, general and administrative expenses for the fiscal year ended January 31, 1997 increased by $1.3 million, or 15.1%, to $9.9 million from $8.6 million for the twelve months ended January 31, 1996. The increase is due primarily to the $1.5 million non-cash charge for compensatory stock options and a $0.2 million charge for bonus. This was offset in part by a charge of $0.2 million incurred during the twelve months ended January 31, 1996 for a lump sum settlement to eliminate longevity pay to certain personnel.

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

      During the fiscal year ended January 31, 1997 the Company incurred an extraordinary charge, net of associated income tax benefit, of $0.9 million due to the early extinguishment of debt.

      Net income increased by $1.7 million to $0.6 million for the fiscal year ended January 31, 1997, compared to a loss of $1.1 million for the twelve months ended January 31, 1996.

Liquidity and Capital Resources

      The Company utilized the net proceeds from the Offering to complete the acquisition of API for $10.6 million in cash, to pay down $22.6 million of the credit facility and term loans of NAC, and for general working capital needs. The Company also retired the $1.8 million 15% subordinated note due to Canpartners Investments IV, LLC ("Canpartners"), and paid $231,000 of accumulated and unpaid dividends on the Company's Series A Preferred Stock. The preferred was converted into common stock as part of the Offering. In connection with the retirement of the subordinated note, the Company recorded an extraordinary after tax charge of $108,000 for prepayment penalties.

      First Aviation's aggregate capital expenditures for the fiscal years ended January 31, 1998 and 1997, and the ten months ended January 31, 1996 were $2.4 million, $1.0 million, $1.1 million, respectively, exclusive of acquisition costs of API. Management anticipates that capital expenditures for fiscal 1999 will aggregate approximately $4.2 million, exclusive of any costs of acquisitions. These expenditures will be used to fund the purchases of tooling, test equipment, and data processing equipment, the construction of a test cell and the expansion and modernizations of the Company's distribution and logistics capabilities. Management expects to fund these capital expenditures from cash flows from operations and from borrowings.

      The Company's cash flows (deficit) from operations for the fiscal years ended January 31, 1998 and 1997, and the ten months ended January 31, 1996 was $(2.2) million, $(3.7) million, and $2.2 million, respectively. Cash used for investing during these same periods, including acquisitions, was $13.0 million, $1.3 million, and $13.9 million, respectively, while cash generated by financing activities was $15.4 million, $5.0 million, and $11.6 million, respectively.

      In June 1996, NAC entered into a $40.0 million credit agreement. Borrowings under this credit facility were used to retire the outstanding debt under NAC's then-existing $30.0 million revolving credit line and term loan. Additionally, the new facility provided funds needed to finance the Company's expansion plans by enabling the Company to acquire an adequate supply of inventory, and to finance receivables. In connection with the refinancing, the Company recorded an extraordinary after tax charge of $864,000 for prepayment penalties and the write-off of the unamortized balance of loan fees.

      Advances under the revolving portion of the credit facility bear interest at LIBOR plus 3.0%. The revolving portion of the credit facility also allows for the issuance of letters of credit up to an aggregate of $2.5 million. At January 31, 1998, borrowings under the revolving portion of the credit facility amounted to $13.9 million and carried an interest rate of 8.15%. The original term of the credit facility is through May 15, 1999. A termination of the facility prior to that date requires the payment of a prepayment penalty of $400,000. Thereafter the agreement automatically renews for additional one-year periods.

      The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, limitations on capital expenditures, and payment of management fees. The credit agreement also requires NAC to maintain minimum levels of net worth, specified interest expense coverage ratios and minimum backlog levels, and currently restricts the payment of dividends from NAC to the Company without the lender's consent. Substantially all of NAC's assets are pledged as collateral under the revolving line of credit.

      In connection with the API acquisition, First Aviation, API Combs and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, AMR Combs agreed that it would not sell its shares of the Preferred Stock or the shares of API Combs common stock into which such Preferred shares are convertible (collectively the "API Acquisition Shares") for a minimum period of three years. API Combs has the right to redeem the API Acquisition Shares at any time. AMR Combs has the right to cause the Company to repurchase the API Acquisition Shares commencing three years after the closing of the API acquisition. The redemption price is equal to the fair market value of the API Acquisition Shares as determined by an independent appraisal. The Stockholders agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the API Acquisition Shares; (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API Combs to a third party; (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API Combs to a third party; and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the API Acquisition Shares. The demand registration rights are not exercisable until three years after the closing of the API acquisition, and, if API Combs has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API Combs may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the API Acquisition Shares. The Company has no plans to cause API Combs to conduct a public offering of its securities.

      On April 23, 1998, API entered into a one year $10 million revolving credit facility with Fleet National Bank. Advances under the credit facility bear interest, at the Company's option, at (i) a variable rate per annum equal to the prime rate, or (ii) a variable rate equal to the cost of funds rate plus 1.5% or (iii) at a fixed rate equal to the LIBOR rate plus 1.5%. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and currently restricts the payment of dividends. Substantially all of API's accounts receivable, inventory and equipment are pledged as collateral under the revolving credit facility.

      The Company believes that its cash flow from operations, combined with borrowings available under its existing and new lines of credit, will be sufficient to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures, preferred dividend requirements and working capital needs through the end of the fiscal year ending January 31, 1999. The Company currently is in compliance with all of its debt covenants.

      Year 2000. The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations and or system failures. Management estimates that the cost to the Company of addressing the potential problems is approximately $400,000, and it is not expected to have a material adverse effect on the Company's overall financial position. The majority of this charge is expected to be incurred, and will adversely affect the results of operations and cash flow during this the fiscal year ended January 31, 1999. Moreover, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

      The executive officers and directors of the Company are as follows:

Name                    Age            Positions
----                    ---            ---------

Aaron P. Hollander      41    Chairman of the Board

Michael C. Culver       47    President, Chief Executive Officer and Director

John A. Marsalisi       42    Chief Financial Officer, Secretary and Director

Gerald Schlesinger      53    Senior Vice President

Joshua S. Friedman      42    Director

Robert L. Kirk          68    Director

Charles Ryan            47    Director

      Aaron P. Hollander has served as Chairman of the Company since March 1995. Mr. Hollander became a director of NAC in June 1995. In 1985, Mr. Hollander co-founded First Equity Development Inc. ("First Equity"), an aerospace investment and advisory firm, and has served as Co-Managing Director since that time.

      Michael C. Culver has served as a Director and Chief Executive Officer of the Company since March 1995. Mr. Culver became a director of NAC in June 1995 and Chairman in August 1996. In 1985, Mr. Culver co-founded First Equity, along with Mr. Hollander, and has served as Co-Managing Director since that time.

      John A. Marsalisi has served as a Director and Chief Financial Officer and Secretary of the Company since March 1995. He has been an officer of First Equity since 1996. From 1991 to May 1996, Mr. Marsalisi was Director of Taxes for Omega Engineering. Prior to joining Omega Engineering, Mr. Marsalisi was Director of Taxes for the Entrepreneurial Services Group of Ernst & Young's Stamford, Connecticut office. Mr. Marsalisi is a Certified Public Accountant.

      Gerald Schlesinger became Senior Vice President upon his employment by the Company in June 1997. From 1993 to 1997, Mr. Schlesinger was affiliated with the SK Group and served as its Managing Principal. The SK Group provides consulting and management advisory services to its clients. Prior to 1993, Mr. Schlesinger served as Executive Vice-President, CFO and CIO for Butler Aviation.

      Joshua S. Friedman became a Director in March 1997. Mr. Friedman has been an executive officer of Canyon Capital Management L.P. and various related or predecessor entities ("Canyon Capital") since their inception in 1990. Canyon Capital is a merchant banking and money management firm which Mr. Friedman co-founded and which is an affiliate of Canpartners, a former subordinated creditor and warrant holder of the Company. From 1984 to 1990, Mr. Friedman was an Executive Vice President and Co-Director of Capital Markets of Drexel Burnham Lambert Incorporated. Mr. Friedman currently serves as a member of the Board of Directors of Signature Resorts, Inc., a publicly traded developer and operator of timeshare resorts, and several privately held companies and charitable organizations.

      Robert L. Kirk became a Director in March 1997. Since 1992, Mr. Kirk has been the Chairman of British Aerospace Holdings, Inc., an international aerospace corporation. Mr. Kirk served as Chairman and Chief Executive Officer of CSX Transportation, Inc., the railroad subsidiary of CSX Corporation, from 1990 to 1992, and was Chairman and Chief Executive Officer of Allied-Signal Aerospace Co. from 1986 to 1989. Mr. Kirk is a director of United Defense L.P., a defense contractor, and Harsco Corporation, a diversified industrial company.

      Charles B. Ryan became a Director in March 1997. Since 1982, Mr. Ryan has been the President and Chief Operating Officer of Nordam Group Inc., a manufacturer and overhaul agency of airframes, nacelles and thrust reversers. Mr. Ryan has been associated with Nordam Group Inc. since 1976.

Board Committees

      The Board of Directors has established an Audit Committee, a Compensation Committee and an Executive Committee. The Audit Committee is composed of Messrs. Hollander and Ryan. The Audit Committee reviews the Company's annual audit results and meets with the Company's independent auditors to review the Company's internal controls and financial management practices. The Compensation Committee is composed of Messrs. Hollander and Kirk. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to compensation of the Company's officers, including bonuses. The Company's Executive Committee is composed of Messrs. Culver and Hollander. The Executive Committee has and may exercise all of the powers and authority of the Board of Directors in the management of the business affairs of the Company except that it does not have the power and authority to: (i) amend the Certificate of Incorporation or Bylaws of the Company; (ii) adopt an agreement of merger or consolidation or to recommend to stockholders the sale, lease or exchange of all or substantially all of the Company's property and assets; (iii) recommend to stockholders a dissolution of the Company or a revocation of the dissolution; or (iv) declare a dividend or authorize the issuance of stock of the Company unless expressly authorized by a resolution of the Board of Directors.

Item 11.  Executive Compensation

                           Summary Compensation Table

      The following table sets forth certain information for the fiscal years ended January 31, 1998 and 1997, and the twelve months ended January 31, 1996, regarding compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and each of the other executive officers of the Company, and one executive of a subsidiary whose compensation exceeded $100,000.

       Name                    Period                      Salary          Bonus          Other         Options
-----------------------   -----------------------      --------------   ------------   ------------   ------------
Michael C. Culver          FYE 1/31/98                 $180,000
Chief Executive Officer    FYE 1/31/97                   23,000
                           12-months ended 1/31/96          N/A (1)

John F. Risko (3)          FYE 1/31/98                 $ 78,886                        $108,604
                           FYE 1/31/97                  187,887(2)
                           12-months ended 1/31/96          N/A(1)

                           FYE 1/31/98                 $155,000
John A. Marsalisi          FYE 1/31/97                   20,000
Chief Financial Officer    12-months ended 1/31/96          N/A(1)

Gerald E. Schlesinger      FYE 1/31/98                  $99,167         $40,000
Senior Vice President

Rajesh Sharma              FYE 1/31/98                 $170,000
                           FYE 1/31/97                  165,416        $250,000        $  4,655       $1,500,000(4)
                           12-months ended 1/31/96      130,358           8,185          20,670

      (1) The Company was formed in March 1995 to acquire NAC. None of the executive officers of the Company received any employment compensation from the Company or NAC during the twelve months ended January 31, 1996.

      (2) The salary payments to Mr. Risko reduced, dollar for dollar, the amount of the $300,000 annual management fee NAC paid to First Equity for management services. The obligation to pay a management fee to First Equity terminated upon consummation of the Offering.

      (3) Mr. Risko's employment by the Company was terminated on June 9, 1997, and he resigned as a director on June 24, 1997.

      (4) The Company has granted to Mr. Sharma, the Chief Operating Officer of NAC, options to purchase 150,000 shares of the Company's common stock at an exercise price of $.01 per share. Mr. Sharma elected to exercise 40,000 options on April 13, 1998.

                      Option Grants in the Last Fiscal Year

      The following table sets forth information regarding the stock options that were granted during the last fiscal year to each of the officers named in the Summary Compensation Table.

                      Number of
                      Securities     Percent of Total
                      Underlying     Options Granted
                      Options        to Employees in   Exercise of                     Grant Date
Name                  Granted        Fiscal year       Base Price    Expiration date   Valuation
-----------------     ------------   ---------------   ------------  ---------------   --------------
Michael C. Culver           None          N/A            N/A            N/A              N/A

John E. Risko (1)           None          N/A            N/A            N/A              N/A

John A. Marsalisi         40,000           18%           $10           2007              $10

Jerry Schlesinger         50,000         22.5%           $10           2007              $10

Rajesh Sharma               None          N/A            N/A            N/A              N/A

      (1) Mr. Risko's employment by the Company was terminated on June 9, 1997, and he resigned as a director on June 24, 1997.

       Aggregated Option Exercises in the Fiscal Year and Fiscal Year-End
                                 Option Values

      The following table sets forth the aggregate positions in stock options at January 31, 1998 held by each of the officers named in the Summary Compensation Table.

                    Number of Securities          Value of Unexcercised
                   Underlying Unexercised         In-The-Money Options
                 Options at Fiscal Year End        at Fiscal Year End
      Name        Exercisable/Unexercisable     Excercisable/Unexcercisable
----------------  -------------------------     ---------------------------

Michael C. Culver        None/None                        N/A

John F. Risko (1)        None/None                        N/A

John A. Marsalisi        None/40,000                      N/A

Gerald E. Schlesinger    None/50,000                      N/A

Rajesh Sharma (2)        150,000/None                 $1,012,500

      (1) Mr. Risko's employment by the Company was terminated on June 9, 1997, and he resigned as a director on June 24, 1997.

      (2)   On April 13, 1998, Mr. Sharma elected to exercise 40,000 options.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

      In December 1996, First Aviation entered into employment agreements with Michael C. Culver and John A. Marsalisi. Mr. Culver's and Mr. Marsalisi's employment agreements are each for terms of three years which expire on December 31, 1999, and provide for an annual base salary of $180,000 and $155,000, respectively. In July 1997, First Aviation entered into a three-year employment agreement with Gerald E. Schlesinger. The agreement provides for a base salary of $170,000 subject to adjustment at the discretion of the Board of Directors. Each of the employment agreements provides for: (i) benefits which are also generally available to other employees of First Aviation in similar employment positions; (ii) reimbursement of reasonable business related expenses; (iii) three weeks paid vacation a year; and (iv) a severance payment, upon termination without cause or for death or disability, equal to six months base salary. Each of the agreements may be terminated by First Aviation without cause at any time upon 30 days notice or by the executive for any reason upon 30 days notice.

      Mr. Culver, Mr. Marsalisi and Mr. Schlesinger each have, as part of their respective employment agreements, agreed not to compete with First Aviation for a period of six months following the end of his employment by First Aviation and not to solicit employees or customers of First Aviation for a period of six months following the end of his employment with First Aviation.

      First Aviation also entered into an employment agreement with John Risko in December 1996 on substantially the same terms as those described for Mr. Culver. Mr. Risko's employment by the Company was terminated on June 9, 1997, and he resigned as a director on June 24, 1997.

      NAC has entered into a Post-Employment Consulting Agreement with Mr. Sharma. The agreement requires Mr. Sharma to provide specified consulting services to NAC following a termination of Mr. Sharma's employment by (i) NAC without "Cause" or (ii) by Mr. Sharma for "Good Reason" (either, a "Qualifying Termination") as these terms are defined. "Cause" is defined to include misappropriation of funds, acts of fraud or gross misconduct, conviction of a felony, disclosure of confidential information, misappropriation of business opportunities and competitive behavior against NAC. "Good Reason" is defined as a reduction in Mr. Sharma's base salary or benefits other than in connection with an across-the-board reduction in salaries and/or benefits for similarly situated employees of the Company, or pursuant to the Company's standard retirement policies. The agreement provides that following a Qualifying Termination, Mr. Sharma shall thereafter provide consulting services to NAC for 12 months, or if sooner, until such date as Mr. Sharma is entitled to receive full retirement benefits under NAC's applicable retirement plans. In exchange for his services, Mr. Sharma is entitled to receive a fee, payable in equal monthly installments, equivalent to his annual base salary in effect prior to the Qualifying Termination. The agreement also obligates NAC to continue medical, dental, vision and life insurance for Mr. Sharma to the extent such were provided to him prior to his termination of employment. Mr. Sharma is obligated to pay 50% of NAC's cost for all such insurance. If Mr. Sharma enters into new employment during the consulting period, the agreement provides that the consulting fee and benefits otherwise payable to Mr. Sharma shall be reduced or terminated by specified amounts depending upon the terms and conditions of his new employment.

Compensation Committee Interlocks and Insider Participation

      No member of the Compensation Committee is or has been an employee of the Company.

Director Compensation

      Each of the Company's non-employee directors is entitled to receive an annual fee of $20,000. The fees are payable quarterly in cash or stock. No director of the Company receives any fees for attendance at meetings of the Board of Directors or committees thereof, although members of the Board do receive reimbursement for actual expenses of such attendance. Messrs. Hollander, Kirk and Ryan have directed that their directors' fees are to be paid in stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of April 24, 1998, (i) by each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (ii) each of the Company's directors, (iii) each of the officers named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable, and are located at 15 Riverside Avenue Westport, Connecticut 06880.

Name and Address                Amount and Nature of
of  Beneficial Owner            Beneficial Ownership           Percent of Class
--------------------            --------------------           ----------------

FAS Inc. ("FAI")(1)                          3,721,665           41.5%
Canpartners Investments IV, LLC(2)           1,293,335           14.4%
   9665 Wilshire Boulevard
   Suite 200
   Beverly Hills, California 90212
The Wynnefield Group(3)
   One Penn Plaza, Suite 4720
   New York, NY 10119                          958,300          10.7%
Wellington Management Company, LLP
   75 State Street
   Boston, MA 02109                            882,000            9.8%
Aaron P. Hollander(1)                        3,743,648           41.7%
Michael C. Culver(1)                         3,743,648           41.7%
John F. Risko(4)                                    --              --
   2461 Roscomare Road
   Los Angeles, CA 90077
John A. Marsalisi                                2,362              --
Gerald E. Schlesinger                               --              --
   Aircraft Parts International
   3778 Distriplex Drive North
   Memphis, TN 38118
Rajesh Sharma(5)                                31,764            0.4%
   National Airmotive Corporation
   7200 Earhart Road
   Oakland, California
Joshua S. Friedman(6)                               --              --
Robert L. Kirk                                   7,433              --
Charles B. Ryan                                 11,983              --
All directors and executive
   officers as a group (9 persons)           3,797,190           42.3%

      (1) Aaron P. Hollander and Michael C. Culver own, in the aggregate, all of the outstanding shares of First Equity Group Inc. First Equity Group Inc. indirectly owns all the outstanding shares of common stock of FAI. In addition to the shares of the Company owned by FAI, 21,983 shares of the Company are owned directly by First Equity Group Inc.
      (2) Canpartners Incorporated is a Managing Member of Canpartners. Mr. Friedman, Mitchell R. Julis and R. Christian B. Evenson are the sole shareholders and directors of Canpartners Incorporated and such individuals may be deemed to share beneficial ownership of the shares shown as owned by Canpartners. Such persons disclaim beneficial ownership of such shares.
      (3) The Wynnefield Group is composed of the Wynnefield Partners Small Cap Value, L.P., Channel Partnership II L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., and the Wynnefield Small Cap Value, L.P. I.
      (4) Mr. Risko's employment by the Company was terminated on June 9, 1997 and he resigned as a Director on June 24, 1997. See "Legal Proceedings" for a description of certain claims by Mr. Risko relating to the ownership of shares of the Company.
      (5)   On April 13, 1998, Mr. Sharma exercised 40,000 stock options.

      (6) Excludes 1,293,335 shares shown as owned by Canpartners. Mr. Friedman is a Vice-President of Canpartners and is a shareholder and director of Canpartners Incorporated, a Managing Member of Canpartners, and as such may be deemed to have voting and investment power over such shares. Mr. Friedman disclaims any beneficial ownership of such shares.

            Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16 (a) of the Exchange Act requires the Company's directors, executive officers and ten percent shareholders to file initial reports of ownership and reports of changes in ownership of the Company's common stock with the Securities and Exchange Commission. Directors, executive officers and ten percent shareholders are required to furnish the Company with copies of all
Section 16 (a) forms that they file. Based upon a review of these filings, the Company notes that Messrs. Hollander, Culver, Marsalisi and Risko inadvertently failed to file their Form 3s on a timely basis upon the consummation of the Offering. Messrs. Hollander, Culver and Marsalisi made their filings on March 7, 1997 and Mr. Risko made his filing on May 10, 1997.

Item 13. Certain Relationships and Related Transactions

      On June 1, 1995, in connection with the Company's acquisition of NAC from Triton Group Ltd., the Company issued 33,000 shares of its Series A Preferred Stock to FAS Inc. ("FAI") for an aggregate price of $1,650,000 and issued 3,556,665 shares of its Common Stock for an aggregate price of $551,000. In connection with the closing of the Offering, the Company's face value $1,650,000 Series A Preferred Stock held by FAI was exchanged for 165,000 shares of common stock.

      On June 1, 1995, NAC entered into the Loan and Security Agreement (the "Loan Agreement") between NAC and Canpartners (as assignee of Canpartners Investments III, L.P.). Mr. Friedman, a director of the Company, is affiliated with Canpartners. See Item 10 "Directors and Executive Officers of Registrant." Pursuant to the Loan Agreement, Canpartners made a $3,000,000 loan (the "Subordinated Debt") to NAC which was subordinated in right of payment to NAC's credit facility. The Subordinated Debt bore interest at the rate of 15% per year, required scheduled prepayments of principal and interest, and initially was due no later than July 5, 1997. On June 13, 1996, in connection with a refinancing of NAC's credit facility, NAC repaid $1,000,000 in principal to Canpartners and made certain modifications to the Loan Agreement, including an extension of the final maturity date of the Subordinated Debt to June 13, 1999. In connection with the execution of the Loan Agreement, NAC and Canpartners entered into a Warrant Agreement (the "Warrant Agreement"), pursuant to which NAC issued warrants to Canpartners to purchase 1,832,225 shares of its Common Stock at an exercise price of $0.0545 per share. In connection with the repayment of $1,000,000 of the Subordinated Debt in June 1996, 538,890 of the warrants held by Canpartners were canceled. Pursuant to the Second Amendment to Warrant Agreement, dated December 20, 1996, the remaining warrants held by Canpartners became exercisable for and were exercised for shares of the Company's common stock at an exercise price of $0.0545 per share upon consummation of the Offering. A portion of the proceeds of the Offering were utilized to retire the remaining debt with Canpartners.

      On September 30, 1996, the Company entered into two agreements with First Equity whereby First Equity was to provide certain investment advisory services in connection with the Offering as well as to provide advice with respect to, and to negotiate for the API acquisition. Upon the closing of the Offering, First Equity was paid a fee of $350,000 for assistance rendered in connection with the Offering, and $250,000 for its services with regard to the API acquisition. First Equity may render other investment advisory services to the Company in the future. If it does, any investment advisory fees paid to it would not exceed customary fees for such services.

      On December 20, 1996, the Company and First Equity entered into an agreement allocating potential investment and acquisition opportunities in the global aircraft engine repair and overhaul market. Pursuant to the agreement, First Equity agreed that commencing with the consummation of the Offering, neither First Equity nor any of its majority-owned subsidiaries will, as a principal, consummate any acquisition of a majority interest in any business that is engaged in the repair and overhaul of military and commercial aircraft engines anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to choose to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the directors of the Company that have no affiliation with First Equity. The agreement will remain in effect for a five-year term, subject to earlier termination in the event First Equity reduces its ownership interest in the Company to less than 10% of the Company's outstanding voting securities. The agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from the repair and overhaul of military and commercial aircraft engines, nor to any advisory services performed by First Equity on behalf of third parties.

      The Company subleases from First Equity approximately 2,000 square feet of office space in Westport, Connecticut. The sublease, which became effective April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Monthly payments under this sublease currently are approximately $5,000.

      The Company believes that the terms of the two advisory services agreements and the sublease agreement between the Company and First Equity are at least as favorable as the terms which would have been obtained by the Company from an unaffiliated third-party.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements and Schedules

       See Index to Consolidated Financial Statements, which appears on Page F-1 hereof

   (2) Financial Statement Schedule II - Valuation and Qualifying Accounts, which appears on Page F-24 hereof.

(b)    Form 8-K
       No reports on Form 8-K were filed by the registrant during the fourth quarter of fiscal 1998.

(c)    Exhibits

Exhibit
Number                                        Description of Exhibit
------                                        ----------------------

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

10.6+  Warrant Agreement, dated June 1, 1995, by and between NAC and Canpartners

10.7+ First Amendment to Warrant Agreement, dated June 13, 1996, by and between NAC and Canpartners

10.8+ Second Amendment to Warrant Agreement, dated December 20, 1996, by and between NAC and Canpartners

10.9+ Asset Purchase Agreement, dated November 25, 1996, by and between AMR Combs and API Combs

10.10+ Authorized Maintenance Center Agreement, effective as of November 14,
       1994, by and between NAC and Allison Engine Company (Model T56/501)

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

10.14+ Stock Option Plan

10.15+ Employee Stock Purchase Plan

10.16+ Lease, dated January 23, 1991, by and between NAC and the City of Oakland (main building lease)

10.17+ First Supplement to lease, dated November 22, 1991, by and between NAC and the City of Oakland (main building lease)

10.18+ Lease, dated January 23, 1991, by and between NAC and the City of Oakland (test cells lease) Energy Resources, as amended

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

10.22+ Investment Advisory Services Agreement Relating to the Offering, dated as of September 30, 1996, by and between First Equity and First Aviation

10.23+ Letter, dated as of December 20, 1996, by and between First Equity and First Aviation regarding pursuit of acquisition opportunities

10.24+ Amended and Restated Registration Rights Agreement, dated as of February
       21, 1996, by and between the Company and FAI

10.25+ Agreement and Plan of Merger, dated as of March 3, 1995, by and among the Company, FE Acquisition Subsidiary, Triton Group Ltd. and NAC

10.26+ Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1,
       1995, by and among the Company, FE Acquisition Subsidiary, Triton Group Ltd.and NAC

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

10.28+ Authorized Maintenance Center Agreement, effective as of December 31,
       1995, by and between NAC and Allison Engine Company (Model 570/571)

10.29+ Registration Rights Agreement, dated as of February 21, 1997, by and between the Company and Canpartners

10.30+ Sublease Agreement, dated as of December 31, 1996, between First Equity and the Company

10.31+ Letter Agreement between FAI and the Company regarding the exchange of Series A Preferred Stock for Common Stock of the Company

10.32f Letter, dated as of November 13, 1997 by and between Allison Engine Co.
       and National Airmotive Corporation regarding the extension of the A250 Authorized Maintenance Agreement until March 31,1998

10.33f Letter, dated as of November 14, 1997 by and between Allison Engine Co.
       and National Airmotive Corporation regarding the extension of the T56/501 Engine Authorized Maintenance Agreement until March 31,1998

10.34 Letter, dated as of March 5, 1998, by and between Allison Engine Co. and National Airmotive Corporation regarding the extension of the A250 Engine Authorized Maintenance Agreement until April 30, 1998

10.35 Letter, dated as of March 13, 1998, by and between Allison Engine Co. and National Airmotive Corporation regarding the extension of the T56/501 Engine Authorized Maintenance Agreement until April 30, 1998

10.36 Letter, dated as of March 19, 1998, by and between National Airmotive Corporation and Allison Engine Corporation wherein National Airmotive elects to extend the Authorized Maintenance Center Agreement, effective November 30, 1994, by and between NAC and Allison Engine Company (Model
      250)

10.37 Letter, dated as of April 22, 1998, by and between National Airmotive Corporation and Allison Engine Corporation wherein National Airmotive elects to extend the Authorized Maintenance Center Agreement, effective November 30, 1994, by and between NAC and Allison Engine Company (Model T56/501)

10.38 Loan and Security Agreement, dated April 23, 1998 by and between API and Fleet National Bank

10.39 Amendment to the First Aviation Services Stock Incentive Plan

21.1+ List of Subsidiaries

23.1  Consent of Ernst & Young LLP, independent auditors

27.1 Financial Data Schedules for the years ended January 31, 1998 and 1997, and the eight months ended January 31, 1996

   + Incorporated by reference and filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 333-18647), as amended.
   f Incorporated by reference and filed as an Exhibit to the Company's Quarterly Report on Form 10Q for the quarter ended October 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 1998.


                                                FIRST AVIATION SERVICES INC.


                                                By:  /s/ John A. Marsalisi
                                                     ---------------------
                                                John A. Marsalisi
                                                Chief Financial Officer

Signature                     Title                               Date
---------                     -----                               ----

/s/ Aaron P. Hollander        Chairman  of the Board              May 1, 1998
----------------------
Aaron P. Hollander


/s/ Michael C. Culver         Chief Executive Officer and         May 1, 1998
---------------------         Director (Principal Executive
Michael C. Culver             Officer)



/s/ John A. Marsalisi         Chief Financial Officer and         May 1, 1998
---------------------         Director (Principal Financial and
John A. Marsalisi             Accounting Officer)


/s/ Joshua S. Friedman        Director                            May 1, 1998
----------------------
Joshua S. Friedman


/s/ Robert L. Kirk            Director                            May 1, 1998
------------------
Robert L. Kirk


/s/ Charles B. Ryan           Director                            May 1, 1998
-------------------
Charles B. Ryan

                          First Aviation Services Inc.

                        Consolidated Financial Statements

                               For the years ended
                           January 31, 1998 and 1997,
                             the eight-month period
                           ended January 31, 1996, and
                     the two-month period ended May 31, 1995


                                    Contents

Report of Independent Auditors...............................................F2

Consolidated Financial Statements

Consolidated Balance Sheets..................................................F3
Consolidated Statements of Operations........................................F4
Consolidated Statements of Stockholders' Equity..............................F5
Consolidated Statements of Cash Flows.....................................F6-F7
Notes to Consolidated Financial Statements...............................F8-F23

Schedule II - Valuation and Qualifying Accounts.............................F24


                                       F1

                         Report of Independent Auditors

The Board of Directors and Stockholders
First Aviation Services Inc.

We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 1998 and 1997, and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 1998 and 1997, the eight-month period ended January 31, 1996 and the two-month period ended May 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. as of January 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended January 31, 1998 and 1997, the eight-month period ended January 31, 1996 and the two-month period ended May 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                          /s/  Ernst & Young LLP

Stamford, Connecticut
March 15, 1998,
except for Note 13, as to which the date is April 23, 1998


                                       F2

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                              January 31,
                                                                            1998      1997
                                                                            --------------
Assets
Current assets:
     Cash and cash equivalents                                           $   237   $    --
     Trade receivables, net of allowance for doubtful accounts of $346
       and $278 at January 31, 1998 and 1997                              27,841    19,931
     Inventories, net                                                     43,311    36,323
     Deferred income taxes                                                 2,381     1,036
     Prepaid expenses and other                                            1,624     1,375
                                                                         -------   -------

Total current assets                                                      75,394    58,665

Plant and equipment, net                                                   5,027     2,793
Goodwill, net                                                              1,873        --
Other assets                                                                 229       914
                                                                         -------   -------
                                                                         $82,523   $62,372
                                                                         =======   =======
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                    $14,106   $15,104
     Accrued compensation and related expenses                             2,146     2,006
     Other accrued liabilities                                             2,631     2,968
     Income taxes payable                                                  2,776        --
     Current portion of long-term debt                                        --     1,100
                                                                         -------   -------
Total current liabilities                                                 21,659    21,178

Long-term debt, less current portion                                      13,866    32,794
Minority interest                                                          1,041        --
Other non-current liabilities                                                 --     2,119
                                                                         -------   -------

Total liabilities                                                         36,566    56,091

Stockholders' equity:
     Preferred stock, $0.01 par value, 5,000,000 shares authorized,
        33,000 shares issued and outstanding at January 31, 1997              --     1,650
     Common stock, $0.01 par value, 25,000,000 shares authorized,
        8,928,925 and 3,556,665  shares issued and outstanding                89        36
     Additional paid-in capital                                           38,378     2,125
     Retained earnings                                                     7,490     2,470
                                                                         -------   -------
Total stockholders' equity                                                45,957     6,281
                                                                         -------   -------


                                                                         $82,523   $62,372
                                                                         =======   =======
See accompanying notes


                                       F3

                          First Aviation Services Inc.
                                        `
                      Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                                                                        Predecessor
                                                                                                        -----------
                                                                                        Eight-month     Two-month
                                                            Year ended    Year ended    period ended   period ended
                                                           January 31,    January 31,    January 31,      May 31,
                                                               1998           1997          1996            1995
                                                          --------------------------------------------------------
Net sales                                                 $   153,642    $   104,236    $    68,519    $    10,896
Cost of sales                                                 130,433         89,426         57,390         10,463
                                                          -----------    -----------    -----------    -----------

Gross profit                                                   23,209         14,810         11,129            433
Selling, general and administrative expenses                   14,827          9,881          5,349          1,160
                                                          -----------    -----------    -----------    -----------

Income (loss) from operations                                   8,382          4,929          5,780           (727)
Interest expense                                                1,842          3,470          2,605            287
Interest income                                                  (357)            --             --             --
Minority interest in subsidiary                                    38             --             --             --
                                                          -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes and
   extraordinary item                                           6,859          1,459          3,175         (1,014)
Provision for income taxes                                      1,500             --          1,300             --
                                                          -----------    -----------    -----------    -----------

Income (loss) before extraordinary item                         5,359          1,459          1,875         (1,014)
Extraordinary item:
Loss on early extinguishment of debt                             (108)          (864)            --             --
                                                          -----------    -----------    -----------    -----------

Net income (loss)                                               5,251            595          1,875         (1,014)
Dividends on preferred stock                                       11            132             88             --
                                                          -----------    -----------    -----------    -----------

Net income (loss) available to common stockholders        $     5,240    $       463    $     1,787    $    (1,014)
                                                          ===========    ===========    ===========    ===========

Basic net income per common share:

Income before extraordinary item available to common
    stockholders
                                                          $      0.63    $      0.37    $      0.50
Extraordinary item                                              (0.01)         (0.24)            --
                                                          -----------    -----------    -----------

Basic net income per common share                         $      0.62    $      0.13    $      0.50
                                                          ===========    ===========    ===========
Shares used in the calculation of basic net income
   per common share                                         8,432,234      3,556,665      3,556,665
                                                          ===========    ===========    ===========

Net income per common share - assuming dilution:

Income before extraordinary item available to
    common stockholders                                   $      0.61    $      0.26    $      0.32
Extraordinary item                                              (0.01)         (0.17)            --
                                                          -----------    -----------    -----------

Net income per common share - assuming dilution           $      0.60    $      0.09    $      0.32
                                                          ===========    ===========    ===========
Shares used in the calculation of net income per common
   share - assuming dilution                                8,698,400      5,194,456      5,529,579
                                                          ===========    ===========    ===========

See accompanying notes


                                       F4

                          First Aviation Services Inc.

                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                        Preferred Stock               Common Stock
                                                  ------------------------    -------------------------
                                                    Number of                   Number of
                                                     Shares       Amount         Shares         Amount
                                                  ----------    ----------    ----------    ----------
Balances at March 31, 1995 (Predecessor)                  --    $       --     4,750,000    $    4,750
   Net loss for the two-month period ended
     May 31, 1995                                         --            --            --            --
                                                  ----------    ----------    ----------    ----------

Balances at May 31, 1995 (Predecessor)                    --            --     4,750,000         4,750
   Elimination of Predecessor divisional equity
     upon acquisition on  June 1, 1995                    --            --    (4,750,000)       (4,750)
   Common stock and preferred stock issued
     for cash on June 1, 1995                         33,000         1,650     3,556,665            36
   Warrants issued in connection with
     subordinated note payable                            --            --            --            --
   Net income for the eight-month period
     ended January 31, 1996                               --            --            --            --
                                                  ----------    ----------    ----------    ----------

Balances at January 31, 1996                          33,000         1,650     3,556,665            36

   Issuance of options to purchase common
     stock                                                --            --            --            --
   Net income for the year ended
     January 31, 1997                                     --            --            --            --
                                                  ----------    ----------    ----------    ----------

Balances at January 31, 1997                          33,000         1,650     3,556,665            36
   Payment of preferred stock dividends
   Conversion of preferred stock                     (33,000)       (1,650)      165,000             1
   Issuance of common stock in initial public
     offering                                             --            --     3,900,000            39
   Exercise of warrants to purchase common
     stock                                                --            --     1,293,335            13
   Shares issued under qualified plans                    --            --        13,925            --
   Net income for the year ended
     January 31, 1998                                     --            --            --            --
                                                  ----------    ----------    ----------    ----------
   Balance at January 31, 1998                            --    $       --     8,928,925    $       89
                                                  ==========    ==========    ==========    ==========


                                                  Additional
                                                   Paid-in         Retained
                                                   Capital         Earnings      Total
                                                  ----------    ----------    ----------
Balances at March 31, 1995 (Predecessor)          $   27,385    $    2,889    $   35,024
   Net loss for the two-month period ended
     May 31, 1995                                         --        (1,014)       (1,014)
                                                  ----------    ----------    ----------

Balances at May 31, 1995 (Predecessor)                27,385         1,875        34,010
   Elimination of Predecessor divisional equity
     upon acquisition on  June 1, 1995               (27,385)       (1,875)      (34,010)
   Common stock and preferred stock issued
     for cash on June 1, 1995                            515            --         2,201
   Warrants issued in connection with
     subordinated note payable                           110            --           110
   Net income for the eight-month period
     ended January 31, 1996                               --         1,875         1,875
                                                  ----------    ----------    ----------

Balances at January 31, 1996                             625         1,875         4,186
   Issuance of options to purchase common
     stock                                             1,500            --         1,500
   Net income for the year ended
     January 31, 1997                                     --           595           595
                                                  ----------    ----------    ----------

Balances at January 31, 1997                           2,125         2,470         6,281
   Payment of preferred stock dividends                               (231)         (231)
   Conversion of preferred stock                       1,649            --            --

   Issuance of common stock in initial public
     offering                                         34,438            --        34,477

   Exercise of warrants to purchase common
     stock                                                57            --            70
   Shares issued under qualified plans                   109            --           109

   Net income for the year ended
     January 31, 1998                                     --         5,251         5,251
                                                  ----------    ----------    ----------

   Balance at January 31, 1998                    $   38,378    $    7,490        45,957
                                                  ==========    ==========    ==========

See accompanying notes.


                                       F5

                          First Aviation Services Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                          Predecessor
                                                                                                          -----------
                                                                                           Eight-month      Two-month
                                                             Year ended    Year ended      period ended    period ended
                                                             January 31,   January 31,     January 31,       May 31,
                                                               1998           1997            1996             1995
                                                          -------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                         $     5,251    $       595    $     1,875    $    (1,014)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                                  908          1,047            947            400
   Extraordinary item, loss on early
     extinguishment of debt                                        --            538             --             --
   Compensation expense on stock
     options issued                                                --          1,500             --             --
   Deferred income taxes                                          448             --            664            129
   Termination of executive defined
     benefit plan                                                  --             --           (548)            --
   Changes in assets and liabilities:
      Trade receivables                                        (2,142)         3,457        (13,460)         1,860
      Inventories                                              (1,041)        (5,116)        (1,744)          (605)
      Prepaid expenses and other assets                           819           (957)           947           (341)
      Accounts payable                                         (4,153)        (3,063)        12,587            821
      Accrued compensation and related
        expenses, and other accrued
        liabilities                                            (3,154)          (106)            58            578
      Income taxes payable                                        874             --             --             --
      Other noncurrent liabilities                                 --         (1,642)          (842)           (64)
                                                          ----------------------------------------------------------
Net cash provided by (used in) operating
 activities                                                    (2,190)        (3,747)           484          1,764

Cash flows from investing activities
Purchase of assets from former owners,
  including acquisition costs                                 (10,636)            --        (12,397)            --
Purchases of plant and equipment                               (2,375)          (957)          (862)          (282)
Payment for license rights and other
  intangibles                                                      --           (375)          (375)            --
Proceeds from disposals of plant and
  equipment                                                        --             --             13              6
                                                          ----------------------------------------------------------
Net cash used in investing activities                         (13,011)        (1,332)       (13,621)          (276)


See accompanying notes.


                                       F6

                          First Aviation Services Inc.

                                 (in thousands)

                                                                                                           Predecessor
                                                                                                           -----------
                                                                                             Eight-month    Two-month
                                                               Year ended    Year ended      period ended  period ended
                                                               January 31,   January 31,     January 31,      May 31,
                                                                 1998          1997             1996          1995
                                                               --------------------------------------------------------
Cash flows from financing activities
Net (repayments) / borrowings on
  revolving line of credit                                    (15,628)         5,393          6,244         (1,488)
Proceeds from borrowings on term loans                             --          3,000          2,000             --
Repayments of term loans                                       (2,650)        (2,117)          (233)            --
Proceeds from borrowings on
  subordinated note                                                --             --          3,000             --
Repayments of subordinated note                                (1,750)        (1,197)           (75)            --
Sale of preferred stock of subsidiary                           1,041             --          1,650             --
Payment of dividends on preferred stock                          (231)            --             --             --
Proceeds from issuance of common stock
  in initial public offering                                   39,000             --            551             --
Expenses relating to initial public offering                   (4,523)            --             --             --
Proceeds from exercise of common stock
  warrants and issuance of stock under
  employee stock purchase plan                                    179             --             --             --
                                                              -----------------------------------------------------
Net cash provided by (used in) financing
  activities                                                   15,438          5,079         13,137         (1,488)
                                                              -----------------------------------------------------
Net change in cash and cash equivalents                           237             --             --             --
Cash at the beginning of
  the period                                                       --             --             --             --
                                                              =====================================================

Cash and cash equivalents at the end of
  the period                                                  $   237       $     --       $     --       $     --
                                                              =====================================================
Supplemental cash flow disclosures:
Cash paid for:
Interest                                                      $ 1,748       $  3,148       $  2,322            154
                                                              =====================================================

Income taxes                                                  $    --       $    545       $    129       $     --
                                                              =====================================================

See accompanying notes.



                                       F7

                          First Aviation Services Inc.

                 Notes to 1998 Consolidated Financial Statements
                      (in thousands, except share amounts)

1. Business and Basis of Presentation

First Aviation Services Inc., through its subsidiaries, National Airmotive Corporation ("NAC") and Aircraft Parts International Combs, Inc. ("API") (collectively, "First Aviation" or the "Company"), repairs and overhauls commercial and military aircraft engines and industrial turbines, and sells and distributes aircraft parts. The Company is headquartered in Westport, Connecticut. Customers of the Company include passenger and cargo airlines, foreign governments, U.S. and foreign military services, fleet operators, fixed base operators, certified repair facilities and industrial companies.

The accompanying consolidated financial statements include the accounts of First Aviation Services Inc. and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

First Aviation was formed in March 1995 to acquire the capital stock of NAC. The acquisition was accounted for under the purchase method of accounting as of the closing date. The purchase price, including acquisition costs, was allocated to the assets and liabilities of NAC based on their relative fair values. The purchase price allocation was finalized within the time period prescribed by generally accepted accounting standards.

In connection with the allocation of the purchase price, and in order to implement plans and actions designed to streamline operations, the Company recorded a reorganization accrual to cover the estimated costs of employee separations and other employee incentive programs. The Company incurred and charged against accrued reorganization costs $1,086 and $1,400 during the year ended January 31, 1997 and the eight-month period ended January 31, 1996, respectively. The Company also recorded accruals for various liabilities, including pension plan termination (Note 9), environmental matters (Note 12), and legal matters. The remaining accruals as of January 31, 1998 and 1997 totaled $391 and $2,143, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets. The reduction in the accruals arose from changes in facts and circumstances principally relating to the termination of the NAC pension plan.

The financial statements for the two-month period ended May 31, 1995 represent the operations of NAC when NAC was owned by Triton ("Predecessor"). The financial statements of the Company since June 1, 1995 ("Successor") reflect the results of operations and the impact of indebtedness incurred in the acquisition of NAC, as well as the impact of the purchase price allocation. Accordingly, the financial statements of the Successor are not directly comparable to those of the Predecessor.

On March 5, 1997 the Company completed an initial public offering of 3,900,000 shares of common stock, $0.01 par value per share (the "Offering"). The Company received net proceeds of approximately $34.5 million after deducting expenses of approximately $4.5 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, a paydown of the Company's credit facility (for a total debt reduction of $22.6 million), payment of accrued dividends on preferred stock ($0.2 million), and the acquisition of API from AMR Combs Inc. ("AMR Combs") ($10.6 million - see below).


                                       F8

Immediately prior to the closing of the Offering, the following transactions were completed: (i) all outstanding shares of the Series A Preferred Stock of the Company were converted into 165,000 shares of common stock at the offering price, (ii) all outstanding warrants to purchase 1,293,335 shares of the Company's common stock were exercised in full, (iii) the Company's certificate of incorporation was amended to increase the authorized common stock of the Company to 25,000,000 shares, and (iv) a 6.4549-to-1 stock split with respect to common stock was effected. Accordingly, all common share amounts have been restated to give effect to the 6.4549-to-1 stock split.

With the closing of the Offering, the Company acquired certain assets and assumed certain liabilities of API from AMR Combs for an adjusted purchase price of $10.6 million in cash, including expenses of approximately $523 that were incurred in connection with the acquisition. The acquisition was accounted for under the purchase method of accounting as of the closing date. The purchase price, including acquisition costs, was allocated to the assets and liabilities of API based upon their relative fair values. The excess of purchase price paid over the value of the net assets acquired is included in goodwill in the accompanying consolidated balance sheets. The consolidated financial statements of the Company since March 5, 1997 reflect the impact of the results of operations of API as well as the purchase price allocation.

In conjunction with the API acquisition, AMR Combs purchased from API 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total adjusted proceeds to the Company were $1,041. This transaction has been accounted for as minority interest in the accompanying consolidated balance sheets. Dividends are payable on a quarterly basis on the Preferred Stock at an annual rate of $4.00 per share. Dividends of $38 accrued during the year ended January 31, 1998, and have been reflected in minority interest in subsidiary in the accompanying consolidated statements of operations.

In connection with the API acquisition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, AMR Combs agreed that it would not sell its shares of the Preferred Stock or the shares of API common stock into which such Preferred shares are convertible (collectively the "API Acquisition Shares") for a minimum period of three years. API has the right to redeem the API Acquisition Shares at any time. AMR Combs has the right to cause the Company to repurchase the API Acquisition Shares commencing three years after the closing of the API acquisition. The redemption price is equal to the fair market value of the API Acquisition Shares as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the API Acquisition Shares; (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party; (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party; and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the API Acquisition Shares. The demand registration rights are not exercisable until three years after the closing of the API acquisition, and, if API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the API Acquisition Shares. There are no plans to cause API to conduct a public offering of its securities.


                                       F9

The following unaudited summary, on a pro-forma basis, presents the consolidated results of operations as if the acquisitions of NAC and API had taken place as of April 1, 1995, after including the impact of certain pro-forma adjustments, such as reduced depreciation expense due to asset write-downs, amortization of intangibles arising from the acquisitions, increased interest expense due to acquisition financing, and the related tax effects, including the tax benefit arising from the utilization of the Predecessor net operating loss.

                                                                     Period from
                                         Years Ended January 31,   April 1, 1995 to
                                           1998          1997     January 31, 1996
                                         --------     --------    ----------------
Net Sales                                $156,867     $143,545       $101,946
Net income                                  5,248          494          1,156
Net income available to common
  stockholders                              5,237          362          1,068

Basic net income per common share        $   0.62     $   0.10       $   0.30
Net income per common share - assuming
  dilution                               $   0.60     $   0.07       $   0.19


2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Sales

Sales are recorded net of discounts, allowances and commissions. Net sales related to the repair and overhaul of engines are recorded upon completion of repair and overhaul services. Net sales for parts and engine components sold are recorded when the product is shipped.

The Company provides credit in the form of trade accounts receivable to its customers. The Company generally does not require collateral to support domestic customer receivables. Receivables arising from export activities generally are supported by letters of credit or foreign credit insurance. The Company performs ongoing credit evaluations of its customers and maintains allowances which management believes are adequate for potential credit losses.

Combined sales to agencies of the U.S. government represented 9%, 16%, 27% and 35% of net sales for the years ended January 31, 1998 and 1997, the eight-month period ended January 31, 1996, and the two-month period ended May 31, 1995, respectively. The combined accounts receivable from agencies of the U.S. government represented 10% and 18% of total trade receivables as of January
31, 1998 and 1997, respectively. Sales to one customer who acts as an agent for a number of foreign governments accounted for 3% and 12%, respectively, of total net sales for the years ended January 31, 1998 and 1997.


                                      F10

The Company has no foreign operations; however, export sales to unaffiliated customers were approximately 31%, 32%, 35% and 31% of net sales in the years ended January 31, 1998 and 1997, the eight-month period ended January 31, 1996, and the two-month period ended May 31, 1995, respectively. The majority of export sales activities were to the following geographic areas: Middle East, Far East, Central America, Canada, and Europe.

Stock Based Compensation

For the year ended January 31, 1997, the Company implemented the disclosure provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation". The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense to the extent a difference exists between the exercise price and the fair market value per share at the date of grant.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market funds.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") and specific identification methods. Costs include direct material, direct labor and applicable manufacturing overhead. A significant portion of the Company's inventory consists of new, overhauled, serviceable and repairable aircraft engine parts that are purchased principally from Allison Engine Company ("Allison"), a subsidiary of Rolls Royce Ltd., and also from other parts resellers and customers. Inventory also consists of general aircraft parts. Before any part may be installed in an aircraft, it must meet certain standards of condition established by the Federal Aviation Administration, the U.S. Department of Defense, or the equivalent regulatory agencies in other countries, depending on whose engines the Company is servicing. Specific regulations vary from country to country, although regulatory requirements in other countries generally coincide with applicable U.S. requirements. Parts also must be traceable to sources deemed acceptable by such agencies. Parts owned or acquired by the Company may not meet applicable standards prior to remanufacturing, or standards may change in the future, causing parts which already are contained in the Company's inventory to be scrapped or to require modification. Aircraft engine manufacturers also may develop new parts to be used in lieu of parts already contained in the Company's inventory.

Provisions are made in each period for the estimated effect of excess and obsolete inventories. Actual excess and obsolete inventories may differ significantly from such estimates, and such differences could be material to the financial statements.


                                      F11

Plant and Equipment

Plant and equipment are stated at cost, less allowance for accumulated depreciation. Additions and improvements that materially increase the productive capacity or extend the useful life of an asset are added to the cost of the asset. Expenditures for normal maintenance and repairs are charged to expense as incurred.

Depreciation of plant and equipment is computed using the straight-line method over the estimated lives of the assets, which range from 3 to 30 years. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the terms of the related lease.

Noncurrent Assets

During the year ended January 31, 1997, the Company implemented the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Major Suppliers

Allison historically has been a major supplier to the Company, and NAC is an Authorized Maintenance Center for Allison's product lines. During the years ended January 31, 1998 and 1997, NAC purchased $46,407 and $47,254, respectively, in parts and engine components from Allison. At January 31, 1998 and 1997, accounts payable to Allison totaled $4,460 and $5,939, respectively. NAC is also an authorized distributor for Bendix, AC and several suppliers of accessories that compliment the Allison commercial engine. NAC has, from time to time, experienced difficulty in obtaining certain parts because of parts shortages and inventory fluctuations at Allison. The shortage or unavailability of Allison parts can and has from time to time caused delays in the timely completion of repair and overhaul production schedules. Such delays may adversely affect NAC's relationship with its customers and could adversely affect NAC's commitments to customers and its work-in-process inventory levels. An inability to maintain timely access to Allison parts and components on commercially reasonable terms would have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

Goodwill

The excess of purchase price over the fair value of the net assets acquired is amortized under the straight-line method over a thirty-year period. Accumulated amortization was $92 at January 31, 1998.


                                      F12

Net Income Per Common Share

In 1997 the FASB issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic earnings per share and earnings per share - assuming dilution. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Earnings per share - assuming dilution is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

Net income per common share is not presented for the two-month period ended May 31, 1995 since such amounts are not meaningful as a result of the change in ownership and capital stock structure which occurred with the purchase of NAC.

3. Inventories

Inventories consist of the following:

                                                               January 31,
                                                             1998        1997
                                                          ----------------------

Parts held for manufacturing or resale                     $ 31,025    $ 21,218
Work-in-process                                               8,099      11,067
Finished goods                                                6,566       6,399
                                                           --------    --------
                                                             45,690      38,684
Less: allowance for obsolete and slow moving inventory       (2,379)     (2,361)
                                                           --------    --------
                                                           $ 43,311    $ 36,323
                                                           ========    ========

4. Plant and Equipment

Plant and equipment consist of the following:

                                                                January 31,
                                                             1998        1997
                                                          ----------------------

Machinery and equipment                                     $ 3,147     $ 1,658
Building and other leasehold improvements                     1,934       1,055
Office furniture, fixtures and equipment                      1,202         863
Construction-in-process                                         821         510
                                                            -------     -------
                                                              7,104       4,086
Less: accumulated depreciation                               (2,077)     (1,293)
                                                            -------     -------
                                                            $ 5,027     $ 2,793
                                                            =======     =======


                                      F13

5. Related Parties

In 1997 the Company entered into a ten-year sublease with an affiliate for office space. The lease is cancellable upon six months notice by either party. The Company has the option of renewing the sublease for two additional five-year periods. Lease payments totaled $50 under the lease for the year ended January 31, 1998. During 1996 the Company leased office space from the same affiliate under a month-to-month sublease. Annual lease payments totaled $36 for the year ended January 31, 1997.

On September 30, 1996, the Company entered into two agreements with an affiliate whereby the affiliate was to provide certain investment advisory services in connection with the Offering, and provide advice and negotiate on behalf of the Company for the acquisition of API. Upon closing of the Offering and the API acquisition, the affiliate was paid fees for its services of $350 and $250, respectively.

Prior to the Offering, the Company agreed to pay a management fee to an affiliate in the amount of $300 per year, payable quarterly. The Company reduced the payment of this management fee by the amount of compensation paid to certain employees in connection with their services as officers of the Company and its subsidiaries. The obligation to pay the management fee terminated upon the consummation of the Offering. The Company also agreed to pay an annual management fee of $50 per year to the subordinated debtholder for each of the four years commencing June 1, 1995. This agreement also provided for accelerated payment of all remaining annual management fees upon the occurrence of certain events, including the consummation of a public offering of the Company's common stock. These management fees also terminated upon consummation of the Offering.

Fees under the management agreements totaled $100, $170 and $133, respectively, for the years ended January 31, 1998 and 1997, and the eight-month period ended January 31, 1996, and were included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. There were no management fees for the two-month period ended May 31, 1995.

6. Long-Term Debt

Long-term debt consists of the following:

                                                                            January 31,
                                                                         1998       1997
                                                                       -------------------
Borrowings under revolving line of credit                              $ 13,866   $ 29,516
Term loans (with interest at 8.95% at January 31, 1997)                      --      2,650
Subordinated note payable (with interest at 15% at January 31, 1997)         --      1,728
                                                                       --------   --------
Total long-term debt                                                     13,866     33,894
Less current portion                                                         --     (1,100)
                                                                       --------   --------
Long-term portion                                                      $ 13,866   $ 32,794
                                                                       ========   ========

The Company used $22,600 of the proceeds from the Offering to retire the term loans and the subordinated note payable, and reduce the Company's outstanding borrowings under its revolving line of credit. In connection with the retirement of the subordinated note, the Company recorded an extraordinary charge during the year ended January 31, 1998 of $108, net of associated income tax benefit, for prepayment penalties.

During the year ended January 31, 1997, NAC entered into a credit agreement that provides for borrowings up to a total of $40,000, principally through a revolving credit facility. Initial borrowings under this agreement were used to retire borrowings under the Company's previous revolving line of credit and term loan, and to reduce the Company's subordinated note by $1,000. In connection with this refinancing the Company recorded an


                                      F14
extraordinary charge, net of associated income tax benefit, of $864 for prepayment penalties and the write-off of unamortized loan fees.

Borrowings under the revolving credit facility bear interest at the LIBOR rate plus 3% (8.15% and 8.45% at January 31, 1998 and 1997, respectively). Borrowings are limited to specified percentages of eligible accounts receivable and inventories of NAC. The original term of the credit agreement is through May 15, 1999. A termination of the agreement prior to that date will cause a prepayment penalty of 1% of the total facility to become due. Thereafter, the agreement automatically renews for additional one-year periods, and may be terminated without penalty. Management believes that the borrowing base under this credit facility will exceed the outstanding borrowings for at least the next twelve months, and therefore has classified these borrowings as long-term in the accompanying consolidated balance sheets.

The credit agreement also allows for the issuance of letters of credit not to exceed an aggregate of $2,500. Such letters of credit reduce the availability of borrowings under the facility. At January 31, 1998 and 1997, NAC was contingently liable for $1,819 and $424, respectively, under letters of credit, with $31 and $60, respectively of cash being restricted as security against an outstanding letter of credit. The restricted cash has been classified in prepaid and other assets in the accompanying consolidated balance sheets.

The credit agreement contains a number of covenants and provisions imposed on NAC, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, limitations on capital expenditures, and payment of management fees. The credit agreement also requires NAC to maintain minimum levels of net worth, certain interest expense coverage ratios and minimum backlog levels, and currently restricts the payment of dividends from NAC to the Company without the lender's consent. Substantially all of NAC's assets are pledged as collateral under the revolving line of credit.

Management believes that the carrying amount of the Company's borrowings under its revolving credit facility approximates fair value because the interest rate is variable and resets frequently.

7. Stockholders' Equity

The preferred stock that was converted to common as part of the Offering bore cumulative annual dividends of $4.00 per share. Total cumulative dividends which had been earned but not yet declared at January 31, 1997 were $220. Subsequently $11 of dividends were earned. The total cumulative unpaid dividends of $231 were paid from the proceeds of the Offering.

On December 20, 1996, the Board of Directors approved a 6.4549 to 1 stock split of issued and outstanding common stock, to be effected as a stock dividend. Common shares in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split. The Directors also adopted an Employee Stock Purchase Plan and a Stock Option Plan.

Certain of the Company's directors elected to receive their compensation for the year ended January 31, 1998 in the form of shares of the Company's common stock. The fair value of the shares at the date of issuance is charged to expense with a corresponding credit to additional paid-in capital.

In connection with the issuance of the subordinated note on June 1, 1995, the Company issued to the debtholder warrants to purchase up to 1,832,225 shares of the Company's common stock at $.0545 per share. In connection with the debt transactions completed in 1996, the number of shares eligible for purchase under this warrant was reduced to 1,293,335. The warrants were exercised in full in connection with the Offering.


                                      F15

Under the Employee Stock Purchase Plan, 250,000 shares of common stock have been reserved for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. The initial offering period commenced in May 1997 and ran through December 31, 1997. In January 1998, the Company issued 10,643 shares to employees under the plan.

The Stock Option Plan provides for the grant of incentive stock options, nonqualifying stock options, stock appreciation rights and stock purchase rights. A total of 800,000 shares of common stock have been reserved for issuance under this plan. During the year ended January 31, 1998, 222,300 options were granted to various employees of the Company at an exercise price of $10.00. These options vest over two to four-year periods, beginning one year after the date of the grant, and expire ten years after issuance. Options for 900 shares were forfeited during the year. Since the exercise price of all of the options granted was at or above the fair market value per share at the date of grant, no compensation expense relating to stock options was recorded during the year ended January 31, 1998. In January 1997, the Company granted a key employee options to acquire 150,000 shares of the Company's common stock. These options carry an exercise price of $0.01 per share, were fully vested at the date of issuance, and expire ten years from the date of grant. In addition to the option grant, the employee also received a bonus of $200. To account for the stock option grant and the bonus the Company recorded a pre-tax charge of approximately $1,700 for compensation expense during the fiscal year ended January 31, 1997, with a $1,500 credit to additional paid-in capital. No options were exercised during the years ended January 31, 1998 and 1997. Under the Stock Option Plan, 371,400 options were outstanding at January 31, 1998.

Under the provisions of FASB No. 123, the Company is required to disclose the fair value, as defined, of options granted to employees and the related compensation expense. The fair value of the stock options granted was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of the options granted during the year ended January 31, 1998 was determined using a risk-free interest rate of 6.4%, a dividend yield of 0%, an average volatility factor of .533, and weighted average expected lives of two to four years. Under these assumptions the weighted average fair value of each option is approximately $3.76, and the additional pro forma compensation that would be recorded is approximately $176, or $0.02 per share. The weighted average remaining contractual life of these stock options is approximately 9.5 years.


                                      F16

8. Income Taxes

The provision for income taxes is as follows:

                                                 Eight-month     Two-month
                    Year ended     Year ended    period ended   period ended
                    January 31,    January 31,    January 31,     May 31,
                      1998           1997            1996          1995
                   -----------    -----------    ------------   -----------
Current:
     Federal       $     2,221    $        --    $       523    $        --
     State                  36             --            113             --
                   -----------    -----------    -----------    -----------
                         2,257             --            636             --
Deferred:
     Federal            (1,014)            --            529             --
     State                 257             --            135             --
                   -----------    -----------    -----------    -----------
                          (757)            --            664             --
                   -----------    -----------    -----------    -----------
                   $     1,500    $        --    $     1,300    $        --
                   ===========    ===========    ===========    ===========

A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

                                                                         Eight-month     Two-month
                                           Year ended       Year ended   period ended   period ended
                                           January 31,      January 31,   January 31,       May 31,
                                              1998            1997          1996            1995
                                           ----------      -----------   ------------   ------------
Provision at statutory rate                     34.0%          34.0%          34.0%          34.0%
State tax provision, net of federal
  benefit                                        5.5            6.6            6.6            6.6
Effect of losses of predecessor
  business                                        --             --             --          (41.0)
Change in valuation allowance                  (47.4)         (40.6)            --             --
Provision for contingencies                     29.1             --             --             --
Other, net                                       0.7             --            0.4            0.4
                                                 ---            ---            ---            ---
                                                21.9%           0.0%          41.0%           0.0%
                                                ====            ===           ====            ===

                                      F17

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:

                                                         January 31, January 31,
                                                           1998         1997
                                                         ----------  -----------
Financial statement accruals not currently deductible
  for income tax purposes                                 $ 3,482      $ 4,200
Differences in the financial statement and income tax
  bases of fixed assets                                     1,212        1,870
Attributes subject to IRC Section 382                         251          628
Net operating loss carryforwards                               --          593
Other                                                         690          334
                                                          -------      -------
                                                            5,635        7,625
Valuation allowance                                        (3,254)      (6,589)
                                                          -------      -------
Net deferred tax assets                                   $ 2,381      $ 1,036
                                                          =======      =======

The Company believes that based on a number of factors, including its recent history of tax operating losses, substantial uncertainty exists as to the realization of its deferred tax assets. Accordingly, a valuation allowance has been provided on deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods and make such adjustments to the valuation allowance as it considers appropriate. The valuation allowance decreased by $3,335 and $547 in the years ended January 31, 1998 and 1997, respectively.

During the year ended January 31, 1997, the Company recorded compensation expense for book purposes of $1,500 resulting from the issuance of stock options. The associated tax benefit of $600 was recorded as a deferred tax asset at that time. When the tax benefit is realized, any excess tax benefit, if any, will be recorded as additional paid-in capital.

Prior to the Offering, the Company filed a consolidated federal tax return with its parent company, First Equity Group, Inc. The Company's federal income tax provision had been based on the tax sharing agreement between the companies which stipulated that the Company was liable for federal taxes as if it filed on a separate company basis, subject to certain limitations and adjustments. Income taxes payable during that period related primarily to the intercompany liability under the tax sharing agreement. As a result of the Offering, the Company will file its own tax return and will no longer file a consolidated federal income tax return with First Equity Group, Inc.

Because of the "change of ownership" provision of the Tax Reform Act of 1986, and applicable state statutes, utilization of the Company's "net unrealized built-in losses" and state net operating loss carryforwards which existed as of the acquisition date are subject to annual limitations in current and future periods. As a result of the annual limitation, a portion of the net operating loss carryforwards may expire unused. In addition, the Offering may result in a change in ownership for federal income tax purposes and, consequently, a limitation on annual utilization by the Company of certain tax attributes existing at the date of the Offering.


                                      F18

Prior to June 1, 1995, NAC was a party to a tax sharing agreement with Triton. In accordance with the terms of the tax sharing agreement, federal income taxes for the two-month period ended May 31, 1995 were calculated on a stand-alone basis. For the two-month period ended May 31, 1995, a valuation allowance was established for NAC's net operating loss carryforwards due to uncertainties as to the realization of these amounts. Consequently, no income tax benefit or expense was recorded for the period.

9. Employee Benefits Plans

Profit Sharing

The Company maintains a discretionary, non-qualified profit sharing plan covering a substantial number of its employees. The Company recorded profit sharing expense of $342, $355, and $216 in the years ended January 31, 1998 and 1997, and the eight-month period ended January 31, 1996. No expense was recorded for the two-month period ended May 31, 1995.

Defined Contribution Plans

The Company maintains 401(k) savings plans that cover substantially all full-time employees. The plans allow employees to defer up to 15 percent of their salary, with the Company partially matching employee contributions. Certain employees vest in the Company contribution ratably over three years. The Company and its Predecessor expensed $642, $531, $236 and $13 in the years ended January 31, 1998 and 1997, the eight-month period ended January 31, 1996, and the two-month period ended May 31, 1995, respectively, related to the plans.

Pension Plans

Prior to June 1, 1995 substantially all employees of NAC were covered by a qualified noncontributory defined benefit retirement plan. NAC's funding policy was to contribute annually the amount required by ERISA as determined by the plan's actuaries. All of the qualified plan's assets were held by, and invested in, investment funds of Principal Mutual Life Insurance Company, a qualified insurance company.

On June 1, 1995, NAC decided to terminate its retirement plan. In connection with the termination of the plan, NAC amended the plan agreement to provide 100% vesting for all participants, and froze further benefit accruals for participants. At that date, the Company recorded $1,000 in other noncurrent liabilities to cover the cost of settling the obligations under this plan. On October 7, 1996, NAC purchased $3,923 in guaranteed annuities for all retirees who were receiving benefits from the plan. On October 15, 1996, NAC announced the termination of its qualified defined benefit retirement plan. The plan was amended to allow for lump sum distributions in cash or rollovers to an IRA or another qualified retirement plan. Active employees of NAC also had the option to transfer funds to NAC's 401K plan. At January 31, 1997 prepaid pension costs of $453 were netted against the accrued pension obligation in the accompanying consolidated balance sheets.

The pension plan was liquidated according to regulatory guidelines on July 28, 1997. A portion of the excess of the net assets remaining after settlement of liabilities, $102, was contributed to NAC's 401(k) plan. The remaining balance of $308 reverted back to the Company. In addition, the remaining balance of the accrual related to settling pension obligations under the plan was reversed.


                                      F19

10.  Earnings per Share

The following sets forth the computation of basic earnings per share and earnings per share - assuming dilution.

                                                                                                Eight-month
                                                                                               period ended
                                                                   Years ended January 31,      January 31,
                                                                     1998           1997          1996
                                                                -------------- ------------   ----------------
Numerator:
   Net income before extraordinary item                         $     5,359    $     1,459    $     1,875
   Preferred stock dividends                                            (11)          (132)           (88)
                                                                -------------- ------------   ----------------
   Numerator for earnings per share - net income available to
     common stockholders before extraordinary item                    5,348          1,327          1,787

   Effect of extraordinary item, net of associated income tax
     benefit                                                           (108)          (864)            --
                                                                -------------- ------------   ----------------
   Numerator for earnings per share - net income available to
     common stockholders                                        $     5,240    $       463    $     1,787
                                                                ============== ============   ================
Denominator:

   Denominator for basic earnings per share - weighted
     average shares                                               8,432,234      3,556,665      3,556,665

   Effect of dilutive warrants and employee stock options           266,166      1,637,791      1,972,914
                                                                -------------- ------------   ----------------
   Denominator for earnings per share - assuming dilution -
     adjusted weighted average shares and assumed
     conversions                                                  8,698,400      5,194,456      5,529,579
                                                                ============== ============   ================

Stock options to purchase shares of common stock at $10 per share were issued to employees during the year but were not included in the computation of earnings per share - assuming dilution because the exercise price of the options was greater than the average market price of the common stock during the period and, therefore, the effect would be antidilutive.

                                      F20

11. Commitments and Contingencies

Commitments

The Company leases certain land, plant facilities, equipment and office space. Many of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain lease agreements also contain escalation clauses which are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancellable lease terms in excess of one year as of January 31, 1998 are as follows:

Fiscal year 1999                                                         $ 1,209
Fiscal year 2000                                                           1,062
Fiscal year 2001                                                           1,070
Fiscal year 2002                                                             577
Fiscal year 2003                                                             585
Thereafter                                                                 6,348
                                                                         -------
                                                                         $10,851
                                                                         =======

Rental expense under all short-term and noncancellable operating leases amounted to $1,551, $933, $316 and $79, net of sublease rental income of $116, $299, $193 and $39 for the years ended January 31, 1998 and 1997, the eight-month period ended January 31, 1996, and the two-month period ended May 31, 1995, respectively.

Contingencies

In the ordinary course of business, the Company is subject to many levels of governmental inquiry and investigation. Among the agencies which oversee the Company's business activities are the Federal Aviation Administration, the Department of Defense, the Department of Justice, the Environmental Protection Agency and the Defense Contract Audit Agency. The Company does not anticipate that any action as a result of such inquiries and investigations would have a material adverse affect on its consolidated financial position, results of operations or its ability to conduct business. In the normal conduct of its business, the Company also is involved in various claims and lawsuits, none of which, in the opinion of the Company's management, will have a material adverse impact on the Company's consolidated financial position or results of operations. However, depending on the amount and timing, unfavorable resolution of any of these matters could have a material effect on the Company's consolidated results of operations or cash flows in a particular period.

12. Environmental

Liabilities are recorded when environmental claims for remedial efforts are probable and the cost can be reasonably estimated. As of January 31, 1998 and 1997, the Company had provided for environmental remediation costs in the amount of $262 and $285, respectively, and such amounts are included in other accrued liabilities in the accompanying consolidated balance sheet. Environmental expenditures that relate to current operations are expensed.


                                      F21

The Company potentially is a responsible party to certain properties that are contaminated and will require remediation. The exact extent of the Company's liability, if any, has not yet been determined but, in the opinion of management, these matters will not have a material adverse impact on the Company's consolidated financial position or its results of operations. However, depending on the amount and timing, unfavorable resolution of any of these matters could have a material effect on the Company's consolidated results of operations or cash flows in a particular period.

13. Subsequent Events

Restructuring

On April 6, 1998 the Company announced that it had initiated a plan to streamline and restructure operations at NAC. In connection with this plan, the Company will record a $1.7 million pre-tax restructuring charge and take other non-recurring charges of $1.0 million in the first quarter of the fiscal year ending January 31, 1999. The restructuring charges relate to costs associated with consolidating certain facilities and severance charges related to a reduction in its workforce.

New Credit Facility

On April 23, 1998, API entered into a one year $10 million revolving credit facility with Fleet National Bank. Advances under the credit facility bear interest, at the Company's option, at (i) a variable rate per annum equal to the prime rate, (ii) a variable rate equal to the cost of funds rate plus 1.5% or
(iii) at a fixed rate equal to the LIBOR rate plus 1.5%. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and currently restricts the payment of dividends. Substantially all of API's accounts receivable, inventory and equipment are pledged as collateral under the revolving credit facility.


                                      F22

14. Quarterly Financial Information (unaudited)

                                            First Quarter   Second Quarter  Third Quarter  Fourth Quarter
                                            -------------   --------------  -------------  --------------
Fiscal year ended January 31, 1998
Net sales                                   $   35,847      $   38,575      $   39,543     $   39,677
Gross profit                                     5,294           6,054           6,759          5,102
Net income before extraordinary item             1,120           1,558           1,647          1,034
Extraordinary item - loss on early
   extinguishment of debt, net of
   associated income tax benefit                  (108)             --              --             --
                                            -------------   --------------  -------------  --------------
Net income                                  $    1,012      $    1,558      $    1,647     $    1,034
                                            =============   ==============  =============  ==============
Basic net income per share before
   extraordinary item                       $     0.17      $     0.17      $     0.18     $     0.12
Extraordinary item                               (0.02)             --              --             --
                                            -------------   --------------  -------------  --------------
Basic net income per share                  $     0.15      $     0.17      $     0.18     $     0.12
                                            =============   ==============  =============  ==============

Net income per share - assuming dilution,
   before extraordinary item                $     0.16      $     0.17      $     0.18     $     0.11
Extraordinary item                               (0.01)             --              --             --
                                            -------------   --------------  -------------  --------------
Net income per share - assuming dilution    $     0.15      $     0.17      $     0.18     $     0.11
                                            =============   ==============  =============  ==============

Fiscal year ended January 31, 1997

Net sales                                   $   24,582      $   27,772      $   24,422     $   27,460
Gross profit                                     4,007           3,739           3,424          3,640
Net income/(loss) before extraordinary
   item                                          1,052             921             415           (929)
Extraordinary item - loss on early
   extinguishment of debt, net of
   associated income tax benefit                    --            (864)             --             --
                                            -------------   --------------  -------------  --------------
Net income/(loss)                           $    1,052      $       57      $      415     $     (929)
                                            =============   ==============  =============  ==============
Basic net income/(loss) per share before
   extraordinary item                       $     0.29      $     0.25      $     0.11     $    (0.27)
Extraordinary item                                  --           (0.24)             --             --
                                            -------------   --------------  -------------  --------------
Basic net income/(loss) per share           $     0.29      $     0.01      $     0.11     $    (0.27)
                                            =============   ==============  =============  ==============
Net income/(loss) per share - assuming
   dilution, before extraordinary item      $     0.18      $     0.17      $     0.08     $    (0.19)
Extraordinary item                                  --           (0.16)             --             --
                                            -------------   --------------  -------------  --------------
Net income/(loss) per share - assuming
   dilution                                 $     0.18      $     0.01      $     0.08     $    (0.19)
                                            =============   =============================================



                                      F23

Schedule II - Valuation and Qualifying Accounts

           First Aviation Services Inc. and Consolidated Subsidiaries
                             (amounts in thousands)

                                                     Balance at
                                                    beginning of                                                 Balance as of
                                                       period              Additions          Deductions         end of period
                                                  ------------------   ------------------  ------------------  ------------------
Description

Two months ended May 31, 1995
   Allowance for doubtful accounts                  $     460            $       -           $       -           $       460

Eight months ended January 31, 1996
   Allowance for doubtful accounts                        460                   55                 237                   278

Year ended January 31, 1997
   Allowance for doubtful accounts                        278                   75                  75                   278

Year ended January 31, 1998
   Allowance for doubtful accounts                        278                   74                   6                   346


Two months ended May 31, 1995
   Slow moving and obsolete inventory                   3,713                   90                 886                 2,917

Eight months ended January 31, 1996
   Slow moving and obsolete inventory                   2,917                    -                 129                 2,788

Year ended January 31, 1997
   Slow moving and obsolete inventory                   2,788                    -                 427                 2,361

Year ended January 31, 1998
   Slow moving and obsolete inventory                   2,361                   18                   -                 2,379
