Form 10-Q
period 1998-04-30
FIRST AVIATION SERVICES INC
filed 1998-06-15
CIK 1025743

FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report


                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934)

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

             15 Riverside Avenue, Westport, Connecticut, 06880-4214
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 291-3300
                           ---------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                              PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of June 8, 1998 is 8,971,592 shares.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                       April 30, 1998    January 31, 1998
                                                                       --------------    ---------------
                                                                         (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                               $    607           $    237
  Trade receivables, net of allowance for doubtful accounts of
  $337 and $346 at January 31, 1998 and 1997                                28,735             27,841
  Inventories, net                                                          45,379             43,311
  Deferred income taxes                                                      2,381              2,381
  Prepaid expenses and other                                                 1,529              1,624
                                                                          --------           --------
Total current assets                                                        78,631             75,394

Plant and equipment, net                                                     6,841              5,027
Goodwill, net                                                                1,889              1,873
Other assets                                                                   171                229
                                                                          --------           --------
                                                                          $ 87,532           $ 82,523
                                                                          ========           ========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                        $ 15,255           $ 14,106
  Accrued compensation and related expenses                                  1,565              2,146
  Other accrued liabilities                                                  4,496              2,631
  Income taxes payable                                                       1,429              2,776
  Short term credit line                                                     1,950                 --
                                                                          --------           --------
Total current liabilities                                                   24,695             21,659

  Revolving line of credit                                                  17,574             13,866
  Minority interest                                                          1,041              1,041
                                                                          --------           --------
Total liabilities                                                           43,310             36,566

Stockholders' equity:
  Common stock, $0.01 par value, 25,000,000 shares authorized,
  8,971,592 and 8,928,925 shares issued and outstanding, respectively           89                 89
  Additional paid-in capital                                                38,393             38,378
  Retained earnings                                                          5,740              7,490
                                                                          --------           --------
Total stockholders' equity                                                  44,222             45,957
                                                                          --------           --------
                                                                          $ 87,532           $ 82,523
                                                                          ========           ========

See accompanying notes

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                                            Three months ended
                                                                                 April 30,
                                                                           1998             1997
                                                                       -----------      -----------
Net sales                                                              $    34,624      $    35,847
Cost of sales                                                               29,214           30,553
                                                                       -----------      -----------
Gross Profit                                                                 5,410            5,294
Selling, general and administrative expenses                                 4,748            3,183
Restructuring charge                                                         1,750               --
Other non-recurring charges                                                  1,028               --
                                                                       -----------      -----------
Income/(loss) from operations                                               (2,116)           2,111
Interest expense                                                               374              590
Minority interest in subsidiary                                                 10                7
                                                                       -----------      -----------
Income/(loss) before provision/(benefit) for income taxes,
  extraordinary item and preferred dividends                                (2,500)           1,514
Provision/(benefit) for income taxes                                          (750)             401
                                                                       -----------      -----------
Income/(loss) before extraordinary item                                     (1,750)           1,113
Extraordinary item:
  Loss on early extinguishment of debt (net of income tax benefit)              --             (108)
                                                                       -----------      -----------
Net income/(loss)                                                           (1,750)           1,005
Dividends on preferred stock                                                    --               11
                                                                       -----------      -----------
Net income/(loss) available to common stockholders                          (1,750)     $       994
                                                                       ===========      ===========
Basic net income/(loss) per common share:

Income/(loss) before extraordinary item available to
  common stockholders                                                  $     (0.20)     $      0.16
Extraordinary item                                                              --            (0.02)
                                                                       -----------      -----------
Basic net income/(loss) per common share                               $     (0.20)     $      0.14
                                                                       ===========      ===========
Shares used in the calculation of basic net income/(loss)
  per common share                                                       8,939,171        6,988,143
                                                                       ===========      ===========
Net income/(loss) per common share - assuming dilution:

Income/(loss) before extraordinary item available to
  common stockholders                                                          N/A      $      0.14
Extraordinary item                                                              --            (0.01)
                                                                       -----------      -----------
Net income per common share - assuming dilution                                N/A      $      0.13
                                                                       ===========      ===========
Shares used in the calculation of basic net income
  per common share - assuming dilution                                         N/A        7,602,491
                                                                       ===========      ===========

See accompanying notes

                          First Aviation Services Inc.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                        Three months ended
                                                                             April 30,
                                                                         1998          1997
                                                                       -------      --------
Cash flows from operating activities
Net income/(loss)                                                      $(1,750)     $  1,005
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                            211           256
  Extraordinary item, net loss on early extinguishment of debt              --           108
Changes in assets and liabilities:
  Trade receivables                                                       (894)       (2,676)
  Inventories                                                           (2,068)       (2,739)
  Prepaid expenses and other assets                                        153          (504)
  Accounts payable                                                       1,149          (322)
  Accrued compensation and related expenses, and other
    accrued liabilities                                                  1,284        (2,605)
  Income taxes payable                                                  (1,347)          300
  Other non-current liabilities                                             --        (1,091)
                                                                       -------      --------
Net cash used in operating activities                                   (3,262)       (8,268)

Cash flows from investing activities
Purchase of assets from former owners, including acquisition costs          --        (9,467)
Purchases of plant and equipment                                        (1,913)         (388)
                                                                       -------      --------
Net cash used in investing activities                                   (1,913)       (9,855)

Cash flows from financing activities
Net borrowings/(repayments) on revolving line of credit                  3,580        (8,788)
Borrowings on short term credit line                                     1,950            --
Repayment of term loans and subordinated note                               --        (4,400)
Proceeds from issuance of common stock in initial public offering           --        39,000
Expenses relating to initial public offering                                --        (4,430)
Payment of dividends on preferred stock                                     --          (231)
Other                                                                       15            70
                                                                       -------      --------
Net cash provided by financing activities                                5,545        21,221

Net increase in cash and cash equivalents                                  370         3,098

Cash and cash equivalents at beginning of period                           237            --
                                                                       -------      --------
Cash and cash equivalents at end of period                             $   607      $  3,098
                                                                       =======      ========
Supplemental cash flow disclosures:
  Interest paid                                                        $   362      $    544
                                                                       =======      ========
  Income taxes paid                                                    $   600      $     --
                                                                       =======      ========

See accompanying notes

                          First Aviation Services Inc.

             Notes to Consolidated Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                 April 30, 1998

1. Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aircraft Parts International Combs, Inc. ("API") and National Airmotive Corporation ("NAC"), (collectively, the "Company") repairs and overhauls commercial and military aircraft engines and industrial turbines, and sells and distributes aircraft parts. The Company is headquartered in Westport, Connecticut. Customers of the Company include passenger and cargo airlines, foreign governments, U.S. and foreign military services, fleet operators, fixed base operators, certified repair facilities and industrial companies. The accompanying unaudited consolidated financial statements of First Aviation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting only of the elimination of intercompany balances and transactions, and normal recurring accruals, except as described in Note 3, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation. Operating results for the quarter ended April 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending January 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1998.

2. Inventories

Inventories consist of the following:

                                                              April 30, 1998      January 31, 1998
                                                            ----------------      ----------------
Parts held for manufacturing or resale                      $         32,551      $         31,025
Work in-process                                                        8,792                 8,099
Finished goods                                                         7,277                 6,566
                                                            ----------------      ----------------
                                                                      48,620                45,690

Less: allowance for obsolete and slow moving inventory                (3,241)               (2,379)
                                                            ----------------      ----------------
                                                            $         45,379      $         43,311
                                                            ================      ================

3. Restructuring Charge and Other Non-recurring Charges

On April 6, 1998, the Company announced that it had initiated a plan to streamline and restructure operations at NAC in order to reduce costs and improve operating efficiencies. In connection with this plan, the Company recorded a $1.75 million pre-tax restructuring charge. The restructuring charge included severance and other employee termination costs related to a reduction in NAC's workforce of approximately 78 people ($.85) and inventory write-downs ($0.9). During the quarter ended April 30, 1998, approximately $0.75 million was charged against the restructuring reserve for severance and other employee costs.

In addition, during the quarter the Company recorded other non-recurring charges totaling $1.03 million pre-tax. The other non-recurring charges consist of costs to consolidate certain facilities ($0.6) and other charges ($0.4).

4. New Short Term Credit Line

On April 23, 1998, API entered into a new one-year, $10 million revolving credit facility. Advances under the credit facility bear interest, at the Company's option, at (i) a variable rate per annum equal to the prime rate, (ii) a variable rate equal to the cost of funds rate plus 1.5% or (iii) a fixed rate equal to the LIBOR rate plus 1.5%. The credit agreement contains a number of covenants imposed on API, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and currently restricts the payment of dividends from API to First Aviation without the lender's consent. Substantially all of API's trade receivables, inventory and equipment are pledged as collateral under the revolving credit facility. At April 30, 1998, outstanding borrowings under this new credit line totaled $1.95 million and bore interest at an annual rate of 7.13%.

5. Earnings/(Loss) per Common Share

The following sets forth the computation of basic earnings per share and earnings per share - assuming dilution.

                                                                         Three months ended
                                                                 April 30, 1998     April 30, 1997
                                                                 --------------     --------------
Numerator:
  Net income/(loss) before extraordinary item                    $       (1,750)    $        1,113
  Preferred stock dividends                                                  --                (11)
                                                                 --------------     --------------
  Numerator for earnings/(loss) per share - net income/(loss)
    available to common stockholders before extraordinary
    item                                                                 (1,750)             1,102

  Effect of extraordinary item, net of associated income
    tax benefit                                                              --               (108)
                                                                 --------------     --------------
  Numerator for earnings/(loss) per share - net income/(loss)
    available to common stockholders                             $       (1,750)    $          994
                                                                 ==============     ==============
Denominator:
  Denominator for basic earnings/(loss) per share - weighted
    average shares                                                    8,939,171          6,988,143

  Effect of dilutive warrants and employee stock options                    N/A            614,348
                                                                 --------------     --------------
  Denominator for earnings per share - assuming dilution -
    adjusted weighted average shares and assumed conversions                N/A          7,602,491
                                                                 ==============     ==============

For the three months ended April 30, 1998 earnings/(loss) per share - assuming dilution was not presented because the effect of warrants and options would have been antidilutive.

Stock options to purchase shares of common stock at $10 per share were issued to employees during the year ended January 31, 1998 but were not included in the computations of earnings per share - assuming dilution because the exercise price of the options was greater than the average market price of the common stock during the periods and, therefore, the effect would be antidilutive.

Item 2. Management's Discussion and Analysis or Plan of Operation

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.

Statements which are not historical facts in this report constitute forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements, including those concerning the Company's expectations, all involve risk and uncertainties, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. Such factors include, among others, the Company's ability to obtain parts from its principal supplier on a timely basis, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations.

General

The Company's net sales consist of revenues derived from the overhaul and repair of aircraft engines, engine components and industrial turbines as well as the sales of parts and components. Net sales generally are recorded when repaired or overhauled engines and components are completed, tested and shipped. Net sales of spare parts and components are recorded when parts are shipped.

On April 6, 1998, the Company announced that it had initiated a plan to streamline operations and improve efficiency at NAC. In accordance with this plan, the Company recorded a pre-tax restructuring charge of approximately $1.75 million in the first quarter. In addition, the company recorded other non-recurring charges of approximately $1.0 million pre-tax. The economic impact of the restructuring is expected to positively affect results beginning late in the second quarter. The Company expects that annual savings from the plan will approximate $3.4 million on a pre-tax basis.

The plan to streamline NAC's operations includes the consolidation of a substantial portion of the Light Turbine business unit (PT6, A250 and BELL 500) at the Long Beach, California facility. This is expected to bring increased efficiency and focus, as well as improved customer service. The Light Turbine business unit will continue to have its headquarters in Oakland, California.

The restructuring also includes the elimination of approximately 78 positions at the Oakland facility. The reduction in force at Oakland is the result of softness in the Large Flight Engine business unit as well as the consolidation of the Light Turbine operations. The Large Flight Engine business unit's Allison T-56 repair and overhaul business has slowed due to the deteriorating financial situation in Asia and a postponement of inputs from customers located primarily in Middle Eastern countries.

On March 5, 1997, the Company completed an initial public offering of 3,900,000 shares of common stock, $0.01 par value per share (the "Offering"). The Company received net proceeds of approximately $34.5 million after deducting expenses of approximately $4.5 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, a paydown of the Company's credit facility (for a total debt reduction of $22.6 million), payment of accrued dividends on preferred stock ($0.2 million), and the acquisition of Aircraft Parts International (the "API Business") from AMR Combs, Inc. ("AMR Combs") for $10.6 million.

Results of Operations

Net Sales

Net sales for the quarter ended April 30, 1998 decreased $1.2 million, or 3.4%, to $34.6 million from $35.8 million in the quarter ended April 30, 1997. Net sales from parts and components increased 43.1% from the same quarter of the prior fiscal year. The increase in parts sales was due to continued growth at API and the inclusion of API's results for a full three months in the quarter, as compared to only two months in the comparable period of the prior fiscal year. The API Business, which was acquired during the first quarter of fiscal year 1997, has been growing at double-digit rates since its acquisition. Offsetting the increase in net sales of parts was a 23.0% decrease in net sales from repair and overhaul activities. The decrease in net sales from repair and overhaul activities was due to the weakness at NAC, as explained in General, above.

Cost of Sales

Cost of sales for the quarter ended April 30, 1998 decreased $1.4 million, or 4.6%, to $29.2 million from $30.6 million in the quarter ended April 30, 1997. As a percentage of net sales, cost of sales decreased 1.1% to 84.4% from 85.5% in the quarter ended April 30, 1997. The decrease in cost of sales was due to lower overall sales volume and a decrease in unit costs.

Gross Profit

Gross profit for the quarter ended April 30, 1998 increased $0.1 million, or 1.9%, to 5.4 million from 5.3 million in the quarter ended April 30, 1997. Gross profit as a percentage of net sales increased to 15.6% from 14.8% as a result of decreased unit costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended April 30, 1998 increased $1.5 million, or 46.9%, to $4.7 million from $3.2 million in the quarter ended April 30, 1997. The increase is attributable to the inclusion of API's results for a full quarter, as compared to a partial quarter in the prior fiscal year, additional costs associated with API's move to a new facility, additional marketing costs incurred by API and NAC, including the costs of preparation of several bid proposals, and legal costs incurred for the preparation of a protest of the Air Force's request for proposal on the Kelly Air Force Base PBA.

Net Interest Expense and Other

Net interest expense and other for the quarter ended April 30, 1998 decreased $0.2 million, or 33.3%, to $0.4 million from $0.6 million in the quarter ended April 30, 1997. The decrease was attributable to a reduction in the average borrowings under the NAC's credit facility, and the retirement of subordinated debentures. The debt reductions were paid from a portion of the proceeds of the Offering.

Provision/(Benefit) for Income Taxes

Management estimates that the Company's effective income tax rate for the quarter ended April 30, 1998 is 30%. The effective income tax rate for the quarter ended April 30, 1997 was 25%. The Company's effective tax rate is less than statutory rates due to benefits that the Company expects to derive from the implementation of certain tax saving strategies.

Net Income/(Loss)

For the quarter ended April 30, 1998 the Company incurred a net loss of approximately $1.75 million after a restructuring charge and other non-recurring charges. This compares to net income of approximately $1.0 million for the comparable period of the prior fiscal year. (Results for the prior year include an extraordinary item and preferred dividends totaling $0.1 million.) The net loss resulted from the restructuring and other non-recurring charges that totaled $2.8 million pre-tax. As previously stated, the Company expects results to be positively impacted by the restructuring beginning late in the second quarter. In addition, the Company continues to benefit from the growth of API.

Extraordinary Item

No extraordinary charge was incurred during the three months ended April 30, 1998. In the three months ended April 30, 1997 the Company recorded an extraordinary charge of $0.1 million, net of associated income tax benefit. The extraordinary charge reflected a write-off of costs associated with the early extinguishment of certain debt.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from its working capital needs, principally inventory and trade receivables.

The Company's cash used in operations for the three months ended April 30, 1998 was $3.3 million, compared to $8.3 million for the three months ended April 30, 1997. Cash used for investing activities during these same periods was $1.9 million and $9.9 million, respectively. Cash used in investing activities during the three months ended April 30, 1997 was due almost wholly to the acquisition of the API Business. Cash generated by financing activities during the three months ended April 30, 1998 was $5.5 million, compared to $21.2 million for the three months ended April 30, 1997. Cash generated by financing activities during the three months ended April 30, 1997 includes the positive impact of the Offering.

The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansions, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it and restrictions, if any, under any future debt obligations, as well as other factors that the Board of Directors deems relevant. Further, the Company's current credit facilities prohibit the payment of cash dividends from either subsidiary to First Aviation, except with the lender's consent, and contain other covenants and restrictions.

Borrowings under NAC's $40.0 million credit facility totaled approximately $17.5 million at April 30, 1998. During the quarter ended April 30, 1998, API entered into a new $10.0 million revolving credit facility. At April 30, 1998, borrowings under this facility approximated $2.0 million.

In connection with the acquisition of the API Business, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value, with dividends payable quarterly at $4.00 per share (the "Preferred Stock"). In addition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, AMR Combs agreed that it would not sell its shares of the Preferred Stock or the shares of API common stock into which the Preferred Stock is convertible (collectively the "API Acquisition Shares") for a minimum period of three years. API has the right to redeem the API Acquisition Shares at any time. AMR Combs has the right to cause API to repurchase the API Acquisition Shares commencing three years after the closing of the acquisition of the API Business. The redemption price is equal to the fair market value of the API Acquisition Shares as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the API Acquisition Shares, (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party, (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party, and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the API Acquisition Shares. The demand registration rights are not exercisable until three years after the closing of the acquisition of the API Business, and, if API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the API Acquisition Shares. First Aviation has no plans to cause API to conduct a public offering of its securities.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with borrowings available under the existing lines of credit, will be sufficient to meet its current and anticipated cash operating requirements for the foreseeable future, including scheduled interest and principal payments, capital expenditures, preferred dividend requirements and working capital needs.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number               Description of Exhibit
------               ----------------------
27.1                 Financial Data Schedule
27.2                 Financial Data Schedule

(b) Reports on Form 8-K.

NONE


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Aviation Services Inc.
                                    ----------------------------
                                            (Registrant)


Date: June 15, 1998                 /s/ Michael C. Culver
                                    -----------------------------------
                                    Michael C. Culver,
                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)


Date: June 15, 1998                 /s/ John A. Marsalisi
                                    -----------------------------------
                                    John A. Marsalisi,
                                    Vice President, Secretary, Director and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)