Form 10-Q
period 1998-07-31
FIRST AVIATION SERVICES INC
filed 1998-09-09
CIK 1025743

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----------       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998
                                                 -------------

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----------       SECURITIES EXCHANGE ACT OF 1934)

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

                                 (203) 291-3300
                           --------------------------
                           (Issuer's telephone number)


        -----------------------------------------------------------------
         (Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING
                             THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                       APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of September 1, 1998 is 8,983,119 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                        JULY 31, 1998     JANUARY 31,1998
                                                                       ---------------    ---------------
                                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $       70          $      237
   Trade receivables, net of allowance for doubtful accounts of
   $497 and $346 at July 31, 1998 and January 31, 1998                       28,421              27,841
   Inventories, net                                                          46,881              43,311
   Deferred income taxes                                                      2,381               2,381
   Prepaid expenses and other                                                 1,798               1,624
                                                                         ----------          ----------
Total current assets                                                         79,551              75,394
Plant and equipment, net                                                      7,476               5,027
Goodwill, net                                                                 1,872               1,873
Other assets                                                                    124                 229
                                                                         ----------          ----------
                                                                         $   89,023          $   82,523
                                                                         ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $   16,640          $   14,106
   Accrued compensation and related expenses                                  1,653               2,146
   Other accrued liabilities                                                  3,967               2,631
   Income taxes payable                                                       1,757               2,776
   Short term credit line                                                     2,494                   -
                                                                         ----------          ----------
Total current liabilities                                                    26,511              21,659
   Revolving line of credit                                                  16,367              13,866
   Capital lease obligation                                                     121                   -
   Minority interest                                                          1,041               1,041
                                                                         ----------          ----------
Total liabilities                                                            44,040              36,566
Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares
   authorized, 8,983,119 and 8,928,925 shares issued
   and outstanding, respectively                                                 90                  89
   Additional paid-in capital                                                38,445              38,378
   Retained earnings                                                          6,448               7,490
                                                                         ----------          ----------
Total stockholders' equity                                                   44,983              45,957
                                                                         ----------          ----------
                                                                         $   89,023          $   82,523
                                                                         ==========          ==========

SEE ACCOMPANYING NOTES.

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                           THREE MONTHS ENDED
                                                                JULY 31,
                                                            1998         1997
                                                         ----------   ----------

Net sales                                                $   37,237   $   38,575
Cost of sales                                                30,764       32,521
                                                         ----------   ----------

Gross profit                                                  6,473        6,054
Selling, general and administrative expenses                  4,970        3,691
                                                         ----------   ----------

Income from operations                                        1,503        2,363
Interest expense                                                481          286
Minority interest in subsidiary                                  10           11
                                                         ----------   ----------

Income before provision for income taxes                      1,012        2,066
Provision for income taxes                                      303          519
                                                         ----------   ----------

Net income available to common stockholders              $      709   $    1,547
                                                         ==========   ==========


BASIC NET INCOME PER COMMON SHARE:
Basic net income per common share                        $     0.08   $     0.17
                                                         ==========   ==========
Shares used in the calculation of basic net income per
   common share                                           8,975,840    8,915,000
                                                         ==========   ==========

NET INCOME PER COMMON SHARE - ASSUMING DILUTION:
Net income per common share - assuming dilution          $     0.08   $     0.17
                                                         ==========   ==========
Shares used in the calculation of net income per common
   share - assuming dilution                              9,085,636    9,064,848
                                                         ==========   ==========

SEE ACCOMPANYING NOTES.

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                                                 SIX MONTHS ENDED
                                                                                     JULY 31,
                                                                                1998          1997
                                                                              ----------   ----------
Net sales                                                                     $   71,861   $   74,423
Cost of sales                                                                     59,978       63,065
                                                                              ----------   ----------

Gross profit                                                                      11,883       11,358
Selling, general and administrative expenses                                       9,719        6,902
Restructuring charge                                                               1,750            -
Other non-recurring charges                                                        1,028            -
                                                                              ----------   ----------

Income/(loss) from operations                                                       (614)       4,456
Interest expense                                                                     854          876
Minority interest in subsidiary                                                       21           18
                                                                              ----------   ----------

Income/(loss) before provision/(benefit) for income taxes,
   extraordinary item and dividends on preferred stock                            (1,489)       3,562
Provision/(benefit) for income taxes                                                (447)         892
                                                                              ----------   ----------

Income/(loss) before extraordinary item                                           (1,042)       2,670
Extraordinary item:
   Loss on early extinguishment of debt (net of income tax benefit)                    -         (108)
                                                                              ----------   ----------

Net income/(loss)                                                                 (1,042)       2,562
Dividends on preferred stock                                                           -           11
                                                                              ----------   ----------

Net income/(loss) available to common stockholders                            $   (1,042)  $    2,551
                                                                              ==========   ==========
BASIC NET INCOME/(LOSS) PER COMMON SHARE:

Income/(loss) before extraordinary item available to common
   stockholders                                                               $    (0.12)  $     0.33
Extraordinary item                                                                     -        (0.01)
                                                                              ----------   ----------

Basic net income/(loss) per common share                                      $    (0.12)  $     0.32
                                                                              ==========   ==========

Shares used in the calculation of basic net income/(loss)
   per common share                                                            8,957,809    7,967,646
                                                                              ==========   ==========
NET INCOME PER COMMON SHARE - ASSUMING DILUTION:

Income before extraordinary item available to common
   stockholders                                                                  N/A       $     0.32
Extraordinary item                                                                 -            (0.01)
                                                                              ----------   ----------

Net income per common share - assuming dilution                                  N/A       $     0.31
                                                                              ==========   ==========

Shares used in the calculation of net income per common
   share - assuming dilution                                                     N/A        8,344,978
                                                                              ==========   ==========

SEE ACCOMPANYING NOTES.

                          First Aviation Services Inc.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                 SIX MONTHS ENDED
                                                                                      JULY 31,
                                                                                 1998          1997
                                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                                 (1,042)   $    2,562
Adjustments  to  reconcile  net  income to net cash  provided  by/
   (used in) operating activities:
   Depreciation and amortization                                                     481           508
   Extraordinary item, net loss on early extinguishment of debt                        -           108
Changes in assets and liabilities:
   Trade receivables                                                                (580)       (2,618)
   Inventories, net                                                               (3,570)       (2,411)
   Prepaid expenses and other assets                                                 (69)           69
   Accounts payable                                                                2,534         1,587
   Accrued compensation and related expenses, and other
   accrued liabilities                                                               843        (3,847)
   Income taxes payable                                                           (1,019)          824
   Other non-current liabilities                                                       -           (82)
                                                                              ----------    ----------

Net cash used in operating activities                                             (2,422)       (3,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets from former owners, including acquisition costs                     -       (11,214)
Purchases of plant and equipment                                                  (2,779)         (693)
                                                                              ----------    ----------

Net cash used in investing activities                                             (2,779)      (11,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) on revolving line of credit                            2,501       (14,280)
Repayments on capital lease obligation                                               (29)            -
Net borrowings on short term credit line                                           2,494             -
Repayment of term loans and subordinated note                                          -        (4,400)
Proceeds from sale of preferred stock of subsidiary                                    -         1,100
Proceeds from issuance of common stock in initial public offering                      -        39,000
Expenses relating to initial public offering                                           -        (4,486)
Payment of dividends on preferred stock                                                -          (231)
Other                                                                                 68            70
                                                                              ----------    ----------

Net cash provided by financing activities                                          5,034        16,773

Net increase/(decrease) in cash and cash equivalents                                (167)        1,566

Cash and cash equivalents at beginning of period                                     237             -
                                                                              ----------    ----------
Cash and cash equivalents at end of period                                    $       70    $    1,566
                                                                              ==========    ==========

Supplemental cash flow disclosures:

   Interest paid                                                              $      771    $      780

   Income taxes paid                                                          $      600    $        -

   Acquisition of equipment through capital lease obligation                  $      150    $        -


SEE ACCOMPANYING NOTES.

                          First Aviation Services Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                  July 31, 1998

1.  BASIS OF PRESENTATION

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aircraft Parts International Combs, Inc. ("API") and National Airmotive Corporation ("NAC"), (collectively, the "Company") repairs and overhauls commercial and military aircraft engines and industrial turbines, and sells and distributes aircraft parts and components. The Company is headquartered in Westport, Connecticut. Customers of the Company include passenger and cargo airlines, foreign governments, U.S. and foreign military services, fleet operators, fixed base operators, certified repair facilities and industrial companies. The accompanying unaudited condensed consolidated financial statements of First Aviation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting only of the elimination of intercompany balances and transactions, and normal recurring accruals, except as described in Note 4, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation. Operating results for the quarter and six months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending January 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1998, and Proxy Statement and Notice of Annual Meeting of Stockholders dated August 4, 1998.

2.  INVENTORIES

Inventories consist of the following:

                                                        JULY 31, 1998   JANUARY 31,1998
                                                        -------------   ---------------
Parts held for manufacturing or resale                   $     35,137    $     31,025
Work in-process                                                10,401           8,099
Finished goods                                                  4,688           6,566
                                                         ------------    ------------
                                                               50,226          45,690

Less:  allowance for obsolete and slow moving inventory        (3,345)         (2,379)
                                                         ------------    ------------
                                                         $     46,881    $     43,311
                                                         ============    ============

3. DEBT

NAC is a party to a credit agreement that provides for borrowings up to a total of $40 million, principally through a revolving credit facility. The original term of the credit agreement is through May 15, 1999. Termination of the agreement prior to that date will trigger a prepayment penalty of 1% of the total facility. Thereafter, provided that NAC is in compliance with the terms, conditions and covenants contained in the credit agreement, the agreement automatically renews for additional one-year periods, and may be terminated without penalty.

Historically, management has classified these borrowings as long-term since repayment of the debt has been due more than one year from the date of the Company's financial statements and the borrowing base supporting this credit facility always has exceeded outstanding borrowings. Management believes that the borrowing base will exceed borrowings for at least the next twelve months. Although this facility expires within the next year, management intends either to renew the current facility or replace it with a new long-term facility. Management believes that it has the ability to refinance this facility in a manner that will not require the use of working capital. Therefore, management will continue to classify this obligation as long-term.

API is a party to a credit agreement that provides for borrowings up to a total of $10 million through a revolving credit facility. The original term of this credit agreement is through April 1999. This facility has been classified as a current liability.

4.  RESTRUCTURING CHARGE AND OTHER NON-RECURRING CHARGES

On April 6, 1998, the Company announced that it had initiated a plan to streamline and restructure operations at NAC in order to reduce costs and improve operating efficiencies. In connection with this plan, the Company recorded a $1.75 million pre-tax restructuring charge in the first quarter. The restructuring charge included severance and other employee termination costs related to a reduction in NAC's workforce of approximately 78 people ($.85) and inventory write-downs ($0.9). During the quarter and six months ended July 31, 1998, approximately $0.10 and $0.85 million, respectively, was charged against the restructuring reserve for severance and other employee costs.

In addition, the Company also recorded other non-recurring charges totaling $1.03 million pre-tax. The other non-recurring charges consist of costs to consolidate certain facilities ($0.6) and other charges ($0.4).

5.  EARNINGS/(LOSS) PER COMMON SHARE

The following sets forth the computation of basic earnings per share and earnings per share - assuming dilution.

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         --------------------------   --------------------------
                                                           JULY 31,      JULY 31,       JULY 31,      JULY 31,
                                                             1998          1997           1998          1997
                                                         ------------  ------------   ------------  ------------
Numerator:
   Net income/(loss) before extraordinary item           $        709  $      1,547   $     (1,042) $      2,670
   Preferred stock dividends                                        -             -              -           (11)
                                                         ------------  ------------   ------------  ------------
   Numerator for earnings/(loss) per share - net
     income/(loss) available to common stockholders
     before extraordinary item                                    709         1,547         (1,042)        2,659

   Effect of extraordinary item, net of associated
     income tax benefit                                             -             -              -          (108)
                                                         ------------  ------------   ------------  ------------
   Numerator for earnings/(loss) per share - net
     income/(loss) available to common stockholders      $        709  $      1,547   $     (1,042) $      2,551
                                                         ============  ============   ============  ============
Denominator:
   Denominator for basic earnings/(loss) per share
     - weighted average shares                              8,975,840     8,915,000      8,957,809     7,967,646
   Effect of dilutive warrants and employee stock
     options                                                  109,796       149,848       N/A            377,332
                                                         ------------  ------------   ------------  ------------
   Denominator for earnings per share - assuming
     dilution  - adjusted weighted average shares
     and assumed conversions                                9,085,636     9,064,848       N/A          8,344,978
                                                         ============  ============   ============  ============

For the six months ended July 31, 1998 net loss per share - assuming dilution was not presented because the effect of warrants and options would have been antidilutive.

Stock options to purchase shares of common stock at prices ranging from $6 to $10 per share have been issued to employees but were not included in the computations of earnings per share - assuming dilution because the exercise price of the options was greater than the average market price of the common stock during the periods presented and, therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.
-------------------------------------------------------------

STATEMENTS WHICH ARE NOT HISTORICAL FACTS IN THIS REPORT CONSTITUTE FORWARD LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING THE COMPANY'S EXPECTATIONS, ALL INVOLVE RISK AND UNCERTAINTIES, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENT EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE COMPANY'S ABILITY TO OBTAIN PARTS FROM ITS SUPPLIERS ON A TIMELY BASIS, THE ABILITY TO CONSUMMATE SUITABLE ACQUISITIONS, AND OTHER ITEMS THAT ARE BEYOND THE COMPANY'S CONTROL AND MAY CAUSE ACTUAL RESULTS TO DIFFER FROM MANAGEMENT'S EXPECTATIONS.

GENERAL

The Company's net sales are derived from the overhaul and repair of aircraft engines, engine components and industrial turbines, and the sale of aircraft engine and other aircraft parts and components. Engines for which overhaul and repair services are performed include those engines used on the C-130 Hercules aircraft and a large variety of aircraft and helicopters powered by light turbine engines. Net sales generally are recorded when repaired or overhauled engines and components are completed, tested and shipped. Net sales of parts and components are recorded when parts are shipped.

The Company previously reported that NAC was in discussions with the Allison Engine Company ("Allison"), its principal supplier, to renew its two Authorized Maintenance Center Agreements (the "AMC Agreements"). During the second quarter NAC and Allison signed new AMC Agreements effective retroactive to May 1, 1998 covering the Model 250 and Model T56/501 engines. The new AMC Agreements, both of which expire on December 31, 2000, contain terms and conditions similar to the expired agreements. The renewal fee for each agreement was one dollar.

On April 6, 1998, the Company announced that it had initiated a plan to streamline operations and improve efficiency at NAC (the "Restructuring"). In accordance with this plan, the Company recorded a pre-tax restructuring charge of approximately $1.75 million in the first quarter. In addition, the Company recorded other non-recurring charges of approximately $1.03 million pre-tax. The Company expects that annual savings from the Restructuring will approximate $3.4 million on a pre-tax basis.

The Restructuring included the consolidation of a substantial portion of the Light Turbine business unit at the Long Beach, California facility. This consolidation is expected to bring increased efficiency and focus, as well as improved customer service. The Light Turbine business unit will continue to have its headquarters in Oakland, California.

The Restructuring also included the elimination of approximately 78 positions at the Oakland facility. The reduction in force at Oakland was the result of softness in the Large Flight Engine business unit as well as the consolidation of the Light Turbine operations. The Large Flight Engine business unit's Allison Model T-56 repair and overhaul business has slowed due to the deteriorating financial situation in Asia and a postponement of inputs from customers located primarily in Middle Eastern countries.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended July 31, 1998 decreased $1.4 million, or 3.6%, to $37.2 million from $38.6 million in the quarter ended July 31, 1997. Net sales from repair and overhaul activities were unchanged from the comparable period last year while net sales of parts and components decreased 7.6% from the comparable period of the prior fiscal year. While API has been growing at double-digit rates since it was acquired during the first quarter of the last fiscal year, the weakness in parts sales at NAC has offset API's growth.

Net sales for the six months ended July 31, 1998 decreased $2.5 million, or 3.4%, to $71.9 million from $74.4 million for the six months ended July 31, 1997. Net sales of parts and components increased 9.1% over the comparable period of the prior fiscal year. Net sales of parts and components for the six months ended July 31, 1998 were favorably impacted by the inclusion of API's results for a full six months, as compared to approximately five months in the comparable period of the prior fiscal year. Net sales from repair and overhaul activities decreased 11.6% from the six months ended July 31, 1997

COST OF SALES

Cost of sales for the quarter ended July 31, 1998 decreased $1.7 million, or 5.2%, to $30.8 million from $32.5 million in the quarter ended July 31, 1997. As a percentage of net sales, cost of sales decreased 1.7% to 82.5% from 84.2% in the quarter ended July 31, 1997. The decrease in cost of sales was due to lower overall sales volume, the positive impact of the Restructuring, and improvements in margins at both API and NAC. In addition, API is a distribution business and, as is typical in such businesses, incurs less direct labor costs than a company such as NAC that performs engine repair and overhaul services, which require a larger portion of direct labor cost.

For the six months ended July 31, 1998, cost of sales decreased $3.1 million, or 4.9%, to $60.0 million from $63.1 million for the six months ended July 31, 1997. As a percentage of net sales, cost of sales decreased 1.3% to 83.4% from 84.7% for the six months ended July 31, 1997. The decrease in the percentage of cost of sales to net sales was due to lower overall sales volume, the positive impact of the Restructuring, and improvements in margins at both API and NAC. In addition, API is a distribution business and, as is typical in such businesses, incurs less direct labor costs than a company such as NAC that performs engine repair and overhaul services, which require a larger portion of direct labor cost.

GROSS PROFIT

Gross profit for the quarter ended July 31, 1998 increased $0.4 million, or 6.6%, to $6.5 million from $6.1 million in the quarter ended July 31, 1997. As a percentage of net sales, gross profit increased 1.7% to 17.5% from 15.8% in the quarter ended July 31, 1997. The increase in gross profit was due to the positive impact of the Restructuring and an increase in the proportion of the Company's net sales of parts and components relative to net sales from repair and overhauls activities.

For the six months ended July 31, 1998 gross profit increased $0.5 million, or 4.4%, to $11.9 million from $11.4 million for the six months ended July 31, 1997. As a percentage of net sales, gross profit increased 1.3% to 16.6% from 15.3% for the six months ended July 31, 1997. The increase in the percentage of gross profit to net sales also was due to the positive impact of the Restructuring and an increase in the proportion of the Company's net sales of parts and components relative to net sales from repair and overhaul activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended July 31, 1998 increased $1.3 million, or 35.1%, to $5.0 million from $3.7 million in the quarter ended July 31, 1997. Approximately 77% of the increase is due to costs associated with API's double-digit growth, including the operation of API's new facility, additional marketing costs incurred by both API and NAC, and legal and other costs incurred in connection with the Company's protest of the U.S. Air Force's request for proposal for the privatization of the Kelly Air Force Base Propulsion Business Area (the "Kelly PBA").

For the six months ended July 31, 1998, selling, general and administrative expense increased $2.8 million, or 40.6% to $9.7 million from $6.9 million in the six months ended July 31, 1997. Approximately 84% of the increase is attributable to the inclusion of API's results for a full six months, as compared to approximately five months in the comparable period of the prior fiscal year, costs associated with API's double-digit growth, including the operation of API's new facility, additional marketing costs incurred by both API and NAC, and legal and other costs incurred in connection with the Company's protest of the U.S. Air Force's request for proposal for the privatization of the Kelly PBA.

As API continues to experience a rapid rate of growth, management expects that selling, general and administrative costs will continue to increase at a corresponding rate.

INTEREST EXPENSE

Interest expense for the quarter ended July 31, 1998 increased $0.2 million to $0.5 million from $0.3 million in the quarter ended July 31, 1997. The increase was attributable principally to higher average borrowings under NAC's credit facility due to increased working capital needs and borrowings to support growth and increased service levels at API.

Interest expense for the six months ended July 31, 1998 effectively was unchanged from that for the six months ended July 31, 1997.

PROVISION/(BENEFIT) FOR INCOME TAXES

Management estimates that the Company's effective income tax rate for the quarter and six months ended July 31, 1998 is 30%. The effective income tax rate for the quarter and six months ended July 31, 1997 was 25%. The Company's effective tax rate is less than statutory rates due to benefits that the Company expects to derive from the implementation of certain tax saving strategies.

NET INCOME/(LOSS)

For the quarter ended July 31, 1998 net income was approximately $0.7 compared to $1.5 million for the comparable period of the prior fiscal year. The decrease in net income was due to the factors described above.

The Company incurred a net loss of $1.0 million for the six months ended July 31, 1998 after the Restructuring charge and other non-recurring charges totaling $2.8 million. This compares to net income of approximately $2.6 million for the comparable period of the prior fiscal year. (Results for the prior year include an extraordinary item and preferred dividends totaling $0.1 million.) The decrease is due to the factors described above.

EXTRAORDINARY ITEM

No extraordinary charge was incurred during the three and six months ended July 31, 1998. During the six months ended July 31, 1997 the Company recorded an extraordinary charge of $0.1 million, net of associated income tax benefit. The extraordinary charge reflected a write-off of costs associated with the early extinguishment of certain debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from its working capital needs, principally inventory and trade receivables, and investments in plant and equipment.

The Company's cash used in operations for the six months ended July 31, 1998 was $2.4 million, compared to $3.3 million for the six months ended July 31, 1997. Cash used in investing activities during these same periods was $2.8 million and $11.9 million, respectively. Investment activities during the six months ended July 31, 1998 consisted entirely of the purchase of machinery and equipment, while cash used in investing activities during the six months ended July 31, 1997 was due almost entirely to the acquisition of the API Business. Cash generated by financing activities during the six months ended July 31, 1998 was $5.0 million, compared to $16.8 million for the six months ended July 31, 1997. Cash generated by financing activities during the six months ended July 31, 1997 includes the approximately $34.5 million positive impact of the Offering, offset by debt repayments of approximately $18.7 million.

The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. Any payment of cash dividends on the common stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to First Aviation and restrictions, if any, under any future debt obligations, as well as other factors that the Board of Directors deems relevant. Further, the Company's current credit facilities prohibit the payment of cash dividends from either subsidiary to First Aviation, except with the lender's consent, and contain other covenants and restrictions.

Borrowings under NAC's $40.0 million credit facility totaled approximately $16.4 million at July 31, 1998. During the quarter ended April 30, 1998, API entered into a new $10.0 million revolving credit facility. At July 31, 1998, borrowings under this facility approximated $2.5 million.

The initial term of NAC's credit facility is through May 15, 1999. A termination prior to that date will trigger a prepayment penalty of 1% of the total facility. Thereafter, the agreement automatically renews for additional one-year periods, and may be terminated without penalty. Historically, management has classified these borrowings as long-term since repayment of the debt has been due more than one year from the date of the Company's financial statements and the borrowing base supporting this credit facility always has exceeded outstanding borrowings. Management believes that the borrowing base will exceed borrowings for at least the next twelve months. Although this facility expires within the next year, management intends either to renew the existing agreement or replace it with a new facility. Management believes that the Company has the ability to refinance this facility in a manner that will not require the use of working capital. Therefore, management continues to classify this obligation as long-term.

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

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with borrowings available under the existing lines of credit, will be sufficient to meet its current and anticipated cash operating requirements for the foreseeable future, including scheduled interest and principal payments, capital expenditures and working capital needs.

YEAR 2000. The Company currently is working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations and or system failures. Management estimates that the expenditure to address the potential problems is approximately $400,000, and it is not expected to have a material adverse effect on the Company's overall financial position. The majority of this expenditure is expected to be incurred during the fiscal year ended January 31, 1999. If the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company's business exposes it to possible claims for personal injury, death or property damage which may result from a failure of engines serviced by the Company or spare parts sold by it. The Company takes what management believes to be adequate precautions to ensure the quality of the work the Company performs and the traceability of the aircraft parts and components which it sells. The Company maintains what, in the opinion of management, is adequate liability insurance to protect the Company from such claims.

On August 31, 1998 the Company was served with a complaint asserting wrongful death claims deriving from the crash of a Nomad 24 type aircraft on February 12, 1996 in Port-au-Prince, Haiti. The complaint was filed with the district court of Harris County, Texas on February 12, 1998. The complaint is very similar to that which the Company received in March 1998 and which previously has been described in Form 10-K as filed.

In December 1997, NAC was added as a defendant to an amended complaint filed in Superior Court, Los Angeles County, California, by plaintiff H.S. Hubscrauberservice, wherein they asserted claims based upon fraud, deceit, negligent misrepresentation and breach of express and implied warranty against non-NAC defendants deriving from the sale of an allegedly defective helicopter. The plaintiff has asserted that NAC is liable as a successor in interest to California Airmotive Group and other non-NAC corporate defendants. On August 28, 1998, the Superior Court for Los Angeles County dismissed the plaintiff's claims against NAC for fraud, deceit, negligent misrepresentation and breech of implied warranty. NAC is continuing to seek dismissal of the remaining portion of the complaint which asserts express warranty claims. The Company maintains product liability coverage which, while providing coverage for litigation costs, does not provide coverage for warranty claims.

While the Company cannot predict the outcome of these matters, in the opinion of management any liability arising from these matters will not have a material effect on the Company's financial position, liquidity or results of operations, after giving effect to provisions already recorded.

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------

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

                                    First Aviation Services Inc.
                                    ----------------------------
                                           (Registrant)


Date: September 9, 1998              /s/ Michael C. Culver
                                    -----------------------------------
                                    Michael C. Culver,
                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)


Date: September 9, 1998              /s/ John A. Marsalisi
                                    -----------------------------------
                                    John A. Marsalisi,
                                    Vice President, Secretary, Director and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)