Form 10-Q
period 1998-10-31
FIRST AVIATION SERVICES INC
filed 1998-12-15
CIK 1025743

FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 1998

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934)

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

             15 Riverside Avenue, Westport, Connecticut, 06880-4214
                    (Address of principal executive offices)

                                 (203) 291-3300
                           (Issuer's telephone number)

              ____________________________________________________
              (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDING  DURING  THE
                              PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of December 10, 1998 is 8,986,647 shares.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          First Aviation Services Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                      October 31,    January 31,
                                                         1998           1998
                                                      ----------     -----------
Assets                                                (unaudited)
Current assets:
   Cash and cash equivalents                           $   137         $   237
   Trade  receivables,  net of
   allowance for doubtful accounts of
   $409 and $346 at October 31, 1998
   and January 31, 1998                                 28,945          27,841
   Inventories, net                                     48,173          43,311
   Deferred income taxes                                 2,381           2,381
   Prepaid expenses and other                            2,142           1,624
                                                       -------         -------
Total current assets                                    81,778          75,394

Plant and equipment, net                                 8,485           5,027
Goodwill, net                                            1,856           1,873
Other assets                                               113             229
                                                       -------         -------
                                                       $92,232         $82,523
                                                       =======         =======
Liabilities and stockholders'
   equity
Current liabilities:
   Accounts payable                                    $16,926         $14,106
   Accrued compensation and
     related expenses                                    1,781           2,146
   Other accrued liabilities                             3,190           2,631
   Income taxes payable                                  1,948           2,776
   Short term line of credit                             4,950            --
                                                       -------         -------
Total current liabilities                               28,795          21,659

   Revolving line of credit                             16,460          13,866
   Capital lease obligation                                145            --
   Minority interest                                     1,041           1,041
                                                       -------         -------
Total liabilities                                       46,441          36,566

Stockholders' equity:
   Common stock, $0.01 par value,
   25,000,000 shares  authorized,
   8,985,471 and 8,928,925 shares
   issued and outstanding at
   October 31, 1998 and
   January 31, 1998                                         90              89
   Additional paid-in capital                           38,455          38,378
   Retained earnings                                     7,246           7,490
                                                       -------         -------
Total stockholders' equity                              45,791          45,957
                                                       -------         -------
                                                       $92,232         $82,523
                                                       =======         =======

See accompanying notes.

                          First Aviation Services Inc.
                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                          Three months ended
                                                              October 31,
                                                          1998           1997
                                                      -----------    -----------
Net sales                                              $   39,331     $   39,543
Cost of sales                                              32,275         32,784
                                                       ----------     ----------
Gross Profit                                                7,056          6,759
Selling, general and administrative
   expenses                                                 5,415          4,329
                                                       ----------     ----------
Income from operations                                      1,641          2,430
Interest expense                                              483            234
Minority interest in subsidiary                                10             11
                                                       ----------     ----------
Income before provision for income taxes                    1,148          2,185
Provision for income taxes                                    344            549
                                                       ----------     ----------
Net income available to
  common stockholders                                  $      804     $    1,636
                                                       ==========     ==========
Basic net income per common share:

Basic net income per common share                      $     0.09     $     0.18
                                                       ==========     ==========
Shares used in the
  calculation of basic net
  income per common share                               8,984,678      8,915,971
                                                       ==========     ==========
Net income per common
  share - assuming
  dilution:

Net income per common
  share - assuming
  dilution                                             $     0.09     $     0.18
                                                       ==========     ==========
Shares used in the
  calculation of net
  income per common
  share - assuming
  dilution                                              9,094,443      9,065,807
                                                       ==========     ==========

See accompanying notes.

                          First Aviation Services Inc.
                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                         Nine months ended
                                                             October 31,
                                                         1998           1997
                                                     -----------    -----------
Net sales                                            $   111,192    $   113,966
Cost of sales                                             92,254         95,849
                                                     -----------    -----------
Gross Profit                                              18,938         18,117
Selling, general and administrative
  expenses                                                15,134         11,175
Restructuring charge                                       1,750           --
Other non-recurring charges                                1,028           --
                                                     -----------    -----------
Income from operations                                     1,026          6,942
Interest expense, net                                      1,337          1,110
Minority interest in subsidiary                               31             29
                                                     -----------    -----------
Income/(loss) before provision/(benefit)
  for income taxes, extraordinary item
  and preferred dividends                                   (342)         5,803
Provision/(benefit) for income taxes                        (103)         1,497
                                                     -----------    -----------
Income/(loss) before extraordinary item                     (239)         4,306
Extraordinary item:
   Loss on early extinguishment of debt
    (net of income tax benefit)                             --             (108)
                                                     -----------    -----------
Net income/(loss)                                           (239)         4,198
Dividends on preferred stock                                --               11
                                                     -----------    -----------
Net income/(loss) available to
  common stockholders                                $      (239)   $     4,187
                                                     ===========    ===========
Basic net income/(loss) per common share:
Income/(loss) before extraordinary item
  available to common stockholders                   $     (0.03)   $      0.52
Extraordinary item                                          --            (0.01)
                                                     -----------    -----------
Basic net income/(loss) per
  common share                                       $     (0.03)   $      0.51
                                                     ===========    ===========
Shares used in the calculation of
  basic net income/(loss)
  per common share                                     8,966,893      8,287,330
                                                     ===========    ===========
Net income per common share - assuming
  dilution:
Income before extraordinary item
  available to common stockholders                       N/A        $      0.50
Extraordinary item                                          --            (0.01)
                                                     -----------    -----------
Net income per common share - assuming
  dilution                                               N/A        $      0.49
                                                     ===========    ===========
Shares used in the calculation of net
  income per common share - assuming
  dilution                                               N/A          8,587,970
                                                     ===========    ===========

See accompanying notes.

                          First Aviation Services Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                        Nine months ended
                                                            October 31,
                                                      1998               1997
                                                    -----------      -----------
Cash flows from operating activities
Net income/(loss)                                      (239)           $  4,198
Adjustments  to  reconcile  net income
  to net cash  provided  by/
  (used in) operating activities:
   Depreciation and amortization                        773                 709
   Extraordinary item, net loss on
      early extinguishment of debt                     --                   108
Changes in assets and liabilities:
   Trade receivables                                 (1,106)             (4,985)
   Inventories                                       (4,863)             (1,416)
   Prepaid expenses and other assets                   (402)               (401)
   Accounts payable                                   2,820              (2,972)
   Accrued compensation and related
    expenses, and other accrued
    liabilities                                         194              (2,279)
   Income taxes payable                                (828)              1,258
   Other non-current liabilities                       --                (1,280)
                                                    -------            --------
Net cash used in operating activities                (3,651)             (7,060)

Cash flows from investing activities
Purchase of assets from former owners,
  including acquisition costs                          --               (11,214)
Purchases of plant and equipment                     (4,028)             (1,251)
                                                    -------            --------
Net cash used in investing activities                (4,028)            (12,465)

Cash flows from financing activities
Net borrowings on short term line of credit           4,950                --
Net borrowings/(repayments) on revolving
   line of credit                                     2,594             (10,719)
Principal payments on capital lease obligation          (42)               --
Repayment of term loans and
   subordinated note                                   --                (4,400)
Proceeds from sale of preferred stock
   of subsidiary                                       --                 1,100
Proceeds from issuance of common stock
   in initial public offering                          --                39,000
Expenses relating to initial public offering           --                (4,486)
Payment of dividends on preferred stock                --                  (231)
Other                                                    77                  70
                                                    -------            --------
Net cash provided by financing
  activities                                          7,579              20,334
Net increase/(decrease) in cash
  and cash equivalents                                 (100)                809
Cash and cash equivalents at
  beginning of period                                   237                --
                                                    -------            --------
Cash and cash equivalents at
  end of period                                     $   137            $    809
                                                    =======            ========
Supplemental cash flow disclosures:
   Interest paid                                    $ 1,067            $  1,327

   Income taxes paid                                $   730            $   --

   Acquisition of equipment
     through capital lease                          $   187            $   --

See accompanying notes.

                          First Aviation Services Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                October 31, 1998

1. Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aircraft Parts International Combs, Inc. ("API") and National Airmotive Corporation ("NAC"), (collectively, the "Company") repairs and overhauls commercial and military aircraft engines and industrial turbines, and sells and distributes aircraft parts and components. The Company is headquartered in Westport, Connecticut. Customers of the Company include passenger and cargo airlines, foreign governments, U.S. and foreign military services, fleet operators, fixed base operators, certified repair facilities and industrial companies. The accompanying unaudited condensed consolidated financial statements of First Aviation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting only of the elimination of intercompany balances and transactions, and normal recurring accruals, except as described in Note 4, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation. Operating results for the quarter and nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending January 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 1998, and Proxy Statement and Notice of Annual Meeting of Stockholders dated August 4, 1998.

2. Inventories

Inventories consist of the following:

                                                     October 31,     January 31,
                                                        1998            1998
                                                     -----------     -----------
Parts held for manufacturing or resale                 $ 34,158        $ 31,025
Work in-process                                          11,470           8,099
Finished goods                                            4,458           6,566
                                                       --------        --------
                                                         50,086          45,690
Less: allowance for obsolete and
      slow moving inventory                              (1,913)         (2,379)
                                                       --------        --------
                                                       $ 48,173        $ 43,311
                                                       ========        ========
3. Debt

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

API is a party to a credit agreement that provides for borrowings up to a total of $10 million through a revolving credit facility. The term of this credit agreement is through April 1999. This facility has been classified as a current liability.

4. Restructuring Charge and Other Non-recurring Charges

On April 6, 1998, the Company announced that it had initiated a plan to streamline and restructure operations at NAC in order to reduce costs and improve operating efficiencies. In connection with this plan, the Company recorded a $1.75 million pre-tax restructuring charge in the first quarter. The restructuring charge included $0.85 million in severance and other employee termination costs related to a reduction in NAC's workforce of approximately 78 people and $0.90 million in inventory write-downs. During the quarter and nine months ended October 31, 1998, approximately $0.90 million and $1.75 million, respectively, was charged against the restructuring reserve for severance and other employee costs, and to write-down inventory.

In addition, the Company also recorded other non-recurring charges totaling $1.03 million pre-tax. The other non-recurring charges consist of costs to consolidate certain facilities ($0.6) and other charges ($0.43).

5. Earnings/(Loss) per Common Share

The following sets forth the computation of basic earnings per share and earnings per share - assuming dilution.

                                              Three months ended           Nine months ended
                                           ------------------------    --------------------------
                                           October 31,   October 31,   October 31,    October 31,
                                              1998         1997           1998           1997
                                           ----------   -----------    -----------    -----------
Numerator:
   Net income/(loss) before
     extraordinary item                    $      804   $     1,636    $      (239)   $     4,306
   Preferred stock dividends                     --            --             --              (11)
                                           ----------   -----------    -----------    -----------
   Numerator for earnings/(loss)
     per share - net income/(loss)
     available to common stockholders
     before extraordinary item                    804         1,636           (239)         4,295

   Effect of extraordinary item,
     net of associated income
     tax benefit                                 --            --             --             (108)
                                           ----------   -----------    -----------    -----------
   Numerator for earnings/(loss)
     per share - net income/(loss)
     available to common stockholders      $      804   $     1,636    $      (239)   $     4,187
                                           ==========   ===========    ===========    ===========
Denominator:
   Denominator for basic earnings/(loss)
     per share - weighted average shares    8,984,678     8,915,971      8,966,893      8,287,330

   Effect of dilutive warrants and
     employee stock options                   109,765       149,836            N/A        300,640
                                           ----------   -----------    -----------    -----------
   Denominator for earnings per
     share - assuming dilution
     - adjusted weighted average
     shares and assumed conversions         9,094,443     9,065,807            N/A      8,587,970
                                           ==========   ===========    ===========    ===========

For the nine months ended October 31, 1998 net loss per share - assuming dilution was not presented because the effect of warrants and options would have been antidilutive.

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

During the quarter ended October 31, 1998, NAC was awarded a contract by the United States Navy for the repair and overhaul of the majority of its Allison T-56 engine fleet that previously had been overhauled at the Kelly Air Force Base. After the initial one-year term of the contract, the Navy may exercise options to extend the contract for four additional one-year periods, depending upon its needs and NAC's performance under this contract. Revenues over the first twelve months of the contract are estimated to be approximately $11 million, and may be as high as $35 million. The total value of the contract, assuming all options are exercised, is estimated to range from approximately $65 million to $189 million. The Company will commence work under the contract during the fourth quarter of the current fiscal year.

In connection with the scheduled closure of the Propulsion Business Area of Kelly Air Force Base in San Antonio Texas, the United States Air Force had decided to bundle the workload for the T-56 engine along with that of the TF-39 and F-100 aircraft engines into one solicitation. On November 12, 1998 NAC filed a complaint in the United States District Court for the Northern California District seeking declaratory and injunctive relief to prevent the Air Force from proceeding with the award of or performance on a contract. NAC has challenged the Air Force's decision to bundle the depot engine and overhaul maintenance requirements for the three unrelated engines into one solicitation. NAC has also alleged that the Air Force has violated the Small Business Reauthorization Act of 1997, the Competition in Contracting Act and the 1998 Defense Authorization Act. On December 4, 1998 the Air Force moved for dismissal of the complaint and for summary judgement against NAC. A hearing on the motion is scheduled for January 9, 1999.

During the quarter ended October 31, 1998, the Company, upon the authorization of an independent member present at a meeting of the Board of Directors, entered into an advisory agreement with a related party, First Equity Development Inc. ("First Equity"). Pursuant to the agreement, First Equity is to provide the Company investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement runs through February 1, 2000 but may be terminated by either party upon 30-days written notice to the other. Under the terms of the agreement, the Company will pay a fee to First Equity for the successful completion of certain transactions (the "Success Fee"), and will reimburse First Equity for its out-of-pocket expenses. The amount of the Success Fee will be established by the independent members of the Board of Directors and will be dependent upon a variety of factors, including, but not limited to, the scope of the services to be provided, the size and type of acquisition, and the successful completion of a transaction. The agreement requires the Company to pay First Equity a $30,000 monthly retainer effective February 1, 1998, which can be applied as a credit against the Success Fee, subject to certain limitations. During the quarter ended October 31, 1998 the Company paid First Equity retainer fees totaling $270,000, all of which can be applied against the Success Fee.

The Company previously reported that NAC was in discussions with the Allison Engine Company ("Allison"), its principal supplier, to renew two of its Authorized Maintenance Center Agreements (the "AMC Agreements"). During the quarter ended July 31, 1998, NAC and Allison signed new AMC Agreements effective retroactive to May 1, 1998 covering the Model 250 and Model T56/501 engines. The new AMC Agreements, both of which expire on December 31, 2000, contain terms and conditions similar to the expired agreements. The renewal fee for each agreement was one dollar.

On April 6, 1998, the Company announced that it had initiated a plan to streamline operations and improve efficiency at NAC (the "Restructuring"). In accordance with this plan, the Company recorded a pre-tax restructuring charge of approximately $1.75 million in the first quarter. In addition, the Company recorded other non-recurring charges of approximately $1.03 million pre-tax. The Company had estimated that annual savings from the Restructuring would approximate $3.4 million on a pre-tax basis. Through October 31, 1998 management estimates that actual savings from the date of the restructuring are in excess of $3.0 million.

The Restructuring included the consolidation of a substantial portion of the Light Turbine business unit to the Long Beach, California facility. This consolidation is expected to bring increased efficiency and focus, as well as improved customer service. The Light Turbine business unit will continue to have its headquarters in Oakland, California.

The Restructuring also included the elimination of approximately 78 positions at the Oakland facility. The reduction in force at Oakland was the result of softness in the Large Flight Engine business unit as well as the consolidation of the Light Turbine operations. The Large Flight Engine business unit's Allison Model T-56 repair and overhaul business had slowed due to the deteriorating financial situation in Asia and a postponement of inputs from customers located primarily in Middle Eastern countries.

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

Results of Operations

Net Sales

Net sales for the quarter ended October 31, 1998 decreased $0.2 million, or 0.5%, to $39.3 million from $39.5 million in the quarter ended October 31, 1997. Net sales from parts and components increased 5.3% from the comparable period of the prior fiscal year while net sales from repair and overhaul activities decreased 6.0% from the comparable period of the prior fiscal year. API has been growing at double-digit rates since it was acquired during the first quarter of the last fiscal year. API's rapid growth rate has been sufficient to offset the weakness in net sales at NAC.

Net sales for the nine months ended October 31, 1998 decreased $2.8 million, or 2.4%, to $111.2 million from $114.0 million for the nine months ended October 31, 1997. Net sales of parts and components increased 7.5% over the comparable period of the prior fiscal year. Net sales of parts and components for the nine months ended October 31, 1998 were favorably impacted by the inclusion of API's results for a full nine months, as compared to approximately eight months in the comparable period of the prior fiscal year. Net sales from repair and overhaul activities decreased 9.8% from the nine months ended October 31, 1997.

Cost of Sales

Cost of sales for the quarter ended October 31, 1998 decreased $0.5 million, or 1.6%, to $32.3 million from $32.8 million in the quarter ended October 31, 1997. As a percentage of net sales, cost of sales decreased 0.8% to 82.1% from 82.9% in the quarter ended October 31, 1997. The decrease in cost of sales was due to lower overall sales volume, the positive impact of the Restructuring and improvements in margins at both API and NAC. In addition, API is a distribution business and, as is typical in such businesses, incurs less direct labor costs than a company such as NAC that performs engine repair and overhaul services, which require a larger potion of direct labor cost.

For the nine months ended October 31, 1998, cost of sales decreased $3.6 million, or 3.8%, to $92.3 million from $95.8 million for the nine months ended October 31, 1997. As a percentage of net sales, cost of sales decreased 1.1% to 83.0% from 84.1% for the nine months ended October 31, 1997. The decrease in the percentage of cost of sales to net sales was due to lower overall sales volume, the positive impact of the Restructuring and improvements in margins at both API and NAC. In addition, API is a distribution business and, as is typical in such businesses, incurs less direct labor costs than a company such as NAC that performs engine repair and overhaul services, which require a larger portion of direct labor cost.

Gross Profit

Gross profit for the quarter ended October 31, 1998 increased $0.3 million, or 4.4%, to $7.1 million from $6.8 million in the quarter ended October 31, 1997. As a percentage of net sales, gross profit increased 0.8% to 17.9% from 17.1% in the quarter ended October 31, 1997. The increase in gross profit was due to the positive impact of the Restructuring and the increase in the proportion of the Company's net sales of parts and components relative to net sales from repair and overhaul activities.

For the nine months ended October 31, 1998 gross profit increased $0.8 million, or 4.5%, to $18.9 million from $18.1 million for the nine months ended October 31, 1997. As a percentage of net sales, gross profit increased 1.1% to 17.0% from 15.9% for the nine months ended October 31, 1997. The increase in the percentage of gross profit to net sales also was due to the positive impact of the Restructuring and an increase in the proportion of the Company's net sales of parts and components relative to net sales from repair and overhaul activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended October 31, 1998 increased $1.1 million, or 25.6%, to $5.4 million from $4.3 million in the quarter ended October 31, 1997. Approximately 82% of the increase is due to costs associated with API's growth, including the operation of API's new facility, additional advertising and marketing costs incurred by both API and NAC to pursue new business opportunities, and legal and other costs incurred in connection with the Company's protest of the U.S. Air Force's acquisition strategy for the privatization of the Kelly Air Force Base Propulsion Business Area ("Kelly PBA").

For the nine months ended October 31, 1998, selling, general and administrative expense increased $3.9 million, or 34.8% to $15.1 million from $11.2 million in the nine months ended October 31, 1997. Approximately 86% of the increase is attributable to the inclusion of API's results for a full nine months, as compared to approximately eight months in the comparable period of the prior fiscal year, costs associated with API's growth, including the operation of API's new facility, additional advertising and marketing costs incurred by both API and NAC to pursue new business opportunities, and legal and other costs incurred in connection with the Company's protest of the U.S. Air Force's acquisition strategy for the privatization of the Kelly Air PBA.

As API maintains its rapid rate of growth, management expects that selling, general and administrative costs will increase accordingly.

Interest Expense

Interest expense for the quarter ended October 31, 1998 increased $0.3 million to $0.5 million from $0.2 million in the quarter ended October 31, 1997. The increase was attributable principally to higher average borrowings under NAC's credit facility as a result of increased working capital needs, and borrowings to support growth and increased service levels at API.

Interest expense for the nine months ended October 31, 1998 increased $0.2 million to $1.3 million from $1.1 million for the comparable period of the prior fiscal year. The increase was attributable principally to higher average borrowings under NAC's credit facility as a result of increased working capital needs, and borrowings to support growth and increased service levels at API.

Provision/(Benefit) for Income Taxes

Management estimates that the Company's effective income tax rate for the quarter and nine months ended October 31, 1998 is 30%. The effective income tax rate for the quarter and nine months ended October 31, 1997 was 25%. The Company's effective tax rate is less than statutory rates due to benefits that the Company expects to derive from the implementation of certain tax saving strategies.

Net Income/(Loss)

For the quarter ended October 31, 1998 net income was approximately $0.8 compared to $1.6 million for the comparable period of the prior fiscal year. The decrease in net income was due to the factors described above.

The Company incurred a net loss of $0.2 million for the nine months ended October 31, 1998 after the Restructuring charge and other non-recurring charges totaling $2.8 million pre-tax. This compares to net income of approximately $4.2 million for the comparable period of the prior fiscal year. (Results for the prior year include an extraordinary item and preferred dividends totaling $0.1 million.) The decrease is due to the factors described above.

Extraordinary Item

No extraordinary charge was incurred during the three and nine months ended October 31, 1998. During the nine months ended October 31, 1997 the Company recorded an extraordinary charge of $0.1 million, net of associated income tax benefit. The extraordinary charge reflected a write-off of costs associated with the early extinguishment of certain debt.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from its working capital needs, principally inventory and trade receivables, and investments in plant and equipment.

The Company's cash used in operations for the nine months ended October 31, 1998 was $3.7 million, compared to $7.1 million for the nine months ended October 31, 1997. Cash used in investing activities during these same periods was $4.0 million and $12.5 million, respectively. Investment activities during the nine months ended October 31, 1998 consisted entirely of the purchase of machinery and equipment, while cash used in investing activities during the nine months ended October 31, 1997 was due almost entirely to the acquisition of the API Business. Cash generated by financing activities during the nine months ended October 31, 1998 was $7.6 million, compared to $20.3 million for the nine months ended October 31, 1997. Cash generated by financing activities during the nine months ended October 31, 1997 includes the positive impact of the Offering, offset by debt repayments of approximately $18.7 million.

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

Borrowings under NAC's $40.0 million credit facility totaled approximately $16.5 million at October 31, 1998. During the quarter ended April 30, 1998, API entered into a new $10.0 million revolving credit facility. At October 31, 1998, borrowings under this facility approximated $5.0 million.

The initial term of NAC's credit facility is through May 15, 1999. A termination prior to that date will trigger a prepayment penalty of 1% of the total facility. Thereafter, provided that NAC is in compliance with the terms, conditions and covenants contained in the credit agreement, the agreement automatically renews for additional one-year periods, and may be terminated without penalty. Historically, management has classified these borrowings as long-term since repayment of the debt has been due more than one year from the date of the Company's financial statements, and the borrowing base supporting this credit facility always has exceeded outstanding borrowings. Management believes that the borrowing base will exceed borrowings for at least the next twelve months. Although this facility expires within the next year, management intends either to renew the existing agreement or replace it with a new facility. Management believes that the Company has the ability to replace the facility in a manner that will not require the use of working capital. Therefore, management continues to classify this obligation as long-term.

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

Based upon current and anticipated levels of operations, the Company believes that borrowings available under the existing lines of credit will be sufficient to meet its current and anticipated cash operating requirements for the foreseeable future, including scheduled interest and principal payments, capital expenditures, the acquisition of the Preferred Stock, and working capital needs.

Year 2000

The Company is  currently  working to resolve the  potential  impact of the Year
2000  on  the  processing  of   date-sensitive   information  by  the  Company's
computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs and systems that have time-sensitive software may be unable to interpret dates beyond the year 1999. This could result in miscalculations and/or system failures, causing disruptions of operations controlled by such systems or devices.

The Company and each of its operating subsidiaries have conducted comprehensive reviews of their systems and have developed plans to address any possible issues related to the impact of the Year 2000 problem on both information technology ("IT") and non-IT systems (e.g., embedded technology). These plans address the Year 2000 issue in multiple phases, including (i) determining an initial inventory of the Company's systems, equipment, vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessing and prioritizing of inventoried items to determine risks associated with their failure to be Year 2000 compliant, (iii) testing of systems and equipment to determine Year 2000 compliance, and (iv) remediating and implementing systems and equipment. For those systems which the Company determines are not currently Year 2000 compliant, implementation of the required changes is expected to be completed during the next fiscal year.

As of October 31, 1998 all critical hardware and software systems utilized by the Company have been tested and/or verified as either Year 2000 compliant or appropriate remediation was taken or will be taken to effect compliance. Certain non-critical software systems were determined not to be Year 2000 compliant and have been or will be modified or converted to compliant systems. Conversion of additional non-critical systems is in process. Testing systems utilized to verify compliance include the posting to the systems of a date on or after January 1, 2000 as though the date were effective. The Company has tested nearly all of its critical IT and non-IT systems. Any necessary additional modifications or replacements are scheduled to be completed during the fourth quarter of fiscal year 1999 and the first two quarters of fiscal year 2000.

The Company is in the process of contacting its major suppliers and vendors to assess their status relating to Year 2000 readiness and/or compliance, and the potential impact on operations if such third parties are not successful in ensuring that their systems are Year 2000 compliant in a timely manner. The
Company could suffer potential business interruptions and/or incur costs, damages or losses related thereto, if other third parties such as governmental agencies (e.g., Federal Aviation Administration) are not Year 2000 compliant. The Company is unable to determine at this time whether it will be materially affected by the failure of any of its suppliers, vendors or other third parties to be Year 2000 compliant.

A failure by the Company, its major suppliers or vendors, or any third party with which the Company interacts, to resolve a material Year 2000 issue could result in the interruption in, or failure of, certain normal business activities or operations and could materially and adversely affect the Company's financial condition, results of operations and cash flows. The Company is currently assessing those scenarios in which unexpected failures could have a material adverse effect on the Company and anticipates that it will develop contingency plans, as deemed appropriate, designed to deal with such scenarios. Based on current plans and assumptions, the Company does not expect that the Year 2000 issue will have a material adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 issue, however, there can be no assurance that all Year 2000 issues will be foreseen and corrected on a timely basis, or that no material disruption to the Company's business operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communications, postal, transportation, or financial systems) necessary for the ordinary conduct of business.

Costs associated with the Company's Year 2000 compliance effort, including consulting costs and costs associated with internal resources used to modify existing systems in order to achieve Year 2000 compliance, are charged to expense as incurred. Management estimates that the expenditures relating to the Company's Year 2000 compliance effort will total approximately $400,000. Through October 31, 1998 management estimates that approximately $200,000 has been spent addressing this issue. The remainder is expected to be spent over the next two to three quarters. The Company does not separately track internal costs of the Year 2000 compliance effort. The anticipated costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant systems. Management does not expect the financial impact of making the required system changes to be material to the Company's overall consolidated financial position.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company's business exposes it to possible claims for personal injury, death or property damage which may result from a failure of engines serviced by the Company or spare parts sold by it. The Company takes what management believes to be adequate precautions to ensure the quality of the work the Company performs and the traceability of the aircraft spare parts which it sells. The Company maintains what, in the opinion of management, is adequate liability insurance to protect the Company from such claims.

On August 31, 1998 the Company was served with a complaint asserting wrongful death claims deriving from the crash of a Nomad 24 type aircraft on February 12, 1996 in Port-au-Prince, Haiti. The complaint was filed with the district court of Harris County, Texas on February 12, 1998. The complaint is very similar to that which the Company received in March 1998 and which has previously been described in Form 10K as filed.

In December 1997, NAC was added as a defendant to an amended complaint filed in Superior Court, Los Angeles County, California, by plaintiff, H.S. Hubscrauberservice, wherein they asserted claims based upon fraud, deceit, negligent misrepresentation and breach of express and implied warranty against non-NAC defendants deriving from the sale of an allegedly defective helicopter. The plaintiff has asserted that NAC is liable as a successor in interest to California Airmotive Group and other non-NAC corporate defendants. On August 28, 1998, the Superior Court for Los Angeles County dismissed the plaintiff's claims against NAC for fraud, deceit, negligent misrepresentation and breech of implied warranty. NAC sought to dismiss the remaining portion of the complaint which asserts express warranty claims, but its motion was denied. A trial date has been set for January 25, 1999. The Company maintains product liability coverage which, while providing coverage for certain litigation costs, does not provide coverage for warranty claims.

In 1997, a former director and officer of the Company initiated litigation in the Alameda County Superior Court, California, against the Company, NAC, Aaron
P. Hollander, Michael C. Culver, First Equity and First Equity Group Inc. FAS Inc. also was named as a defendant in October 1998. This litigation alleges wrongful termination, breach of contract, and various acts of fraud, deceit and misrepresentation and seeks various damages, as well as common shares of the Company. This litigation relates to the termination of the employment of the plaintiff by the Company, NAC and First Equity, and compensation matters relating to employment of plaintiff and the claim by plaintiff of entitlements to a portion of the outstanding shares of the Company.

On October 23, 1998, the defendants served and filed a motion for summary judgment seeking dismissal of all of the plaintiff's claims. On November 4, 1998, the Court denied the defendants' motion. A trial date has been set for February 11, 1999.

While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from these matters will not have a material effect on the Company's financial position, liquidity or results of operations after giving effect to provisions already recorded.

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on September 23, 1998, the following proposals were adopted by the margins indicated.

      (1) To elect two directors for a term to expire at the Annual Meeting of Shareholders in the year 2001.

                                               Votes For          Votes Withheld
                                               ---------          --------------
             Michael C. Culver                 8,877,832              13,227
             Robert L. Kirk                    8,877,832              13,227

            Joshua S. Friedman, Aaron P. Hollander, Robert L. Kirk and John A. Marsalisi continued to serve as directors of the Company after the annual meeting of shareholders.

      (2) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended January 31, 1999.

                     Votes For             Votes Against         Votes Abstained
                     ---------             -------------         ---------------
                     8,886,400                3,500                   1,159

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number                       Description of Exhibit
------                       ----------------------
10.40             Advisory  Agreement  between First  Aviation  Services Inc.
                  and First Equity  Development Inc., dated September 23, 1998.

27.1              Financial Data Schedule

(b) Reports on Form 8-K.

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           First Aviation Services Inc.
                                                  (Registrant)

Date: December 14, 1998                   /s/ Michael C. Culver
                                          --------------------------------------
                                          Michael C. Culver,
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)


Date: December 14, 1998                   /s/ John A. Marsalisi
                                          --------------------------------------
                                          John A. Marsalisi,
                                          Vice  President,  Secretary,  Director
                                          and Chief Financial Officer (Principal
                                          Financial and Accounting Officer)