Form 10-K
period 1999-01-31
FIRST AVIATION SERVICES INC
filed 1999-05-03
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)

__X__ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the fiscal year ended January 31, 1999

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from__________ to___________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days or for such short period that the registrant was subject to such filing requirements. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates as of April 23, 1999 was approximately $39,383,295

The number of shares outstanding of the registrant's common stock as of April 23, 1999 was 9,001,896 shares.

                    Documents incorporated by reference: None

                                     PART I

Item 1.  Business

General

      First Aviation Services, Inc. ("First Aviation" or the "Company") is a worldwide leader in providing services to aircraft operators of some of the most widely used military, commercial, and general aviation aircraft engines in the world, including the Lockheed Martin C-130 Hercules and P3C Orion aircraft and a large variety of aircraft and helicopters powered by light turbine engines. The Company's operations include repair and overhaul of gas turbine engines and accessories, remanufacturing of engine components and accessories, and redistribution of new and remanufactured parts and components. The Company has become one of the leading suppliers of aircraft engine parts and other aircraft parts and components to the general aviation industry worldwide, while at the same time extending its third party logistics and inventory management services to the commercial airline market.

      On April 29, 1999, the Company announced that it would explore ways of enhancing shareholder value, including the potential sale of the Company's subsidiary, NAC.

      First Aviation was formed in March 1995 to acquire all of the stock of National Airmotive Corporation (NAC). The acquisition was completed on June 1, 1995, and was accounted for under the purchase method of accounting. Through NAC, the Company provides repair and overhaul services for several aircraft engine types, including: (i) engines manufactured by the Allison Engine Company ("Allison"), a subsidiary of Rolls Royce USA, that power the Lockheed Martin C-130 "Hercules" cargo aircraft, the most popular cargo aircraft in the world,
(ii) the engines employed on most light helicopters, and (iii) industrial turbine engines used primarily for power co-generation and gas transmission. NAC is an industry leader in the remanufacture of serviceable engine parts and components for use in engine overhauls.

      On March 5, 1997, Aircraft Parts International Combs, Inc., a majority owned subsidiary of the Company ("API Combs"), completed the acquisition of Aircraft Parts International ("API") from AMR Combs, Inc. ("AMR Combs"). The acquisition was accounted for under the purchase method of accounting. API distributes more than 100 major product lines of aircraft parts and components. API Technologies, API's licensed repair station, offers brake and starter generator overhaul services, and is an authorized hose assembly manufacturing facility. Through API, the Company distributes and supplies aircraft engine parts and components to the aviation industry worldwide.

      The API acquisition was an initial step in meeting the Company's goal of participating in the consolidation of the aviation services industry. API expanded the Company's services to the general aviation and airline market, thereby allowing the Company to leverage its repair, overhaul and remanufacturing expertise to a new customer base.

     The Company has benefited from certain industry trends that favor independent repair and overhaul and aircraft providers including: (i) increased outsourcing of repair and overhaul services by engine operators as they seek to reduce operating costs and turnaround time, (ii) increasing consolidation among repair and overhaul and parts providers as engine operators reduce the number of providers used for these services, (iii) increased emphasis on the traceability of aircraft parts which has, in turn, increased the required sophistication of information systems used by parts distributors and engine overhaul shops, (iv) growing demand for remanufactured parts as engine operators seek to lower costs of repair and overhaul services, (v) increasing aviation activity which, in turn, increases the demand for repair and overhaul services; and (vi) increased demand by aircraft operators for third parties to manage and maintain parts and component inventories so that aircraft operators may reduce their parts and components inventories and the costs associated with managing inventory.

The Company's executive officers are located at 15 Riverside Avenue in Westport, Connecticut and can be reached via e-mail at first@firstaviation.com.

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

Industry Overview

      The Company believes that the current annual worldwide market for new and used spare engine parts and spare aircraft parts is approximately $20.0 billion, of which $1.3 billion is supplied to the general aviation market. The aviation parts and component market is highly-fragmented with a limited number of large, well-capitalized companies selling a broad range of aircraft spare parts, and numerous smaller competitors serving niche markets. The Company, through API, serves the general aviation sector of this market, airlines, fixed base operators (FBOs), business aviation, helicopter and recreational operators.

      Aviation Parts Sales and Logistics. The Company, principally through API, sells more than 100 product lines and 80,000 new and factory reconditioned parts and components to professional aircraft maintenance organizations, aircraft operators, including fleet operators, and FBOs. The parts are FAA approved and are acquired from small, specialized manufacturers as well as major original equipment manufacturers such as Allison, Champion Aviation Products, Goodyear, Michelin, B.F. Goodrich, General Electric, Textron Lycoming, Teledyne Continental, Parker Hannifin, AlliedSignal, Piper and Cessna. Most of the aforementioned suppliers are committed to servicing aftermarket customers solely through wholesale distributors such as API. Distributors add value to commonly available products by offering immediate availability, broad product lines, technical assistance and other value added services. API does not have any long-term agreements or commitments from the original equipment manufacturers from whom it purchases parts and is dependent on these manufacturers for access to parts for resale. API also provides logistic services to aircraft operators.

     Competition in the parts and components distribution market is generally based on price, availability of product and quality, including traceability. NAC is an Allison Authorized Maintenance Center (an "AMC"). The Company's major competitors include Allison, Rolls Royce and other AMC's. API's major competitors include Aviall, Inc., AAR Corporation and Cessna Aircraft Company (a subsidiary of Textron). There also is substantial competition, both domestically and overseas, from companies who focus on regional/niche markets, or on market segments of secondary interest. Examples of these companies include Satair A/S, Superior Air Parts, Inc., Avteam and Omaha Aircraft Supply.

      NAC Sales of Remanufactured Engine Components and Accessories. Traditionally, overhaul companies remanufactured select components from a particular engine for reinsertion into the same engine. In recent years, however, a market for rotable remanufactured parts has emerged, due primarily to engine owners becoming more value-sensitive and more willing to purchase a remanufactured part at a substantial discount to the cost of a new part. The Company has increased its focus on the remanufacture of components and accessories as a separate segment of its business, apart from its overhaul business.

     NAC's significant competitors in this market include Standard Aero and Dallas Airmotive. The Company believes that the primary competitive factors in this marketplace are price, quality, engineering and availability. The Company has engineered and developed a significant number of Engineering Authorities, which are proprietary in nature. An Engineering Authority is an approved procedure for repairing a particular part. Due to its advanced systems, technology and years of expertise in Allison component remanufacturing, the Company believes its competes favorably with regard to such factors.

      Engine Repair and Overhaul. The Company believes that the current annual worldwide market for gas turbine engine repair and overhaul services is in excess of $6.5 billion. Gas turbine engines are used to power aircraft and marine vessels, and to generate electricity for industrial applications. Repair and overhaul services are performed by engine operators, engine manufacturers, and independent operators such as the Company. The engine repair and overhaul market is highly fragmented with numerous service providers, competing primarily on the basis of price, quality and turnaround time. The repair and overhaul of aircraft engines and engine components is regulated by governmental agencies throughout the world, including the U.S. Federal Aviation Administration (the "FAA"), the Joint Airworthiness Administration (the "JAA") and the U.S. Department of Defense (the "DOD"), and is supplemented by engine manufacturers' guidelines which generally require that engines be overhauled and certain engine components be replaced after a certain number of flight hours and/or cycles (take-offs and landings). Many aircraft operators have recognized that outsourcing of engine repair and overhaul services is an opportunity to reduce operating costs and lower turnaround times. Outsourcing allows operators to benefit from the expertise of service providers, such as the Company, who have developed proprietary repair schemes and achieved economies of scale unavailable to individual operators. As operators continue to become more cost and value conscious, and as modern aircraft engines become increasingly more sophisticated, the Company expects the trend to outsourcing to continue.

     Engine Repair and Overhaul. NAC is an AMC for Allison Models 250 and T56/501. In the repair and overhaul market for Allison Models 250 and T56/501, NAC competes primarily with other independent operators, including other AMC's located throughout the world. Management believes that its most significant competitors in this market include: Standard Aero of Winnipeg, Canada; Dallas Airmotive in the United States; Hunting in the

United Kingdom; and Singapore Aerospace of Singapore, each of which is an AMC in one or more product lines. In addition, OEM's may establish joint ventures to compete for large contracts that are subject to bid. Certain international competitors of the Company have the advantage of a monopoly on their country's military contracts for repair and overhaul of the engines serviced by the Company. In the market for repair and overhaul of other lines serviced by the Company, including Pratt & Whitney Canada and McDonnell Douglas, the Company competes against the original equipment manufacturers as well as other independent operators. Many of the Company's competitors have financial resources substantially greater than those of the Company, and have a longer and more extensive record of repair and overhaul work relative to that of the Company on the Pratt & Whitney Canada engine lines, and McDonnell Douglas helicopter lines.

      Increasing Consolidation. The Company believes that customers are increasingly seeking the services of larger, more sophisticated and better-capitalized service providers. In order to reduce costs, satisfy increased governmental regulatory scrutiny, streamline buying decisions and assure quality, engine operators are seeking to reduce the number of providers that are used both for repair and overhaul and parts supply services. As modern aircraft engines become more sophisticated, so do the repairs, parts and component requirements for such engines. At the same time, operators have become more sensitive to quick turnaround times. As a result, the Company believes that engine operators increasingly select those service providers that have made a significant capital commitment toward developing proprietary repair schemes and acquiring remanufacturing equipment and inventories and, therefore, are capable of providing higher quality and more timely services than under-capitalized competitors can offer. Additionally, the increasing costs of technology and inventory levels required to compete effectively has made entry into and continued success in the industry more difficult and expensive. The Company believes that well-capitalized, technologically sophisticated providers capable of offering a wide range of services will benefit from this consolidation trend. During the past year, a number of service providers have consolidated or combined their operations. This is a trend that the Company believes will continue.

Computer-based Advanced Remanufacturing System (CARS)

      The Company has made substantial expenditures to develop CARS. CARS has been in use for approximately four years. The system consists of two parts; an automated inspection and routing system and a remanufacturing variable control system. The Company has copyrighted its self-developed object-oriented software.

      CARS enables NAC to shorten turnaround times, increase output and improve inventory management by allowing NAC to manage and control the process of detailed parts inspection, material requisitioning, and work order scheduling and release, and reduce costs by eliminating duplication of work and errors in the ordering of parts. The system's database contains much of the information required to perform engine inspection activities, including illustrated parts catalogues. This has largely eliminated the need to update parts catalogues manually and allows an engine inspector using a personal computer located at his workstation to (i) refer to computer based parts manuals and catalogues to identify needed parts, (ii) access and check on the availability in inventory of needed parts, (iii) requisition needed parts from inventory and schedule the time for delivery of the parts to repair and overhaul mechanics and (iv) create and record an audit trail for all inspected parts and processes. These features of the system have substantially reduced total detailed engine inspection time required in the overhaul process.

Principal Supplier

      NAC principally services gas turbine engines manufactured by Allison. For the year ended January 31, 1999 the Company derived more than 53% of its revenues from the repair and overhaul of Allison engines and Allison part sales. For the year ended January 31, 1998, the Company derived more than 66% of its revenues from the repair and overhaul of Allison engines and Allison part sales. Prior to that, the Company derived greater than 90% of its revenues from Allison related services and parts sales. The decrease in reliance on Allison is due principally to the acquisition and growth of API and the use of remanufactured materials.

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

      ISO/9001and 9002 Certification. During the fiscal year ended January 31, 1998, the Company's Oakland, California facility became the first independent repair and overhaul facility in the world to receive ISO/9001 certification. NAC has also been certified by the DOD to the ISO/9001 Standard for performance of work on DOD contracts. In March 1999, the Company's Memphis, Tennessee facility obtained ISO/9002 certification.

Customers

      The Company provides repair and overhaul services and sells parts to more than 300 customers, which include both foreign and U.S. militaries, air cargo carriers, major industrial corporations and others.

      During the quarter ended October 31, 1998, NAC was awarded a contract by the United States Navy for the repair and overhaul of the majority of the Navy's Allison T-56 engine fleet that previously had been overhauled at the Kelly Air Force Base. After the expiration of the initial one-year term of the contract, the Navy may exercise options to extend the contract for four additional one-year periods, depending upon its needs and NAC's performance under this contract. Revenues over the first twelve months of the contract are estimated to be approximately $11 million, and may be as high as $35 million. The total value of the contract, assuming all options are exercised, is estimated to range from approximately $65 million to $189 million. The Company commenced work under the contract during the fourth quarter of the fiscal year ended January 31, 1999.

      During the years ended January 31, 1999, 1998 and 1997, respectively, the Company's top 10 customers accounted for approximately 26%, 31% and 45% of revenues. During the year ended January 31, 1999, purchases by the U.S. Government accounted for approximately 11.7% of the Company's revenues. During the year ended January 31, 1998, no single customer's purchases exceeded 10% of the Company's revenues. During the year ended January 31, 1997, revenues from System Control Technologies represented 12.3% of Company's operating revenues.

Backlog

      As of January 31, 1999 and 1998, the total contract price of the backlog of orders for repair and overhaul services was approximately $31.0 million and $20.3 million respectively. Backlog is measured by reference to the open sales orders for engines and modules located on the Company's premises. The Company does not include engines and modules under contract or in shipment to NAC.

Regulation

      Through regulatory bodies such as the FAA and DOD, governments around the world require all aircraft and engines to follow defined maintenance programs to ensure airworthiness and safety. Such programs are developed by the original equipment manufacturer in coordination with the regulatory body. The DOD's regulatory program for engines used by the armed services is separate and apart from the FAA procedures. The maintenance of industrial engines used in power plants is relatively unregulated, except when such maintenance is performed for the government. The Company has certifications from the FAA and the JAA covering its repair and overhaul facilities. Under the authority of these certifications, the Company is permitted to service all Allison engine lines, the Pratt & Whitney Canada PT6 and its other product lines. The DOD requires that parties servicing aircraft engines for branches of the U.S. armed services comply with applicable government regulations, and the DOD continually reviews the operations for compliance with applicable regulations.

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

Environmental Matters and Proceedings

      The Company's operations are subject to extensive federal, state and local environmental laws and related regulation by government agencies, including the United States Environmental Protection Agency (the "EPA"), the California
Environmental Protection Agency and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials, the health and safety of workers, and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company believes that it is in material compliance with all federal, state, and local laws and regulations governing its operations. The Company does not anticipate that any material capital expenditures will be required during fiscal year 2000 in order to maintain compliance with the federal, state and local laws and regulations.

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

Employees

      As of January 31, 1999, approximately 510 persons were employed on a full-time basis by the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Item 2.  Properties

      The Company operates within the following facilities:

                                                                         Square     Lease
Location             Entity             Description                      Footage    Expiration
--------             ------             -----------                      -------    ----------

Westport, CT         First Aviation     Executive offices                  2,000      2007

Oakland, CA (1)      NAC                Allison engine repair and
                                        overhaul shop and offices        157,000      2015

Long Beach, CA       NAC                Allison engine and Pratt
                                        & Whitney PT6 repair and
                                        overhaul, maintenance of
                                        McDonnell Douglas helicopter
                                        components                        28,500      1999

San Leandro, CA      NAC                Warehouse                          8,900      1999

Houston, TX (2)      NAC                Repair of industrial engines      15,000     Owned

Memphis, TN          API                Distribution/sales                88,000      2013

Calgary, Canada      API, Ltd.          Sales                              3,200      2003

(1) NAC owns the buildings at this location but leases the land on which the structures are located.

(2) In November 1997, the Company purchased a 15,000 sq. foot facility in Houston Texas. The property includes a two bay test cell that the Company is in the process of outfitting with the appropriate test equipment. The facility will support the Company's capabilities in the industrial engine market. The test cell is expected to be fully operational in June 1999. The Company is presently using the facility to support staff in Houston who provide field and overhaul services to gas turbine users for engines manufactured by Allison Engine Co.

Item 3.  Legal Proceedings

      In March 1999, the jury decided in favor of the Company in litigation brought by John F. Risko, a former director and manager, initiated in June 1997 against the Company, National Airmotive Corporation, Aaron P. Hollander, Michael
C. Culver, First Equity Development Inc. and First Equity Group Inc. The Plaintiff's allegations of wrongful termination, breach of contract, and various actions of fraud, deceit and misrepresentation were dismissed. The plaintiff had sought various damages as well as common shares of the Company. On a separate count, the jury, in a split decision, awarded the plaintiff a cash bonus of $200,000. During the quarter ended January 31, 1999, the Company, accrued $3.1 million for the costs of defending itself and its Directors against these claims. The accrual includes legal fees incurred through January 31, 1999, completion of the trial, expert testimony, out-of-pocket costs, and the costs of an appeal. The Company is pursuing recovery of these costs in accordance with the terms of a Directors and Officers Insurance Policy. The amount of recovery, if any, is not ascertainable at this time. Any recovery will be reflected in future periods.

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

      The Company is also involved in various matters relating to compliance with regulations governing services performed for U.S. military aircraft and environmental regulations. Among the agencies which oversee the Company's business activities are the Federal Aviation Administration, the Department of Defense, the Environmental Protection Agency and the Defense Contract Audit Agency. See also Item 1, "Business-Environmental Matters and Proceedings."

      The Company is involved in certain other claims and lawsuits relating to personnel matters which are incidental to its operations. Management does not believe that the ultimate resolution of any of the foregoing claims will have a material adverse effect on the Company's business, financial condition or results of operations.

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

          Fiscal Year Ended                            Fiscal Year Ended
           January 31, 1999                             January 31, 1998
--------------------------------------        ----------------------------------
                     High       Low                             High       Low
First Quarter        7 1/4      5 1/2         First Quarter     11 3/4     8
Second Quarter       6 1/62     4 7/32        Second Quarter    11 1/8     8 1/4
Third Quarter        5 7/8      4 1/8         Third Quarter     11         7 5/8
Fourth Quarter       5          4 1/16        Fourth Quarter    8 3/4      5 7/8

      Holders. As of April 23, 1999, there were approximately eighteen holders of record of the Company's common stock.

      Dividends. The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansions, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any current or future debt obligations, as well as other factors that the Board of Directors deems relevant. In addition, API's and NAC's credit facilities prohibit the payment of cash dividends except with the applicable lender's consent.

Item 6.  Selected Financial Data

      The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                                                                        Twelve
(All amounts in thousands, except per          Fiscal Year  Fiscal Year  Fiscal Year    Months
 share amounts)                                   Ended        Ended        Ended        Ended
                                               January 31,  January 31,  January 31,   January 31,
                                                  1999        1998 (1)       1997       1996 (2)
                                               -----------  -----------  -----------   -----------
Statement of Operations Data:
   Net sales                                    $ 153,740    $ 153,642    $ 104,236    $  92,857
   Cost of sales                                  126,456      130,433       89,426       81,199
                                                ---------    ---------    ---------    ---------
   Gross profit                                    27,284       23,209       14,810       11,658
   Selling, general and administrative             21,662       14,827        9,881        8,578
      expenses
   Non-recurring charges (3)                        6,178         --           --           --
                                                ---------    ---------    ---------    ---------
   Income (loss) from operations                     (556)       8,382        4,929        3,080
   Interest expense                                 1,830        1,842        3,470        3,249
   Interest Income                                    (15)        (357)        --           --
   Other expense                                       42           38         --            801
                                                ---------    ---------    ---------    ---------
   Income (loss) before taxes and
      extraordinary items                          (2,413)       6,859        1,459         (970)
   Income tax expense (benefit)                      (699)       1,500         --             90
                                                ---------    ---------    ---------    ---------
   Income (loss) before extraordinary item         (1,714)       5,359        1,459       (1,060)
   Extraordinary item (4)                            --           (108)        (864)        --
                                                ---------    ---------    ---------    ---------
   Net income (loss)                            $  (1,714)   $   5,251    $     595    $  (1,060)
                                                =========    =========    =========    =========

Dividends on preferred stock (5)                     --             11          132
                                                ---------    ---------    ---------
Net income available to common stockholders     $  (1,714)   $   5,240    $     463
                                                =========    =========    =========

Net income (loss) per common share:
   Basic net income per common share before
     extraordinary item                         $   (0.19)   $    0.63    $    0.37
   Extraordinary item                                --          (0.01)       (0.24)
                                                ---------    ---------    ---------
   Basic net income per common share            $   (0.19)   $    0.62    $    0.13
                                                =========    =========    =========

Weighted average shares outstanding                 8,973        8,432        3,557

   Net income (loss) per common share -
     assuming dilution - before extraordinary   $   (0.19)   $    0.61    $    0.26
     item
   Extraordinary item                                --          (0.01)       (0.17)
                                                ---------    ---------    ---------
Adjusted net income per common share -
     assuming dilution                          $   (0.19)   $    0.60    $    0.09
                                                =========    =========    =========
Weighted average shares outstanding and
     assumed conversions                            8,973        8,698        5,194

Balance Sheet Data:
   Working capital                              $  47,093    $  53,735    $  37,487    $  31,413
   Total assets                                    97,089       82,523       62,372       60,384
   Short-term line of credit                        8,850         --           --           --
   Current portion of long-term debt                 --           --          1,100        1,970
   Long-term debt, less current portion            13,907       13,866       32,794       27,005
   Other long-term liabilities                      1,443        1,041        2,119        3,601
   Series A Preferred Stock                          --           --          1,650        1,650
   Total stockholders' equity                   $  44,381    $  45,957    $   6,281    $   4,186

Notes to Selected Financial Data

(1) The financial information for the year ended January 31, 1998 includes the results of API, which was acquired on March 5, 1997. See "Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources".

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

                                   Predecessor  First Aviation  Twelve-months
                                     2/1/95 -       6/1/95 -         Ended
                                      5/31/95       1/31/96     January 31, 1996
                                   ------------  -------------- ----------------

Net sales                            $ 24,338       $ 68,519       $ 92,857
Cost of sales                          23,809         57,390         81,199
                                     --------       --------       --------
Gross profit                              529         11,129         11,658
Selling general and administrative
  expenses                              3,229          5,349          8,578
                                     --------       --------       --------
Income (loss) from operations          (2,700)         5,780          3,080
Interest expense                          644          2,605          3,249
Other expense                             801           --              801
                                     --------       --------       --------
Income (loss) before tax and
  extraordinary                        (4,145)         3,175           (970)
item
Income tax expense (benefit)           (1,210)         1,300             90
                                     --------       --------       --------
Net income (loss)                    $ (2,935)      $  1,875       $ (1,060)
                                     ========       ========       ========

     Due to the change in ownership and equity structure, income (loss) per share data for these periods cannot be presented meaningfully.

(3) During fiscal year ended January 31, 1999 the Company incurred certain non-recurring charges for (i) legal defense and related costs, $3,100; (ii) severance and termination costs, $1,168; (iii) facility exit costs of $1,110; (iv) fees and expenses of terminated acquisitions, $800.

(4) Represents extraordinary charges of $108, or $0.01 per share, for prepayment penalties for the year ended January 31, 1998, and $864, or $0.24 per share, for the write-off of prepaid financing costs and early extinguishment charges for the year ended January 31, 1997, both in connection with early extinguishments of debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

(5) The calculation of net income per common share requires the deduction from net income of undeclared preferred stock dividends. Accumulated but undeclared preferred stock dividends were $132 for the fiscal year ended January 31, 1997. Net income per common share for all periods, except as shown, cannot be presented meaningfully due to the change in ownership and equity structure.

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

General

      On April 29, 1999, the Company announced that it would explore ways of enhancing shareholder value, including the potential sale of the Company's subsidiary, NAC.

      Net sales consist of revenues derived from the overhaul and repair of aircraft engines, engine components and industrial turbines as well as the sales of parts and components. Net sales generally are recorded when repaired or overhauled engines and components are completed, tested and shipped. Net sales of spare parts and components are recorded when parts are shipped. In the fiscal years ended January 31, 1999, 1998 and 1997, revenues from the servicing, repair and overhaul of gas turbine engines and aircraft components accounted for approximately 54.4%, 59.8% and 81.8% of net sales, respectively, with revenue from the sale of spare parts and components accounting for the remaining 45.6%, 40.2%, and 18.2%, respectively of net sales. The decrease in the percentage of revenues from servicing, repair and overhaul, and the increase in percentage of revenues from the sale of spare parts and components in the years ended January 31, 1999 and 1998 is due to the acquisition and growth of API, which sells principally parts and components.

      During the fiscal year ended January 31, 1999, the Company announced that it had initiated a plan to streamline operations at NAC, and recorded pre-tax non-recurring charges of approximately $2.8 million in the first quarter. The economic impact of the restructuring positively affected results beginning in the third quarter. Annual savings from the plan approximated $3.0 million on a pretax basis.

      In March 1997, the Company completed the acquisition of API. The adjusted purchase price for API was $10.6 million in cash, including expenses of approximately $0.5 million which were incurred in connection with the acquisition. The acquisition was accounted for under the purchase method of accounting as of the closing date. The purchase price, including acquisition costs, was allocated to the assets and liabilities of API based upon their relative fair values. The excess of purchase price paid over the value of the net assets acquired was included in goodwill in the accompanying consolidated balance sheets. The consolidated financial statements of the Company since March 5, 1997 reflect the impact of the results of operations of API as well as the purchase price allocation.

      In conjunction with the acquisition, AMR Combs purchased 10,407 shares of API Combs Series A Cumulative Convertible Preferred Stock, $0.001 par value, at a price of $100 per share. Total proceeds to the Company were $1,041,000. This transaction is accounted for as a minority interest in the consolidated balance sheets. Dividends of $4.00 per share are payable quarterly on the preferred stock. Dividends of $42,000 and $38,000 have been paid during the years ended January 31, 1999 and 1998, respectively, and have been reflected in minority interest in equity of its subsidiary in the consolidated statements of operations.

Results of Operations

      The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent. The results of API are included in the financial information for the fiscal years ended January 31, 1999 and 1998 that is presented and discussed below.

                                                Fiscal Year          Fiscal Year           Fiscal Year
                                                   Ended                Ended                 Ended
                                             January 31, 1999     January 31, 1998      January 31, 1997
                                             -----------------    -----------------     -----------------

Net sales                                         100.0%                100.0%                 100.0%
Cost of sales                                      82.3                  84.9                   85.8
                                                  -----                 -----                  -----
Gross profit                                       17.7                  15.1                   14.2
Selling general and administrative expenses        14.1                   9.7                    9.5
Non-recurring charge                                4.0                    --                     --
                                                  -----                 -----                  -----
Income (loss) from operations                      (0.4)                  5.4                    4.7
Interest expense                                   (1.2)                  1.2                    3.3
Interest income                                      --                  (0.2)                    --
                                                  -----                 -----                  -----
Income (loss) before tax and extraordinary         (1.6)                  4.4                    1.4
   item
Income tax expense (benefit)                       (0.5)                  1.0                     --
                                                  -----                 -----                  -----
Net income (loss) before extraordinary item        (1.1)%                 3.4%                   1.4%
                                                  =====                 =====                  =====

Fiscal year ended  January 31,  1999  compared to fiscal year ended  January 31,
1998

Net sales for the fiscal year ended January 31, 1999 increased to $153.7 million from $ 153.6 million during the fiscal year ended January 31, 1998. Net sales growth of $15.7 million at API was offset by a decline in net sales of $15.6 million at NAC. The decrease in net sales at NAC was due to a decline of 9.8% in sales from engine overhaul and repair and a 32.8% decline in the sale of parts. NAC continued to be adversely affected by the financial deterioration in several countries in Asia and the Pacific Rim. During the fourth quarter of the fiscal year ended January 31, 1999, NAC's revenues from repair and overhaul increased by 1.2% as compared to the fourth quarter of the fiscal year ended January 31, 1998 as the Company commenced performance under a contract with the U.S. Navy.

Costs of sales decreased by $3.9 million, or 3.0%, to $ 126.5 million from the $130.4 million for the fiscal year ended January 31, 1998. As a percentage of net sales, cost of sales decreased to 82.3% from 84.9% for the fiscal year ended January 31, 1998. The decrease in the percentage of cost of sales to net sales was due to the positive impact of the restructuring and improvements in margins at both API and NAC.

Total gross profits increased by $4.1 million to $27.3 million as compared to $23.2 million recorded during the fiscal year ended January 31, 1998. Total gross profits increased to 17.7% of net sales, as compared to 15.1% for the fiscal year ended January 31, 1998. The increase was due to the positive impact of the restructuring and an increase in the proportion of the Company's net sales of parts and components relative to net sales from repair and overhaul activities.

Selling, general and administration expenses increased $6.9 million or 47%. The increase is due to the costs associated with API's growth including the operation of API's new facility, additional marketing costs to pursue new business opportunities, legal and other costs. In addition, API is a distribution and logistics business and, as is typical in such businesses, incurs less direct labor costs and greater selling, general and administrative costs than a company such as NAC, which requires a larger portion of direct labor in the performance of engine repair and overhaul.

During the year, the Company recorded certain non-recurring charges. Included are the costs of employee severance and termination at NAC, $1.2 million, facility exit costs, $1.1 million, the costs incurred in connection with the terminated acquisitions, $0.8 million, and the costs recorded in connection with the defense of the Company and its Directors against claims made by a former director and manager, $3.1 million.

Interest expense of $1.8 million for the fiscal year ended January 31, 1999 is equal to the $1.8 million recorded during the fiscal year ended January 31, 1998. The Company sweeps all cash proceeds nightly in order to minimize interest expense.

Interest income decreased by $0.4 million as interest was received from a customer in the prior year.

Income taxes decreased by $2.2 million to a benefit of $0.7 million as compared to a charge of $1.5 million in the fiscal year ended January 31, 1998. The decline in the tax expense reflects the tax benefit associated with the net loss of the Company.

Net loss of $1.7 million represents a decline in income of $7.0 million from the $5.3 million reported for the fiscal year ended January 31, 1998.

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

Liquidity and Capital Resources

      The Company's cash used in operations for the fiscal years ended January 31, 1999, 1998 and 1997 was $(3.0) million, $(2.2) million, and $(3.7) million, respectively. Cash used for investing during these same periods, including acquisitions, was $(6.0) million, $(13.0) million, and $(1.3) million, respectively, while cash generated by financing activities was $8.9 million, $15.4 million, and $5.1 million, respectively.

      First Aviation's aggregate capital expenditures for the fiscal years ended January 31, 1999, 1998 and 1997 were $6.0 million, $2.4 million, and $1.0 million, respectively, exclusive of acquisition costs of API. Management anticipates that capital expenditures for fiscal year 2000 will aggregate approximately $5.7 million, exclusive of any costs of acquisitions. These expenditures will be used to fund the purchases of tooling, test equipment, and data processing equipment, the construction of a test cell and the expansion and modernizations of the Company's distribution and logistics capabilities. Management expects to fund these capital expenditures from cash flows from operations and from borrowings.

     On April 23, 1998, API entered into a one year $10 million revolving credit facility with Fleet National Bank. Advances under the credit facility bear interest based upon certain market rates plus a premium. Borrowings are limited to specific percentages of eligible accounts receivable and inventories at API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and currently restricts the payment of dividends. Substantially all of API's trade receivables, inventory and equipment are pledged as collateral under the revolving credit facility. Borrowings under this facility amounted to $8.9 million at January 31, 1999 at an interest rate of 6.4%. On April 28, 1999, Fleet National Bank extended the term of the revolving credit facility until July 22, 1999 under the prevailing terms and conditions and committed to extend the line through February 1, 1999.

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

      In June 1996, NAC entered into a $40.0 million credit agreement. Borrowings under this credit facility were used to retire the outstanding debt under NAC's then-existing $30.0 million revolving credit line and term loan. Additionally, the new facility provided funds needed to finance the Company's expansion plans by enabling the Company to acquire an adequate supply of inventory, and to finance receivables. Borrowings are limited to specific percentages of eligible accounts receivable and inventories at NAC. In connection with the refinancing, the Company recorded an extraordinary after tax charge of $864,000 for prepayment penalties and the write-off of the unamortized balance of loan fees.

      Advances under the revolving portion of the credit facility bear interest at LIBOR plus 3.0%. The revolving portion of the credit facility also allows for the issuance of letters of credit up to an aggregate of $2.5 million. At January 31, 1999, borrowings under the revolving portion of the credit facility amounted to $14.0 million and carried an interest rate of 7.45%. The original term of the credit facility is through May 15, 1999. A termination of the facility prior to that date requires the payment of a prepayment penalty of $400,000. Thereafter the agreement automatically renews for additional one-year periods. The agreement automatically renewed on February 16, 1999.

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

      At January 31, 1999, availability under the revolving credit facilities was approximately $20 million.

      In connection with the API acquisition, First Aviation, API Combs and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, AMR Combs agreed that it would not sell its shares of the Preferred Stock or the shares of API Combs common stock into which such Preferred shares are convertible (collectively the "API Acquisition Shares") for a minimum period of three years. API Combs has the right to redeem the API Acquisition Shares at any time. AMR Combs has the right to cause the Company to repurchase the API Acquisition Shares commencing three years after the closing of the API acquisition. The redemption price is equal to the fair market value of the API Acquisition Shares as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the API Acquisition Shares, (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API Combs to a third party, (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API Combs to a third party, and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the API Acquisition Shares. The demand registration rights are not exercisable until three years after the closing of the API acquisition, and, if API Combs has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API Combs may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the API Acquisition Shares. The Company has no plans to cause API Combs to conduct a public offering of its securities.

      The Company believes that its cash flow from operations, combined with borrowings available under its existing and new lines of credit, will be sufficient to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures, preferred dividend requirements and working capital needs through the end of the fiscal year ending January 31, 2000. The Company currently is in compliance with all of its debt covenants.

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

      As of January 31, 1999 all critical hardware and software systems utilized by the Company had been tested and/or verified as either Year 2000 compliant or appropriate remediation was taken or will be taken to effect compliance. Certain non-critical software systems were determined not to be Year 2000 compliant and had been or will be modified or converted to compliant systems. Conversion of additional non-critical systems is in process. Testing systems utilized to verify compliance include the posting to the systems of a date on or after January 1, 2000 as though the date were effective. The Company has tested nearly all of its critical IT and non-IT systems. Any necessary additional modifications or replacements are scheduled to be completed during the first three quarters of fiscal year 2000.

      The Company is in the process of contacting its major suppliers and vendors to assess their status relating to Year 2000 readiness and/or compliance, and the potential impact on operations if such third parties are not successful in ensuring that their systems are Year 2000 compliant in a timely manner. The Company could suffer potential business interruptions and/or incur costs, damages or losses related thereto if other third parties, such as governmental agencies (e.g., Federal Aviation Administration), are not Year 2000 compliant. The Company is unable to determine at this time whether it will be materially affected by the failure of any of its suppliers, vendors or other third parties to be Year 2000 compliant.

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

      Costs associated with the Company's Year 2000 compliance effort, including consulting costs and costs associated with internal resources used to modify existing systems in order to achieve Year 2000 compliance, are charged to expense as incurred. Management estimates that the expenditures relating to the Company's Year 2000 compliance effort will total approximately $400,000. Through January 31, 1999 management estimates that approximately $200,000 has been spend addressing this issue. The remainder is expected to be spent over the next two to three quarters. The Company does not separately track internal costs of the Year 2000 compliance effort. The anticipated costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant systems. Management does not expect the financial impact of making the required system changes to be material to the Company's overall consolidated financial position.

Inflation

      The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States has had or will have a significant effect on its revenues or operations.

Item 7A.  Quantative and Qualitative Disclosures about Market Risks

      Trade receivables are denominated in U.S. dollars, and therefore, do not carry any risk relating to foreign currency fluctuations. Risk relating to receivables arising from export sales is limited through the use of letters of credit or with the purchase of foreign credit insurance.

      Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.

Item 8.  Financial Statements and Supplementary Data

      See Index to Financial Statements, which appears on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The executive officers and directors of the Company are as follows:

Name                     Age    Positions
----                     ---    ---------
Aaron P. Hollander       42     Chairman of the Board

Michael C. Culver        48     President, Chief Executive Officer and Director

John A. Marsalisi        43     Chief Financial Officer, Secretary and Director

Gerald E. Schlesinger    54     Senior Vice President

Philip C. Botana         54     Vice President

Joshua S. Friedman       43     Director

Robert L. Kirk           69     Director

Charles Ryan             48     Director

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

      Gerald E. Schlesinger became Senior Vice President upon his employment by the Company in June 1997. From 1993 to 1997, Mr. Schlesinger was affiliated with the SK Group and served as its Managing Principal. The SK Group provides consulting and management advisory services to its clients. Prior to 1993, Mr. Schlesinger served as Executive Vice-President, CFO and CIO for Butler Aviation.

      Philip C. Botana became a Vice President upon his employment by the Company in June 1998. Prior to joining the Company, Mr. Botana served as Vice President of Operations for Bombardier Aerospace-Business Jet Solutions from July 1997. From 1994 to 1997, Mr. Botana was the President of Botana & Company, an aviation consulting firm. Prior to 1994, Mr. Botana was a Senior Vice President of Signature Flight Support.

      Joshua S. Friedman became a Director in March 1997. Mr. Friedman has been an executive officer of Canyon Capital Management L.P. and various related or predecessor entities ("Canyon Capital") since their inception in 1990. Canyon Capital is a merchant banking and money management firm which Mr. Friedman co-founded and which is an affiliate of Canpartners, a former subordinated creditor and warrant holder of the Company. From 1984 to 1990, Mr. Friedman was an Executive Vice President and Co-Director of Capital Markets of Drexel Burnham Lambert Incorporated. Mr. Friedman currently serves as a member of the Board of Directors of Sunterra Resorts, Inc., a publicly traded developer and operator of timeshare resorts, and several privately held companies and charitable organizations.

      Robert L. Kirk became a Director in March 1997. In 1998, Mr. Kirk retired as the Chairman of British Aerospace Holdings, Inc., an international aerospace corporation. Mr. Kirk had been Chairman since 1992. Mr. Kirk served as Chairman and Chief Executive Officer of CSX Transportation, Inc., the railroad subsidiary of CSX Corporation, from 1990 to 1992, and was Chairman and Chief Executive Officer of Allied-Signal Aerospace Co. from 1986 to 1989. Mr. Kirk is a director of United Defense L.P., a defense contractor, and Harsco Corporation, a diversified industrial company.

     Charles B. Ryan became a Director in March 1997. Since 1986, Mr. Ryan has been the President and Chief Operating Officer of Nordam Group Inc., a manufacturer and overhaul agency of airframe components, nacelles and thrust reversers. Mr. Ryan has been associated with Nordam Group Inc. since 1976. Mr. Ryan is also a Director of F&M Bank & Trust Company.

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

Item 11.  Executive Compensation

                           Summary Compensation Table

      The following table sets forth certain information for the fiscal years ended January 31, 1999, 1998 and 1997, regarding compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and each of the other executive officers of the Company whose compensation exceeded $100,000.



                                                                      Long Term
                                                Annual Compensation   Compensation
                                                -------------------   ------------
                                                                      Securities
                                                                      Underlying
Name and Principal Position        Year          Salary      Bonus    Options
---------------------------        ----          ------      -----    ------------
Philip C. Botana                FYE 1/31/99       $87,500                25,000
Vice President                  FYE 1/31/98           N/A
                                FYE 1/31/97           N/A

Michael C. Culver               FYE 1/31/99      $180,000
Chief Executive Officer         FYE 1/31/98      $180,000
                                FYE 1/31/97       $23,000

John A. Marsalisi               FYE 1/31/99      $155,000
Chief Financial Officer         FYE 1/31/98      $155,000    $20,000      5,000
                                FYE 1/31/97       $20,000                40,000

Gerald E. Schlesinger           FYE 1/31/99      $190,000
Senior Vice President           FYE 1/31/98       $99,167    $40,000     60,000
                                FYE 1/31/97           N/A

                      Option Grants in the Last Fiscal Year

      The following table sets forth information regarding the stock options that were granted during the last fiscal year to each of the officers named in the Summary Compensation Table.

                                Individual Grants

                                           Percent of
                         Number of         Total Options                                     Grant Date
                         Securities        Granted to                                        Present
                         Underlying        Employees in     Exercise of                      Value Per
Name                     Options Granted   Fiscal year      Base Price    Expiration date    Share (1)
----                     ---------------   -----------      ----------    ---------------    -----------
Philip C. Botana           25,000           28.3%              $6               2008           $1.90
Michael C. Culver            None            N/A              N/A                N/A             N/A
John A. Marsalisi           5,000            5.7%              $6               2008           $1.90
Gerald E. Schlesinger      10,000           11.3%              $6               2008           $1.90

(1) Present value on the grant date was determined by using the Black-Scholes option-pricing model. The model as applied used the applicable grant date, the exercise price as shown in the table and the fair market value of the Company's Common Stock on the grant date. The model assumed (i) a risk-free return of 6.0%, (ii) a dividend yield of 0%, (iii) an average volatility factor of 0.516 and (iv) the exercise of all options on the final day of their 10-year terms. No discount from the theoretical value was taken to reflect the waiting period prior to vesting, the limited transferability of the options, and the likelihood of the options being exercised in advance of the final day of their terms. There is no assurance that the values actually realized upon the exercise of these options will be at or near the present values shown in the tables as of the date of grant. The Black-Scholes option pricing model is a widely used mathematical formula for estimating option values that incorporates various assumptions that may not hold true over the 10-year life of these options. For example, assumptions are required about the risk-free rate of return as well as the dividend yield and the volatility of the Common Stock over the 10-year period. Also, the Black-Scholes model assumes that an option holder can sell the option at any time at a fair price that includes a premium for the remaining time value of the option. However, an optionee can realize an option's value before maturity only by exercising and thereby sacrificing the option's remaining time value. Although the negative impact of this and other restrictions on the value of this type of option is well recognized, there is no accepted method for adjusting the theoretical option value for them. The values set forth in the table should not be viewed in any way as a forecast of performance of the Company's Common Stock, which will be influenced by future events and unknown factors.

               Aggregated Option Exercises in the Fiscal Year and
                         Fiscal Year-End Option Values

      The following table sets forth the aggregate positions in stock options at January 31, 1999 held by each of the officers named in the Summary Compensation Table.

                          Number of Securities         Value of Unexcercised
                         Underlying Unexercised        In-The-Money Options
                        Options at Fiscal Year End       at Fiscal Year End
      Name               Exercisable/Unexercisable   Excercisable/Unexcercisable
      ----              --------------------------   ---------------------------
Philip C. Botana               None/25,000                      N/A
Michael C. Culver               None/None                       N/A
John A. Marsalisi             20,000/25,000                     N/A
Gerald E. Schlesinger         12,500/47,500                     N/A

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements

      In December 1996, First Aviation entered into employment agreements with Michael C. Culver and John A. Marsalisi. Mr. Culver's and Mr. Marsalisi's employment agreements are each for terms of three years which expire on December 31, 1999, and provide for an annual base salary of $180,000 and $155,000, respectively. In July 1997, First Aviation entered into a three-year employment agreement with Gerald E. Schlesinger with a base salary of $190,000. On June 1, 1998, the Company entered into a three year employment agreement with Philip C. Botana with a base salary of $150,000. Each agreement provides for base salaries to be adjusted at the discretion of the Board of Directors. Each of the employment agreements provides for: (i) benefits which are also generally available to other employees of First Aviation in similar employment positions,
(ii) reimbursement of reasonable business related expenses, (iii) three weeks paid vacation a year, and (iv) a severance payment, upon termination without cause or for death or disability, equal to six months base salary. Each of the agreements may be terminated by First Aviation without cause at any time upon 30 days notice or by the executive for any reason upon 30 days notice.

      Mr. Culver, Mr. Marsalisi, Mr. Schlesinger and Mr. Botana each have, as part of their respective employment agreements, agreed not to compete with First Aviation for a period of six months following the end of his employment by First Aviation and not to solicit employees or customers of First Aviation for a period of six months following the end of his employment with First Aviation.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of April 23, 1999, (i) by each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable, and are located at 15 Riverside Avenue Westport, Connecticut 06880.


Name and Address                        Amount and Nature of
of Beneficial Owner                    Beneficial Ownership    Percent of Class
-------------------                    --------------------    ----------------
First Equity Group Inc. (1)                  3,747,018                41.6%
Aaron P. Hollander (1)                       3,747,018                41.6%
Michael C. Culver (1)                        3,747,018                41.6%
The Wynnefield Group (2)
     One Penn Plaza, Suite 4720
     New York, NY  10119                     1,586,792                17.6%
Canpartners Investments IV, LLC (3)
     9665 Wilshire Boulevard
     Suite 200
     Beverly Hills, California 90212         1,293,335                14.4%
Wellington Management Company, LLP (4)
     75 State Street
     Boston, MA  02109                         882,000                 9.8%
John A. Marsalisi                                8,062                    *
Gerald E. Schlesinger                              983                    *
     Aircraft Parts International
     3778 Distriplex Drive North
     Memphis, TN  38118
Philip C. Botana
     Aircraft Parts International
     3778 Distriplex Drive North
     Memphis, TN  38118                          1,000                    *
Joshua S. Friedman (5)                              --                    *
Robert L. Kirk                                  10,803                    *
Charles B. Ryan                                 45,353                    *
All directors and executive
     officers as a group (9 persons)         3,809,849                42.4%

* less than 1%

      (1) Aaron P. Hollander and Michael C. Culver own, in the aggregate, all of the outstanding shares of First Equity Group Inc.
      (2) Based upon a Schedule 13D dated, April 15, 1999 and the Company's knowledge, The Wynnefield Group is composed of the Wynnefield Partners Small Cap Value, L.P., Channel Partnership II L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., and the Wynnefield Small Cap Value, L.P. I.
      (3) Based upon a Schedule 13G dated February 12,1998 and the Company's knowledge, Canpartners Incorporated is a Managing Member of Canpartners. Mr. Friedman, Mitchell R. Julis and R. Christian B. Evenson are the sole shareholders and directors of Canpartners Incorporated and such individuals may be deemed to share beneficial ownership of the shares shown as owned by Canpartners. Such persons disclaim beneficial ownership of such shares.
      (4) Based upon a Schedule 13G dated January 13, 1998 and the Company's knowledge
      (5) Excludes 1,293,335 shares shown as owned by Canpartners. Mr. Friedman is a Vice-President of Canpartners and is a shareholder and director of Canpartners Incorporated, a Managing Member of Canpartners, and as such may be deemed to have voting and investment power over such shares. Mr. Friedman disclaims any beneficial ownership of such shares.

            Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16 (a) of the Exchange Act requires the Company's directors, executive officers and ten percent shareholders to file initial reports of ownership and reports of changes in ownership of the Company's common stock with the Securities and Exchange Commission. Directors, executive officers and ten percent shareholders are required to furnish the Company with copies of all
Section 16 (a) forms that they file. Based upon a review of these filings, the Company believes that all filings were made on a timely basis during the fiscal year ended January 31, 1999.

Item 13.  Certain Relationships and Related Transactions

     In March 1999, a jury decided in favor of the Company in litigation brought by a former director and manager of the Company, initiated in June 1997 against the Company, National Airmotive Corporation, Aaron P. Hollander, Michael C. Culver, First Equity Development Inc. ("First Equity") and First Equity Group Inc. During the quarter ended January 31, 1999, the Company, accrued $3.1 million for the costs of defending itself and its Directors against these claims. The accrual includes legal fees incurred through January 31, 1999, completion of the trial, expert testimony, out-of-pocket costs, and the costs of an appeal. The Company is pursuing recovery of these costs in accordance with the terms of a Directors and Officers Insurance Policy. The amount of recovery, if any, is not ascertainable at this time. Any recovery will be reflected in future periods. See Item 3 - "Legal Proceedings".

     On December 20, 1996, the Company and First Equity, an affiliate of First Equity Group, entered into an agreement allocating potential investment and acquisition opportunities in the global aircraft engine repair and overhaul market. Pursuant to the agreement, First Equity agreed that commencing with the consummation of the Offering, neither First Equity nor any of its majority-owned subsidiaries will, as a principal, consummate any acquisition of a majority interest in any business that is engaged in the repair and overhaul of military and commercial aircraft engines anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to choose to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the directors of the Company that have no affiliation with First Equity. The agreement will remain in effect for a five-year term, subject to earlier termination in the event First Equity reduces its ownership interest in the Company to less than 10% of the Company's outstanding voting securities. The agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from the repair and overhaul of military and commercial aircraft engines, nor to any advisory services performed by First Equity on behalf of third parties.

      During the quarter ended October 31, 1998, the Company, upon the authorization of the independent members of the Board of Directors, entered into an advisory agreement with a related party, First Equity. Pursuant to the agreement, First Equity is to provide the Company investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement runs through February 1, 2000 but may be terminated by either party upon 30-days written notice to the other. Under the terms of the agreement, the Company will pay a fee to First Equity for the successful completion of certain transactions (the "Success Fee"), and will reimburse First Equity for its out-of-pocket expenses. The amount of the Success Fee will be established by the independent members of the Board of Directors and will be dependent upon a variety of factors, including, but not limited to, the scope of the services to be provided, the size and type of acquisition, and the successful completion of a transaction. The agreement requires the Company to pay First Equity a $30,000 monthly retainer effective February 1, 1998, which can be applied as a credit against the Success Fee, subject to certain limitations. During the year ended January 31, 1999, the Company paid First Equity retainer fees totaling $360,000, all of which can be applied against the Success Fee.

      The Company subleases from First Equity approximately 2,000 square feet of office space in Westport, Connecticut. The sublease, which became effective April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Monthly payments under this sublease were approximately $8,700 and $5,000 respectively, for the fiscal years ended January 31, 1999 and 1998.

      The Company believes that the terms of the advisory agreement and the sublease agreement between the Company and First Equity are at least as favorable as the terms which would have been obtained by the Company from an unaffiliated third-party.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements and Schedules

          See Index to Consolidated Financial Statements, which appears on Page F-1 hereof

   (2) Financial Statement Schedule II - Valuation and Qualifying Accounts, which appears on Page F-24 hereof.

(b)       Form 8-K
          No reports on Form 8-K were filed by the registrant during the fourth quarter of fiscal 1999.

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

10.14+      Stock Incentive Plan

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

10.27+ Authorized Maintenance Center Agreement, effective as of November 30, 1994, by and between NAC and Allison Engine Company (Model 250)

10.28+ Authorized Maintenance Center Agreement, effective as of December 31, 1995, by and between NAC and Allison Engine Company (Model 570/571)

10.29+ Registration Rights Agreement, dated as of February 21, 1997, by and between the Company and Canpartners

10.30+ Sublease Agreement, dated as of December 31, 1996, between First Equity and the Company

10.32f Letter, dated as of November 13, 1997 by and between Allison Engine Co. and National Airmotive Corporation regarding the extension of the A250 Authorized Maintenance Agreement until March 31,1998

10.33f Letter, dated as of November 14, 1997 by and between Allison Engine Co. and National Airmotive Corporation regarding the extension of the T56/501 Engine Authorized Maintenance Agreement until March 31,1998

10.34n Letter, dated as of March 5, 1998, by and between Allison Engine Co. and National Airmotive Corporation regarding the extension of the A250 Engine Authorized Maintenance Agreement until April 30, 1998

10.35n Letter, dated as of March 13, 1998, by and between Allison Engine Co. and National Airmotive Corporation regarding the extension of the T56/501 Engine Authorized Maintenance Agreement until April 30, 1998

10.36n Letter, dated as of March 19, 1998, by and between National Airmotive Corporation and Allison Engine Corporation wherein National Airmotive elects to extend the Authorized Maintenance Center Agreement, effective November 30, 1994, by and between NAC and Allison Engine Company (Model 250)

10.37n Letter, dated as of April 22, 1998, by and between National Airmotive Corporation and Allison Engine Corporation wherein National Airmotive elects to extend the Authorized Maintenance Center Agreement, effective November 30, 1994, by and between NAC and Allison Engine Company (Model T56/501)

10.38n Loan and Security Agreement, dated April 23, 1998 by and between API and Fleet National Bank

10.39n      Amendment to the First Aviation Services Stock Incentive Plan

10.40(o) Advisory Agreement between First Aviation Services Inc. and First Equity Development Inc., dated September 23, 1998.

10.41 Employment Agreement dated June 1, 1998 by and between Philip C. Botana and the Company.

21.1+       List of Subsidiaries

23.1        Consent of Ernst & Young LLP, independent auditors

27.1        Financial Data Schedules for the years ended January 31, 1999,  1998 and 1997


+ Incorporated by reference and filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 333-18647), as amended.

f Incorporated by reference and filed as an Exhibit to the Company's Quarterly Report on Form 10Q for the quarter ended October 31, 1997.

n Incorporated by reference and filed as an Exhibit to the Company's Annual Report on Form 10K for the year ended January 31, 1998.

(o) Incorporated by reference and filed as an Exhibit to the Company's Quarterly Report on Form 10Q for the quarter ended October 31, 1998.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 1998.

                                                   FIRST AVIATION SERVICES INC.

                                                   By:  /s/ John A. Marsalisi
                                                        ------------------------
                                                   John A. Marsalisi
                                                   Chief Financial Officer

 Signature                  Title                                   Date
 ---------                  -----                                   ----

/s/ Aaron P. Hollander      Chairman of the Board                   May 3, 1999
--------------------------
Aaron P. Hollander

/s/ Michael C. Culver       Chief Executive Officer and             May 3, 1999
--------------------------  Director (Principal Executive Officer)
Michael C. Culver

/s/ John A. Marsalisi       Chief Financial Officer and             May 3, 1999
--------------------------  Director (Principal Financial and
John A. Marsalisi           Accounting Officer)


/s/ Joshua S. Friedman      Director                                May 3, 1999
--------------------------
Joshua S. Friedman

/s/ Robert L. Kirk          Director                                May 3, 1999
--------------------------
Robert L. Kirk

/s/ Charles B. Ryan         Director                                May 3, 1999
--------------------------
Charles B. Ryan

                          First Aviation Services Inc.

                        Consolidated Financial Statements

               For the years ended January 31, 1999, 1998 and 1997




                                    CONTENTS


Report  of  Independent  Auditors                                            F2

Consolidated  Financial  Statements

Consolidated  Balance  Sheets                                                F3
Consolidated  Statements  of  Operations                                     F4
Consolidated  Statements  of  Stockholders' Equity                           F5
Consolidated  Statements  of  Cash  Flows                                 F6-F7
Notes  to  Consolidated  Financial  Statements                           F8-F23

Schedule  II  -  Valuation  and  Qualifying  Accounts                       F24


                                       F1

                         Report of Independent Auditors


The  Board  of  Directors  and  Stockholders
First  Aviation  Services  Inc.

We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 1999 and 1998, and the consolidated statements of operations, stockholders' equity, and cash flows for the three years ended January 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. as of January 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the three years ended January 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/  Ernst & Young LLP

Stamford,  Connecticut
March  24,  1999,
except  for  Note  6,  as  to  which  the  date  is
April  28,  1999

                                       F2

                            First Aviation Services Inc.

                             Consolidated Balance Sheets
                        (in thousands, except share amounts)


                                                                     JANUARY 31,
                                                                  1999        1998
                                                              ------------  --------
ASSETS
Current assets:
  Cash and cash equivalents                                   $        149  $    237
  Trade receivables, net of allowance for
    doubtful accounts of $608 and $346, respectively                28,056    27,841
  Inventories, net                                                  51,757    43,311
  Deferred income taxes                                              2,638     2,381
  Prepaid expenses and other                                         1,851     1,624
                                                              ------------  --------
Total current assets                                                84,451    75,394

Plant and equipment, net                                            10,729     5,027
Goodwill, net                                                        1,840     1,873
Other assets                                                            69       229
                                                              ------------  --------
                                                              $     97,089  $ 82,523
                                                              ============  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  17,873  $ 14,106
  Accrued compensation and related expenses                          2,667     2,146
  Accrued litigation costs                                           2,840         -
  Other accrued liabilities                                          3,045     2,631
  Income taxes payable                                               2,083     2,776
  Short term line of credit                                          8,850         -
                                                              ------------  --------
Total current liabilities                                           37,358    21,659

Long-term debt, less current portion                                13,907    13,866
Minority interest                                                    1,041     1,041
Obligations under capital leases                                       402         -
                                                              ------------  --------
Total liabilities                                                   52,708    36,566

Stockholders' equity:
  Common stock, $0.01 par value, 25,000,000 shares authorized,
  9,001,896 and 8,928,925, shares issued and outstanding
    at January 31, 1999 and 1998, respectively                          90        89
  Additional paid-in capital                                        38,515    38,378
  Retained earnings                                                  5,776     7,490
                                                              ------------  --------
Total stockholders' equity                                          44,381    45,957
                                                              ------------  --------
                                                              $     97,089  $ 82,523
                                                              ============  ========
See accompanying notes.

                                       F3

                                  First Aviation Services Inc.

                              Consolidated Statements of Operations
                              (in thousands, except share amounts)


                                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                      JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                         1999           1998           1997
                                                     -------------  -------------  -------------
Net sales                                            $    153,740   $    153,642   $    104,236
Cost of sales                                             126,456        130,433         89,426
                                                     -------------  -------------  -------------

Gross profit                                               27,284         23,209         14,810
Selling, general and administrative expenses               21,662         14,827          9,881
Non-recurring charges                                       6,178              -              -
                                                     -------------  -------------  -------------

Income (loss) from operations                                (556)         8,382          4,929
Interest expense                                            1,830          1,842          3,470
Interest income                                               (15)          (357)             -
Minority interest in subsidiary                                42             38              -
                                                     -------------  -------------  -------------

Income (loss) before provision for income
   taxes and extraordinary item                            (2,413)         6,859          1,459
Provision (benefit) for income taxes                         (699)         1,500              -
                                                     -------------  -------------  -------------

Income (loss) before extraordinary item                    (1,714)         5,359          1,459
Extraordinary item:
Loss on early extinguishment of debt                            -           (108)          (864)
                                                     -------------  -------------  -------------

Net income (loss)                                          (1,714)         5,251            595
Dividends on preferred stock                                    -             11            132
                                                     -------------  -------------  -------------

Net income (loss) available to common stockholders   $     (1,714)  $      5,240   $        463
                                                     =============  =============  =============

Basic net income per common share:
Income (loss) before extraordinary item
  available to common stockholders                   $      (0.19)  $       0.63   $       0.37

Extraordinary item                                              -          (0.01)         (0.24)
                                                     -------------  -------------  -------------
Basic net income (loss) per common share             $      (0.19)  $       0.62   $       0.13
                                                     =============  =============  =============
Shares used in the calculation of basic net
  income (loss) per common share                        8,972,953      8,432,234      3,556,665
                                                     =============  =============  =============

Net income per common share - assuming  dilution:
Income (loss) before extraordinary item
  available to common stockholders                   $      (0.19)  $       0.61   $       0.26
Extraordinary item                                              -          (0.01)         (0.17)
                                                     -------------  -------------  -------------
Net income (loss) per common share -
  assuming dilution                                  $      (0.19)  $       0.60   $       0.09
                                                     =============  =============  =============
Shares used in the calculation of net income
  (loss) per common share - assuming dilution           8,972,953      8,698,400      5,194,456
                                                     =============  =============  =============

See accompanying notes

                                       F4

                                              First Aviation Services Inc.

                                    Consolidated Statements of Stockholders' Equity
                                          (in thousands, except share amounts)


                                              PREFERRED STOCK         COMMON STOCK
                                          -----------------------  -------------------- ADDITIONAL
                                          NUMBER OF                 NUMBER OF            PAID-IN   RETAINED
                                            SHARES      AMOUNT       SHARES    AMOUNT    CAPITAL    EARNINGS    TOTAL
                                          ----------  -----------  ---------  ---------  --------  ----------  --------
Balances at January 31, 1996                 33,000   $    1,650   3,556,665  $      36  $    625  $   1,875   $ 4,186
  Issuance of options to purchase common
    stock                                         -            -           -          -     1,500          -     1,500
  Net income                                      -            -           -          -         -        595       595
                                          ----------  -----------  ---------  ---------  --------  ----------  --------
Balances at January 31, 1997                 33,000        1,650   3,556,665         36     2,125      2,470     6,281
  Payment of preferred stock dividends            -            -                                        (231)     (231)
  Conversion of preferred stock             (33,000)      (1,650)    165,000          1     1,649          -         -
  Issuance of common stock in initial
    public offering                               -            -   3,900,000         39    34,438          -    34,477
  Exercise of warrants to purchase common
    stock                                         -            -   1,293,335         13        57          -        70
  Shares issued under qualified plans             -            -      13,925          -       109          -       109
  Net income                                      -            -           -          -         -      5,251     5,251
                                          ----------  -----------  ---------  ---------  --------  ----------  --------
Balances at January 31, 1998                      -            -   8,928,925         89    38,378      7,490    45,957
  Exercise of stock options to purchase
    common shares                                 -            -      40,000          1         -          -         1
  Shares issued under qualified plans             -            -      32,971          -       137          -       137
  Net income (loss)                               -            -           -          -         -     (1,714)   (1,714)
                                          ----------  -----------  ---------  ---------  --------  ----------  --------
  Balances at January 31, 1999                    -   $        -   9,001,896  $      90  $ 38,515  $   5,776   $44,381
                                          ==========  ===========  =========  =========  ========  ==========  ========
See accompanying notes.

                                       F5

                                 First Aviation Services Inc.

                             Consolidated Statements of Cash Flows
                                        (in thousands)


                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                       1999           1998           1997
                                                   -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $     (1,714)  $      5,251   $        595
Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                         867            908          1,047
      Extraordinary item, loss on early
        extinguishment of debt                                -              -            538
      Compensation expense on stock
        options issued                                        -              -          1,500
      Deferred income taxes                                (257)           448              -
      Changes in assets and liabilities:
        Trade receivables                                  (215)        (2,142)         3,457
        Inventories                                      (8,446)        (1,041)        (5,116)
        Prepaid expenses and other assets                   (67)           819           (957)
        Accounts payable                                  3,767         (4,153)        (3,063)
        Accrued litigation costs                          2,840              -              -
        Accrued compensation and related
          expenses, and other accrued
          liabilities                                       935         (3,154)          (106)
       Income taxes payable                                (693)           874              -
       Other noncurrent liabilities                           -              -         (1,642)
                                                   -------------  -------------  -------------

Net cash used in operating activities                    (2,983)        (2,190)        (3,747)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets from former owners,
    including acquisition costs                               -        (10,636)             -
Purchases of plant and equipment                         (6,055)        (2,375)          (957)
Payment for license rights and other intangibles              -              -           (375)
Proceeds from disposals of plant and equipment               14              -              -
                                                   -------------  -------------  -------------
Net cash used in investing activities                    (6,041)       (13,011)        (1,332)

See accompanying notes.

                                       F6

                                First Aviation Services Inc.

                     Consolidated Statements of Cash Flows (continued)
                                       (in thousands)


                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                 JANUARY 31,    JANUARY 31,    JANUARY 31,
                                                    1999           1998           1997
                                                -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings / (repayments) on revolving
  line of credit                                $         41   $    (15,628)  $      5,393
Net borrowings on short term line of credit            8,850              -              -
Principal payments on capital lease
  obligations                                            (93)             -              -
Proceeds from borrowings on term loans                     -              -          3,000
Repayments of term loans                                   -         (2,650)        (2,117)
Repayments of subordinated note                            -         (1,750)        (1,197)
Sale of preferred stock of subsidiary                      -          1,041              -
Payment of dividends on preferred stock                    -           (231)             -
Proceeds from issuance of common stock in
  initial public offering                                  -         39,000              -
Expenses relating to initial public offering               -         (4,523)             -
Proceeds from exercise of common stock
  warrants and issuance of stock under
  employee stock purchase plan                           138            179              -
                                                -------------  -------------  -------------

Net cash provided by (used in) financing
  activities                                           8,936         15,438          5,079
                                                -------------  -------------  -------------

Net change in cash and cash equivalents                  (88)           237              -
Cash at the beginning of the period                      237              -              -
                                                -------------  -------------  -------------

Cash and cash equivalents at the end of  the
  period                                        $        149   $        237   $          -
                                                =============  =============  =============

Supplemental cash flow disclosures:
Cash paid for:
Interest                                        $      1,563   $      1,748   $      3,148
                                                =============  =============  =============

Income taxes                                    $        730   $          -   $        545
                                                =============  =============  =============

Acquisition of equipment through capital lease  $        495   $          -   $          -
                                                =============  =============  =============

See accompanying notes.

                                       F7

                          First Aviation Services Inc.

                 Notes to 1999 Consolidated Financial Statements
                      (in thousands, except share amounts)

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

In connection with the allocation of the purchase price, and in order to implement plans and actions designed to streamline operations, the Company recorded a reorganization accrual to cover the estimated costs of employee separations and other employee incentive programs. The Company also recorded accruals for various liabilities, including pension plan termination (Note 10), environmental matters (Note 13), and legal matters. The remaining accruals as of January 31, 1999 and 1998 totaled $250 (primarily environmental) and $391, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

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

With the closing of the Offering, the Company acquired certain assets and assumed certain liabilities of API from AMR Combs for an adjusted purchase price of $10.6 million, including expenses of approximately $523 that were incurred in connection with the acquisition. The acquisition was accounted for under the purchase method of accounting as of the closing date. The purchase price, including acquisition costs, was allocated to the assets and liabilities of API based upon their relative fair values. The excess of purchase price paid over the value of the net assets acquired is included in goodwill in the accompanying consolidated balance sheets. The consolidated

                                       F8

1.  BUSINESS  AND  BASIS  OF  PRESENTATION  (CONTINUED)

financial statements of the Company since March 5, 1997 reflect the impact of the results of operations of API as well as the purchase price allocation.

In conjunction with the API acquisition, AMR Combs purchased from API 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total adjusted proceeds to the Company were $1,041. This transaction has been accounted for as minority interest in the accompanying consolidated balance sheets. Dividends are payable on a quarterly basis on the Preferred Stock at an annual rate of $4.00 per share. Dividends of $42 and $38 were paid during the years ended January 31, 1999 and 1998, respectively, and have been reflected in minority interest in subsidiary in the accompanying consolidated statements of operations.

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

The following unaudited summary, on a pro-forma basis, presents the consolidated results of operations as if the acquisition of API had taken place as of February 1, 1996.

                                      Years Ended January 31,
                                          1998      1997
                                        --------  --------
Net Sales                               $156,867  $143,545
Net income                                 5,248       494
Net income available to common
  stockholders                             5,237       362

Basic net income per common share       $   0.62  $   0.10
Net income per common share - assuming
  dilution                              $   0.60  $   0.07

                                       F9

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NET  SALES

Sales are recorded net of discounts, allowances and commissions. Net sales related to the repair and overhaul of engines are recorded upon completion of repair and overhaul services, including testing and shipment. Net sales for parts and engine components sold are recorded when the product is shipped.

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

Combined sales to agencies of the U.S. government represented approximately 12%, 9% and 16% of net sales for the years ended January 31, 1999, 1998 and 1997, respectively. The combined accounts receivable from agencies of the U.S. government represented 19% and 10% of total trade receivables as of January 31, 1999 and 1998, respectively.

The Company has no foreign operations; however, export sales to unaffiliated customers were approximately 24%, 31% and 32% of net sales for the years ended January 31, 1999, 1998 and 1997, respectively. The majority of export sales activities were to the following geographic areas: Middle East, Far East, Central America, Canada, and Europe.

STOCK  BASED  COMPENSATION

For the year ended January 31, 1997, the Company implemented the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation". The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense to the extent a difference exists between the exercise price and the fair market value per share at the date of grant.

CASH  AND  CASH  EQUIVALENTS

Cash  and  cash  equivalents  consist of demand deposits and money market funds.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") and specific identification methods. Costs include direct material, direct labor and applicable manufacturing overhead. A significant portion of the Company's inventory consists of new, overhauled, serviceable and repairable aircraft engine parts that are purchased principally from Allison Engine Company ("Allison"), a subsidiary of Rolls Royce Ltd., and also from other parts resellers and customers. Inventory also consists of general aircraft parts. Before

                                      F10

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

INVENTORIES

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

SEGMENTS

Effective January 1, 1998, the Company adopted the FASB's Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way public business enterprises report information about operating segments in annual

                                      F11

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

SEGMENTS

financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 14.

MAJOR  SUPPLIERS

Allison historically has been a major supplier to the Company, and NAC is an Authorized Maintenance Center for Allison's product lines. During the years ended January 31, 1999, 1998 and 1997, NAC purchased $34,661, $46,407 and
$47,254, respectively, in parts and engine components from Allison. At January 31, 1999 and 1998, accounts payable to Allison totaled $6,001 and $4,460, respectively. NAC is also an authorized distributor for Bendix, AC and several suppliers of accessories that compliment the Allison commercial engine. NAC has, from time to time, experienced difficulty in obtaining certain parts because of parts shortages and inventory fluctuations at Allison. The shortage or unavailability of Allison parts can and has from time to time caused delays in the timely completion of repair and overhaul production schedules. Such delays may adversely affect NAC's relationship with its customers and could adversely affect NAC's commitments to customers and its work-in-process inventory levels. An inability to maintain timely access to Allison parts and components on commercially reasonable terms would have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

GOODWILL

The excess of purchase price over the fair value of the net assets acquired is amortized under the straight-line method over a thirty-year period. Accumulated amortization was $126 and $92, respectively at January 31, 1999 and 1998.

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

                                      F12

3.  INVENTORIES

Inventories  consist  of  the  following:

                                                           JANUARY  31,
                                                          1999      1998
                                                        ------------------
Parts held for manufacturing or resale                  $37,320   $31,025
Work-in-process                                          11,628     8,099
Finished goods                                            4,663     6,566
                                                         ------   --------
                                                         53,611    45,690
Less: allowance for obsolete and slow moving inventory   (1,854)   (2,379)
                                                         ------   --------
                                                        $51,757   $43,311
                                                         ------   --------

4.  PLANT  AND  EQUIPMENT

Plant  and  equipment  consist  of  the  following:

                                              JANUARY  31,
                                             1999      1998
                                            -----------------
Machinery and equipment                    $ 4,073   $ 3,147
Building and other leasehold improvements    2,521     1,934
Office furniture, fixtures and equipment     3,988     1,202
Construction-in-process                      3,188       821
                                            ------   --------
                                            13,770     7,104
Less: accumulated depreciation              (3,041)   (2,077)
                                            ------   --------
                                           $10,729   $ 5,027
                                            ======   ========

5.  RELATED  PARTIES

During the quarter ended October 31, 1998, the Company, upon the authorization of the independent members of the Board of Directors, entered into an advisory agreement with a related party, First Equity Development Inc. ("First Equity"). Pursuant to the agreement, First Equity is to provide the Company investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement may be terminated by either party upon 30-days written notice to the other. Under the terms of the agreement, the Company will pay a fee to First Equity for the successful completion of certain transactions (the "Success Fee"), and will reimburse First Equity for its out-of-pocket expenses. The amount of the Success Fee will be established by the independent members of the Board of Directors and will be dependent upon a variety of factors, including, but not limited to, the scope of the services to be provided, the size and type of acquisition, and the successful completion of a transaction. The agreement requires the Company to pay First Equity a $30,000 monthly retainer effective February 1, 1998, which can be applied as a credit against the Success Fee, subject to certain limitations. During the year ended January 31, 1999 the Company paid First Equity retainer fees totaling $360,000, all of which can be applied against the Success Fee, which were expensed
(Note 9).

                                      F13

In 1997 the Company entered into a ten-year sublease with an affiliate for office space. The lease is cancelable upon six months notice by either party. The Company has the option of renewing the sublease for two additional five-year periods. Lease payments under the lease totaled $98 and $50, respectively, for the years ended January 31, 1999 and 1998. During 1996 the Company leased office space from the same affiliate under a month-to-month sublease. Annual lease payments totaled $36 for the year ended January 31, 1997.

Fees under a terminated management agreements totaled $100 and $170, respectively, for the years ended January 31, 1998 and 1997, and were included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.


6.  SHORT  TERM  LINE  OF  CREDIT  AND  LONG  TERM  DEBT

SHORT  TERM  LINE  OF  CREDIT

                               JANUARY  31,
                               1999    1998
                             ---------------
Short term line of credit    $  8,850  $   -
                             ========  =====

On April 23, 1998, API entered into a one year $10 million revolving credit facility with Fleet National Bank. Advances under the credit facility bear interest based upon certain market rates plus a premium. Borrowings are limited to specified percentages of eligible accounts receivable and inventories at API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and currently restricts the payment of dividends. Substantially all of API's trade receivables, inventory and equipment are pledged as collateral under the revolving credit facility. Borrowings under this short term credit line bore interest at 6.4% at January 31, 1999. On April 28, 1999, Fleet National Bank extended the term of the revolving credit facility until July 22, 1999, and committed to further extend the line through February 2, 2000, under the prevailing terms and conditions.

                                      F14

6.  SHORT  TERM  LINE  OF  CREDIT  AND  LONG  TERM  DEBT (CONTINUED)

LONG-TERM  DEBT
                                               JANUARY  31,
                                               1999     1998
                                               --------------
Borrowings under revolving line of credit  $  13,907  $13,866
                                              ======  =======

During the year ended January 31, 1997, NAC entered into a credit agreement that provides for borrowings up to a total of $40,000, principally through a revolving credit facility. Initial borrowings under this agreement were used to retire borrowings under the Company's previous revolving line of credit and term loan, and to reduce the Company's subordinated note by $1,000. In connection with this refinancing the Company recorded an extraordinary charge, net of associated income tax benefit, of $864 for prepayment penalties and the write-off of unamortized loan fees.

Borrowings under the revolving credit facility bear interest at the LIBOR rate plus 3% (7.45% and 8.15% at January 31, 1999 and 1998, respectively). Borrowings are limited to specified percentages of eligible accounts receivable and inventories of NAC. The original term of the credit agreement is through May 15, 1999. Thereafter, the agreement automatically renews for additional one-year periods, and may be terminated without penalty. The agreement automatically renewed on February 16, 1999.

The credit agreement also allows for the issuance of letters of credit not to exceed an aggregate of $2,500. Such letters of credit reduce the availability of borrowings under the facility. At January 31, 1999 and 1998, NAC was contingently liable for $1,991 and $1,819, respectively, under letters of credit, with $31 and $31, respectively of cash being restricted as security against an outstanding letter of credit. The restricted cash has been classified in prepaid and other assets in the accompanying consolidated balance sheets.

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

The Company used $22,600 of the proceeds from the Offering to retire its term loans and a subordinated note payable, and reduce the Company's outstanding borrowings under its revolving line of credit. In connection with the retirement of the subordinated note, the Company recorded an extraordinary charge during the year ended January 31, 1998 of $108, net of associated income tax benefit, for prepayment penalties.

Management believes that the carrying amount of the Company's borrowings under its revolving credit facility approximates fair value because the interest rate is variable and resets frequently.

7.  STOCKHOLDERS'  EQUITY

The preferred stock that was converted to common as part of the Offering bore cumulative annual dividends of $4.00 per share. Total cumulative dividends which had been earned but not yet declared at January 31, 1997 were $220. Subsequently, $11 of dividends were earned. The total cumulative unpaid dividends of $231 were paid from the proceeds of the Offering.

                                      F15

On December 20, 1996, the Board of Directors approved a 6.4549 to 1 stock split of issued and outstanding common stock, to be effected as a stock dividend. Common shares in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split. The Directors also adopted an Employee Stock Purchase Plan and a Stock Option Plan.

Certain of the Company's directors elected to receive their compensation for the years ended January 31, 1999 and 1998 in the form of shares of the Company's common stock. The fair value of the shares at the date of issuance is charged to expense with a corresponding credit to additional paid-in capital.

In connection with the issuance of the subordinated note on June 1, 1995, the Company issued to the debtholder warrants to purchase up to 1,832,225 shares of the Company's common stock at $.0545 per share. In connection with certain debt transactions completed in 1996, the number of shares eligible for purchase under this warrant was reduced to 1,293,335. The warrants were exercised in full in connection with the Offering.

Under the Employee Stock Purchase Plan, 250,000 shares of common stock have been reserved for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. The initial offering period commenced in May 1997 and ran through December 31, 1997. For the fiscal year-ended January 31, 1999, the Company issued 20,194 shares to employees under the Plan. In January 1998, the Company issued 10,643 shares to employees under the plan.

The Stock Option Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and stock purchase rights. A total of 800,000 shares of common stock have been reserved for issuance under this plan. During the year ended January 31, 1999, 88,250 options were granted to various employees of the Company at exercise prices ranging from $5.00 to $6.00 per share. Options for 57,700 were forfeited during the year. During the year ended January 31, 1998, 222,300 options were granted to various employees of the Company at an exercise price of $10.00 per share. These options vest over two to four-year periods, beginning one year after the date of the grant, and expire ten years after issuance. Options for 900 shares were forfeited during the year. Since the exercise price of all of the options granted was at or above the fair market value per share at the date of grant, no compensation expense relating to stock options was recorded during the years ended January 31, 1999 and 1998. In January 1997, the Company granted a key employee options to acquire 150,000 shares of the Company's common stock. These options carry an exercise price of $0.01 per share, were fully vested at the date of issuance, and expire ten years from the date of grant. In addition to the option grant, the employee also received a bonus of $200. To account for the stock option grant and the bonus the Company recorded a pre-tax charge of approximately $1,700 for compensation expense during the fiscal year ended January 31, 1997, with a $1,500 credit to additional paid-in capital. During the year ended January 31, 1999, options to acquire 40,000 shares were exercised. No options were exercised during the years ended January 31, 1998 and 1997. Under the Stock Option Plan, 361,950 and 371,400 options were outstanding at January 31, 1999 and 1998, respectively.

Under the provisions of FASB No. 123, the Company is required to disclose the fair value, as defined, of options granted to employees and the related compensation expense. The fair value of the stock options granted was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the

                                      F16
subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of the options granted during the years ended January 31, 1999 and 1998 was determined using a risk-free interest rate of 6.0% and 6.4%, a dividend yield of 0%, an average volatility factor of 0.516 and 0.533, and weighted average expected lives of two to four years, respectively. Under these assumptions the weighted average fair value of each option granted during the years ended January 31, 1999 and 1998, is approximately $1.90 and $3.76, and the additional pro forma compensation that would be recorded is approximately $246 and $176, or $0.03 and $0.02 per share, respectively. The weighted average remaining contractual life of these stock options is approximately 8.74 years.

8.  INCOME  TAXES

The  provision  (benefit)  for  income  taxes  is  as  follows:



             YEAR ENDED     YEAR ENDED   YEAR ENDED
             JANUARY 31     JANUARY 31,  JANUARY 31,
                1999           1998        1997
            -------------  ------------  ---------
Current:
Federal     $        (46)  $      2,221   $   -
State               (396)            36       -
            -------------  -------------  -----
                    (442)         2,257       -
Deferred:
Federal             (543)        (1,014)      -
State                286            257       -
            -------------  -------------  -----
                    (257)          (757)      -
            -------------  -------------  -----
            $       (699)  $      1,500   $   -
            =============  =============  =====

A reconciliation between income tax provision (benefit) computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

                                        YEAR ENDED   YEAR ENDED    YEAR ENDED
                                        JANUARY 31,  JANUARY 31,   JANUARY 31,
                                           1999         1998          1997
                                        ----------  ------------  ------------
Provision (benefit) at statutory rate      (34.0%)         34.0%         34.0%
State tax provision, net of federal
  benefit                                     7.4           5.5           6.6
Change in valuation allowance                   -         (47.4)        (40.6)
Provision (benefit) for contingencies       (10.4)         29.1             -
Other, net                                    8.0           0.7             -
                                            ------        ------        ------
                                           (29.0%)         21.9%          0.0%
                                            ======        ======        ======

                                      F17

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expenses for tax and financial statement purposes.
These  differences  are  set  forth  below:

                                                        JANUARY 31,   JANUARY 31,
                                                           1999          1998
                                                        ----------    -----------
Financial statement accruals not currently deductible
  for income tax purposes                              $     3,758   $      3,482
Differences in the financial statement and income tax
  bases of fixed assets                                        770          1,212
Net operating loss and tax credit carry forwards               928              -
Attributes subject to IRC Section 382                            -            251
Other                                                          436            690
                                                        ----------    -----------
                                                             5,892          5,635
Valuation allowance                                         (3,254)        (3,254)
                                                        ----------    -----------
Net deferred tax assets                                $     2,638   $      2,381

The Company believes that based on a number of factors, including the nature of the temporary differences, the timing of their utilization and the level of tax operating losses, realization of deferred tax assets is not considered to be more likely than not, and, therefore, a valuation allowance has been provided. The Company will continue to assess the realizability of the deferred tax assets in future periods and make such adjustments to the valuation allowance as it considers appropriate. As of January 31, 1999, the Company had a federal net operating loss carryforward of $1,900 which will expire in 2019.

Prior to the Offering, the Company filed a consolidated federal tax return with its parent company, First Equity Group, Inc. The Company's federal income tax provision had been based on the tax sharing agreement between the companies which stipulated that the Company was liable for federal taxes as if it filed on a separate company basis, subject to certain limitations and adjustments. Income taxes payable during that period represented an intercompany liability under the tax sharing agreement. As a result of the Offering, the Company now files its own tax return and no longer files a consolidated federal income tax return with First Equity Group, Inc.

9. NON-RECURRING CHARGES

Legal defense and related costs               $3,100
Severance and termination                      1,168
Facility exit costs                            1,110
Fees and expenses of terminated acquisitions     800
                                              ------

     Total non-recurring charges              $6,178
                                              ======

During the fourth quarter, the Company recorded a $3.1 million pre-tax charge for costs incurred in connection with the defense of the Company and its Directors from the claims brought on by a former director and manager. The charge includes legal fees incurred through the conclusion of the trial, and out of pocket costs, including expert testimony and the cost of defending against an appeal by the plaintiff. The Company is pursuing recovery of these

                                      F18
costs in accordance with the terms and conditions of a Directors and Officers Insurance policy maintained by the Company. The amount of recovery, if any, is not ascertainable at this time.

On April 6, 1998, the Company announced that it had initiated a plan to streamline and restructure operations at NAC in order to reduce costs and improve operating efficiencies. In connection with this plan, the Company recorded a $0.9 million pretax charge. An additional $0.3 million charge was recorded in the fourth quarter. As of January 31, 1999, payments of $0.9 million have been made related to a 92-person reduction in NAC's workforce. The balance was paid during the first quarter of fiscal 2000.

In relation to the NAC restructuring, the Company recorded other non-recurring pre-tax charges of $1.1 million. These charges principally relate to the reduction of the Company's facilities. During the year ended January 31, 1999, approximately $0.4 million had been charged to this accrual. Management expects the remaining balance to be utilized during the first half of the fiscal year ended January 31, 2000.

In conjunction with the April announcement, the Company provided an allowance of $0.9 million to recognize the realizable value of certain assets. This allowance was eliminated during the fourth quarter of fiscal 1999 upon a redetermination of recoverable value.

The Company recorded a pre-tax charge of $0.8 million in connection with the terminated acquisition of a distribution company. Costs incurred included legal, advisory and accounting fees, bank charges, travel and lodging.

10.  EMPLOYEE  BENEFITS  PLANS

PROFIT  SHARING

The Company maintains a discretionary, non-qualified profit sharing plan covering a substantial number of its employees. The Company recorded profit sharing expense of $313, $342 and $355 in the years ended January 31, 1999, 1998 and 1997, respectively.

DEFINED  CONTRIBUTION  PLANS

The Company maintains 401(k) savings plans that cover substantially all full-time employees. The plans allow employees to defer up to 15 percent of their salary, with the Company partially matching employee contributions. Employees vest in the Company contribution ratably over three years. The Company expensed $654, $642 and $531 in the years ended January 31, 1999, 1998 and 1997, respectively, related to the plans.

PENSION  PLANS

Prior to June 1, 1995 substantially all employees of NAC were covered by a qualified noncontributory defined benefit retirement plan. In October, 1996, NAC purchased $3,923 in guaranteed annuities for all retirees who were receiving benefits from the plan and announced the termination of the plan.

The pension plan was liquidated according to regulatory guidelines on July 28, 1997. A portion of the excess of the net assets remaining after settlement of liabilities, $102, was contributed to NAC's 401(k) plan. The remaining balance of $308 reverted back to the Company.

                                      F19

11.  EARNINGS  PER  SHARE

The following sets forth the computation of basic earnings per share and earnings per share - assuming dilution.

                                          Years ended January 31,

                                                                   1999         1998         1997
                                                                -----------  -----------  -----------
Numerator:
Income (loss) before extraordinary item                         $   (1,714)  $    5,359   $    1,459
Preferred stock dividends                                                -          (11)        (132)
                                                                -----------  -----------  -----------

Numerator for earnings per share - net income (loss) available
  to common stockholders before extraordinary item                  (1,714)       5,348        1,327

Effect of extraordinary item, net of associated income tax
  benefit                                                                -         (108)        (864)
                                                                -----------  -----------  -----------

Numerator for earnings per share - net income (loss) available
  to common stockholders                                        $   (1,714)  $    5,240   $      463
                                                                ===========  ===========  ===========

Denominator:
Denominator for basic earnings per share - weighted average
  shares                                                         8,972,953    8,432,234    3,556,665
Effect of dilutive warrants and employee stock options                   -      266,166    1,637,791
                                                                -----------  -----------  -----------
Denominator for earnings per share - assuming dilution  -
  adjusted weighted average shares and assumed conversions       8,972,953    8,698,400    5,194,456
                                                                ===========  ===========  ===========

Stock options to purchase shares of common stock at an exercise price of $5 to $6 per share for the year ended January 31, 1999 and at exercise prices ranging from $5 to $10 per share for the year ended January 31, 1998 were issued to employees during the respective fiscal years but were not included in the computation of earnings per share - assuming dilution because the exercise price of the options was greater than the average market price of the common stock during the applicable period and, therefore, the effect would be antidilutive.

12.  COMMITMENTS  AND  CONTINGENCIES

COMMITMENTS

The Company leases certain land, plant facilities, equipment and office space. Many of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain lease agreements also contain escalation clauses which are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of January 31, 1999 are as follows:

Fiscal  year  2000                                            $  1,095
Fiscal  year  2001                                               1,116
Fiscal  year  2002                                                 617
Fiscal  year  2003                                                 616
Fiscal  year  2004                                                 591
Thereafter                                                       5,764
                                                              --------
                                                              $  9,799
                                                              ========

                                      F20

COMMITMENTS

Rental expense under all short-term and noncancelable operating leases amounted to $1,524, $1,551 and $933, net of sublease rental income of $-, $116 and $299 for the years ended January 31, 1999, 1998 and 1997, respectively.

CONTINGENCIES

In the ordinary course of business, the Company is subject to many levels of governmental inquiry and investigation. Among the agencies which oversee the Company's business activities are the Federal Aviation Administration, the Department of Defense, the Department of Justice, the Environmental Protection Agency and the Defense Contract Audit Agency. The Company does not anticipate that any action as a result of such inquiries and investigations would have a material adverse affect on its consolidated financial position, results of operations or its ability to conduct business. In the normal conduct of its business, the Company also is involved in various claims and lawsuits, none of which, in the opinion of the Company's management, will have a material adverse impact on the Company's consolidated financial position. The Company maintains what it believes is adequate liability insurance to protect it from such claims. However, depending on the amount and timing, unfavorable resolution of any of these matters could have a material effect on the Company's consolidated results of operations or cash flows in a particular period.

13.  ENVIRONMENTAL

Liabilities are recorded when environmental claims for remedial efforts are probable and the cost can be reasonably estimated. As of January 31, 1999 and 1998, the Company had provided for environmental remediation costs in the amount of $250 and $262, respectively, and such amounts are included in other accrued liabilities in the accompanying consolidated balance sheet. Environmental expenditures that relate to current operations are expensed as incurred.

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

14.  SEGMENT  REPORTING

First Aviation Services' reportable segments are managed separately and reflect the activities of NAC and API. These companies are two distinct entities; NAC specializes in the repair, overhaul and remanufacture of gas turbine engines and engine components, and API is a wholesale distributor of aircraft parts and components and provides logistics services. Both units have unique business and marketing strategies and are managed separately.

The accounting policies of the segments are the same as those outlined in Note 2
- Summary of Significant Accounting Policies. The Company does not allocate Corporate expenses, assets, depreciation and interest expense or income. Assets, revenues, profit and loss are separately reported by business unit. The Company primarily evaluates performance of the business segments based on revenues and profitability.

                                      F21

14.  SEGMENT  REPORTING

The  following  tables  present  information by operating segment (in thousands)

                                   YEAR ENDED YEAR ENDED YEAR ENDED
                                     JANUARY   JANUARY    JANUARY
                                     31, 1999  31, 1998  31, 1997
                                     --------  --------  --------
Revenues
NAC                                  $ 94,074  $109,639  $104,236
API                                    59,666    44,003         -
                                     --------  --------  --------

Total revenue                        $153,740  $153,642  $104,236
                                     ========  ========  ========

Gross profit
NAC                                  $ 15,588  $ 14,976  $ 14,810
API                                    11,696     8,233         -
                                     --------  --------  --------

Total gross profit                   $ 27,284  $ 23,209  $ 14,810
                                     ========  ========  ========

Other non-recurring charges
NAC                                  $  5,378  $      -  $      -
API                                       800         -         -
                                     --------  --------  --------

Total non-recurring charges          $  6,178  $      -  $      -
                                     ========  ========  ========

Extraordinary item
NAC                                  $      -  $    108  $    864
API                                         -         -         -
                                     --------  --------  --------

Total extraordinary item             $      -  $    108  $    864
                                     ========  ========  ========

Assets
NAC                                  $ 40,692  $ 35,358  $ 62,372
API                                    14,970     6,805         -
Corporate                              41,305    40,360         -
                                     --------  --------  --------

Total assets                         $ 96,967  $ 82,523  $ 62,372
                                     ========  ========  ========

Long-lived asset additions
NAC                                  $  3,842  $  2,375  $    957
API                                     2,158    10,636         -
Corporate                                  55         -         -
                                     --------  --------  --------

Total long-lived asset additions     $  6,055  $ 13,011  $    957
                                     ========  ========  ========

Depreciation and amortization
NAC                                  $    333  $    585  $  1,047
API                                       499       245         -
Corporate                                  35        78         -
                                     --------  --------  --------

Total depreciation and amortization  $    867  $    908  $  1,047
                                     ========  ========  ========

                                      F22

15.  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

                                             First Quarter   Second Quarter   Third Quarter    Fourth Quarter
                                            ---------------  ---------------  --------------  ----------------
Fiscal year ended January 31, 1999
Net sales                                   $       34,624   $        37,237  $       39,331  $        42,548
Gross profit                                         5,410             6,473           7,055            8,346
Non-recurring charges                                2,777                 -               -            3,401

Net income (loss)                           $       (1,751)  $           709  $          803  $        (1,475)
                                            ===============  ===============  ==============  ================

Basic net income (loss) per share           $        (0.20)  $          0.08  $         0.09  $         (0.16)
                                            ---------------  ---------------  --------------  ----------------
Net income (loss) per share - assuming
   dilution                                 $        (0.20)  $          0.08  $         0.09  $         (0.16)
                                            ===============  ===============  ==============  ================

Fiscal year ended January 31, 1998

Net sales                                   $       35,847   $        38,575  $       39,543  $        39,677
Gross profit                                         5,294             6,054           6,759            5,102
Net income before extraordinary item                 1,120             1,558           1,647            1,034
Extraordinary item - loss on early
   extinguishment of debt, net of
   associated income tax benefit                      (108)                -               -                -

Net income                                  $        1,012   $         1,558  $        1,647  $         1,034
                                            ===============  ===============  ==============  ================
Basic net income per share before
   extraordinary item                       $         0.17   $          0.17  $         0.18  $          0.12
Extraordinary item                                   (0.02)                -               -                -
                                            ---------------  ---------------  --------------  ----------------
Basic net income per share                  $         0.15   $          0.17  $         0.18  $          0.12
                                            ===============  ===============  ==============  ================
Net income per share - assuming dilution,
   before extraordinary item                $         0.16   $          0.17  $         0.18  $          0.11
Extraordinary item                                   (0.01)                -               -                -
                                            ---------------  ---------------  --------------  ----------------
Net income per share - assuming dilution    $         0.15   $          0.17  $         0.18  $          0.11
                                            ===============  ===============  ==============  ================

                                      F23

                FIRST AVIATION SERVICES INC. AND CONSOLIDATED SUBSIDIARIES
                                 (AMOUNTS IN THOUSANDS)

                                        Balance at
                                       beginning of                             Balance as of
                                          period       Additions    Deductions  end of period
                                       ------------  -------------  ----------  -------------
Description
Year ended January 31, 1997
   Allowance for doubtful accounts              278             75          75            278

Year ended January 31, 1998
   Allowance for doubtful accounts              278             74           6            346

Year ended January 31, 1999
   Allowance for doubtful accounts              346            497         235            608



Year ended January 31, 1997
   Slow moving and obsolete inventory         2,788              -         427          2,361

Year ended January 31, 1998
   Slow moving and obsolete inventory         2,361             18           -          2,379

Year ended January 31, 1999
   Slow moving and obsolete inventory         2,379          1,149       1,674          1,854

                                      F24