Form 10-K/A
period 1999-01-31
FIRST AVIATION SERVICES INC
filed 1999-06-07
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1
 (Mark One)

 X   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
___  1934 (No Fee Required) For the fiscal year ended January 31, 1999

___ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from___________ to
     ____________

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

                                                    Name of each exchange
                  Title of each class               on which registered
                  None                              None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days or for such short period that the registrant was subject to such filing requirements. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates as of April 23, 1999 was approximately $39,383,295

The number of shares outstanding of the registrant's common stock as of April 23, 1999 was 9,001,896 shares.

                    Documents incorporated by reference: None

                                EXPLANATORY NOTE


The Registrant hereby amends and restates in its entirety its Annual Report on Form 10-K for the year ended January 31, 1999 to correctly state the amount of assets included in Footnote 14 - Segment Reporting, of the Financial Statements of First Aviation Services Inc. and subsidiaries set forth on pages F1-F24.

PART I

Item 1.  Business
-----------------

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

     The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut and can be reached via e-mail at first@firstaviation.com. The executive officers of the Company are Michael C. Culver, Gerald E. Schlesinger, John A. Marsalisi and Philip C. Botana. The information required to be furnished with respect to these executive officers is set forth in, and incorporated by reference from Part III Item 10 of this Annual Report on Form 10-K/A.


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

Item 2.  Properties
-------------------

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

Item 3.  Legal Proceedings
--------------------------

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



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Market Information. The Company's common stock trades on The NASDAQ Stock Market under the symbol FAVS. The table below sets forth the quarterly high and low sales prices for the Company's common stock as reported on the NASDAQ Composite Tape since March 5, 1997, the date public trading commenced.

             Fiscal Year Ended                     Fiscal Year Ended
             January 31, 1999                       January 31, 1998
 ------------------------------------    ---------------------------------------
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

Item 6. Selected Financial Data
-------------------------------

     The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.


(All amounts in thousands, except per share amounts)

                                                                                                             Twelve
                                                     Fiscal Year         Fiscal Year         Fiscal Year      Months
                                                        Ended               Ended               Ended         Ended
                                                     January 31,         January 31,         January 31,   January 31,
                                                         1999              1998 (1)              1997        1996 (2)
                                                    --------------      --------------      -------------- ------------
Statement of Operations Data:
   Net sales                                        $ 153,740           $ 153,642           $ 104,236      $  92,857
   Cost of sales                                      126,456             130,433              89,426         81,199
                                                    ---------           ---------           ---------      ---------
   Gross profit                                        27,284              23,209              14,810         11,658
   Selling, general and administrative expenses        21,662              14,827               9,881          8,578
   Non-recurring charges (3)                            6,178                   -                   -              -
                                                    ---------           ---------           ---------      ---------
   Income (loss) from operations                         (556)              8,382               4,929          3,080
   Interest expense                                     1,830               1,842               3,470          3,249
   Interest Income                                        (15)               (357)                  -              -
   Other expense                                           42                  38                   -            801
                                                    ---------           ---------           ---------      ---------
   Income (loss) before taxes and                      (2,413)              6,859               1,459           (970)
     extraordinary items
   Income tax expense (benefit)                          (699)              1,500                   -             90
                                                    ---------           ---------           ---------      ---------
   Income (loss) before extraordinary item             (1,714)              5,359               1,459         (1,060)
   Extraordinary item (4)                                   -                (108)               (864)             -
                                                    ---------           ---------           ---------      ---------
   Net income (loss)                                $  (1,714)          $   5,251                $595      $  (1,060)
                                                    =========           =========           =========      =========

Dividends on preferred stock (5)                            -                  11                 132
                                                    ---------           ---------           ---------
Net income available to common stockholders         $  (1,714)          $   5,240           $     463
                                                    =========           =========           =========

Net income (loss) per common share:
   Basic net income per common share before
     extraordinary item                             $   (0.19)          $    0.63           $    0.37
   Extraordinary item                                    -                  (0.01)              (0.24)
                                                    ---------           ---------           ---------
   Basic net income per common share                $   (0.19)          $    0.62           $    0.13
                                                    =========           =========           =========

Weighted average shares outstanding                     8,973               8,432               3,557

   Net income (loss) per common share -
     assuming dilution - before extraordinary       $   (0.19)          $    0.61           $    0.26
     item
   Extraordinary item                                    -                  (0.01)              (0.17)
                                                    ---------           ---------           ---------

Adjusted net income per common share -
     assuming dilution                              $   (0.19)          $    0.60           $    0.09
                                                    =========           =========           =========
Weighted average shares outstanding and
     assumed conversions                                8,973               8,698               5,194

Balance Sheet Data:
   Working capital                                  $  47,093           $  53,735           $  37,487      $  31,413
   Total assets                                        97,089              82,523              62,372         60,384
   Short-term line of credit                            8,850                   -                   -              -
   Current portion of long-term debt                        -                   -               1,100          1,970
   Long-term debt, less current portion                13,907              13,866              32,794         27,005
   Other long-term liabilities                          1,443               1,041               2,119          3,601
   Series A Preferred Stock                                 -                   -               1,650          1,650
   Total stockholders' equity                       $  44,381           $  45,957           $   6,281      $   4,186

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


                                                        Predecessor        First Aviation       Twelve-months
                                                          2/1/95 -            6/1/95 -              Ended
                                                          5/31/95              1/31/96         January 31, 1996
                                                      ----------------    -----------------    ----------------
Net sales                                                $   24,338          $  68,519           $   92,857
Cost of sales                                                23,809             57,390               81,199
                                                         ----------          ---------           ----------
Gross profit                                                    529             11,129               11,658
Selling general and administrative expenses                   3,229              5,349                8,578
                                                         ----------          ---------           ----------
Income (loss) from operations                                (2,700)             5,780                3,080
Interest expense                                                644              2,605                3,249
Other expense                                                   801                  -                  801
                                                         ----------          ---------           ----------
Income (loss) before tax and extraordinary item              (4,145)             3,175                 (970)
Income tax expense (benefit)                                 (1,210)             1,300                   90
                                                         ==========          =========           ==========
Net income (loss)                                        $   (2,935)         $   1,875           $   (1,060)
                                                         ==========          =========           ==========

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




                                                        Fiscal Year           Fiscal Year           Fiscal Year
                                                           Ended                 Ended                 Ended
                                                      January 31, 1999      January 31, 1998      January 31, 1997
                                                      ----------------      ----------------      ----------------
Net sales                                                   100.0%                100.0%                100.0%
                                                            -----                 -----                 -----
Cost of sales                                                82.3                  84.9                  85.8
                                                            -----                 -----                 -----
Gross profit                                                 17.7                  15.1                  14.2
Selling general and administrative expenses                  14.1                   9.7                   9.5
Non-recurring charge                                          4.0                   --                    --
                                                            -----                 -----                 -----
Income (loss) from operations                                (0.4)                  5.4                   4.7
Interest expense                                             (1.2)                  1.2                   3.3
Interest income                                               --                   (0.2)                  --
                                                            -----                 -----                 -----
Income (loss) before tax and extraordinary item              (1.6)                  4.4                   1.4
Income tax expense (benefit)                                 (0.5)                  1.0                   --
                                                            =====                 =====                 =====
Net income (loss) before extraordinary item                  (1.1)%                 3.4%                  1.4%
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

     Costs associated with the Company's Year 2000 compliance effort, including consulting costs and costs associated with internal resources used to modify existing systems in order to achieve Year 2000 compliance, are charged to expense as incurred. Management estimates that the expenditures relating to the Company's Year 2000 compliance effort will total approximately $400,000. Through January 31, 1999 management estimates that approximately $200,000 has been spent addressing this issue. The remainder is expected to be spent over the next two to three quarters. The Company does not separately track internal costs of the Year 2000 compliance effort. The anticipated costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant systems. Management does not expect the financial impact of making the required system changes to be material to the Company's overall consolidated financial position.

Inflation

     The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States has had or will have a significant effect on its revenues or operations.

Item 7A.  Quantative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     See Index to Financial Statements, which appears on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

     None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

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


Item 11.  Executive Compensation
--------------------------------

                           Summary Compensation Table

     The following table sets forth certain information for the fiscal years ended January 31, 1999, 1998 and 1997, regarding compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and each of the other executive officers of the Company whose compensation exceeded $100,000.

                                                  Annual Compensation
                                                                                                        Long -Term
                                                                                                       Compensation
                                                                                                      -------------
                                                                       Annual Compensation              Securities
                                                                  ---------------------------           Underlying
Name and Principal Position          Year                         Salary               Bonus             Options
---------------------------          ----                         ------               -----             -------
Philip C. Botana                 FYE 1/31/99                       $87,500                                25,000
Vice President                   FYE 1/31/98                           N/A
                                 FYE 1/31/97                           N/A

Michael C. Culver                FYE 1/31/99                      $180,000
Chief Executive Officer          FYE 1/31/98                      $180,000
                                 FYE 1/31/97                       $23,000

John A. Marsalisi                FYE 1/31/99                      $155,000
Chief Financial Officer          FYE 1/31/98                      $155,000            $20,000              5,000
                                 FYE 1/31/97                       $20,000                                40,000

Gerald E. Schlesinger            FYE 1/31/99                      $190,000
Senior Vice President            FYE 1/31/98                       $99,167            $40,000             60,000
                                 FYE 1/31/97                           N/A


                      Option Grants in the Last Fiscal Year

         The following table sets forth information regarding the stock options that were granted during the last fiscal year to each of the officers named in the Summary Compensation Table.

                                                           Individual Grants
                                        --------------------------------------------------------------------
                                        Percent of
                      Number of         Total Options
                      Securities        Granted to                                            Grant Date
                      Underlying        Employees in      Exercise of                         Present Value
Name                  Options Granted   Fiscal year       Base Price        Expiration date   Per Share (1)
----                  ---------------   -----------       ----------        ---------------   -------------

Philip C. Botana           25,000            28.3%             $6                2008              $1.90

Michael C. Culver          None              N/A               N/A               N/A               N/A

John A. Marsalisi          5,000             5.7%              $6                2008              $1.90

Gerald E.                  10,000            11.3%             $6                2008              $1.90
Schlesinger

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

                                  Number of Securities               Value of Unexcercised
                                 Underlying Unexercised              In-The-Money Options
                               Options at Fiscal Year End             at Fiscal Year End
          Name                  Exercisable/Unexercisable         Excercisable/Unexcercisable
          ----                  -------------------------         ---------------------------

Philip C. Botana                       None/25,000                            N/A

Michael C. Culver                       None/None                             N/A

John A. Marsalisi                     20,000/25,000                           N/A

Gerald E. Schlesinger                 12,500/47,500                           N/A

Employment Contracts, Termination of Employment and Change in Control
Arrangements

     In December 1996, First Aviation entered into employment agreements with Michael C. Culver and John A. Marsalisi. Mr. Culver's and Mr. Marsalisi's employment agreements are each for terms of three years which expire on December 31, 1999, and provide for an annual base salary of $180,000 and $155,000, respectively. In July 1997, First Aviation entered into a three-year employment agreement with Gerald E. Schlesinger with a base salary of $170,000. On June 1, 1998, the Company entered into a three year employment agreement with Philip C. Botana with a base salary of $150,000. Each agreement provides for base salaries to be adjusted at the discretion of the Board of Directors. Each of the employment agreements provides for: (i) benefits which are also generally available to other employees of First Aviation in similar employment positions,
(ii) reimbursement of reasonable business related expenses, (iii) three weeks paid vacation a year, and (iv) a severance payment, upon termination without cause or for death or disability, equal to six months base salary. Each of the agreements may be terminated by First Aviation without cause at any time upon 30 days notice or by the executive for any reason upon 30 days notice.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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


Name and Address                                    Amount and Nature of
of  Beneficial Owner                                Beneficial Ownership                             Percent of Class
--------------------                                --------------------                             ----------------
First Equity Group Inc. (1)                              3,747,018                                         41.6%

Aaron P. Hollander (1)                                   3,747,018                                         41.6%

Michael C. Culver (1)                                    3,747,018                                         41.6%

The Wynnefield Group (2)
     One Penn Plaza, Suite 4720
     New York, NY  10119                                 1,586,792                                         17.6%

Canpartners Investments IV, LLC (3)
     9665 Wilshire Boulevard
     Suite 200
     Beverly Hills, California 90212                     1,293,335                                         14.4%

Wellington Management Company, LLP (4)
     75 State Street
     Boston, MA  02109                                     882,000                                          9.8%

John A. Marsalisi                                            8,062                                             *

Gerald E. Schlesinger                                          983                                             *
     Aircraft Parts International
     3778 Distriplex Drive North
     Memphis, TN  38118

Philip C. Botana
     Aircraft Parts International
     3778 Distriplex Drive North
     Memphis, TN  38118                                      1,000                                             *

Joshua S. Friedman (5)                                          --                                             *

Robert L. Kirk                                              10,803                                             *

Charles B. Ryan                                             45,353                                             *

All directors and executive
     officers as a group (9 persons)                     3,809,849                                         42.4%

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

         The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The sublease, which became effective April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Monthly payments under this sublease were approximately $8,700 and $5,000 respectively, for the fiscal years ended January 31, 1999 and 1998.

         The Company believes that the terms of the advisory agreement and the sublease agreement between the Company and First Equity are at least as favorable as the terms which would have been obtained by the Company from an unaffiliated third-party.

                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1) Financial Statements and Schedules
       ----------------------------------

       See Index to Consolidated Financial Statements, which appears on Page F-1 hereof

   (2) Financial Statement Schedule II - Valuation and Qualifying Accounts, which appears on Page F-24 hereof.

(b)    Form 8-K
       --------
       No reports on Form 8-K were filed by the registrant during the fourth quarter of fiscal 1999.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 7, 1999.


                                                   FIRST AVIATION SERVICES INC.


                                                   By:  /s/ John A. Marsalisi
                                                        ------------------------
                                                   John A. Marsalisi
                                                   Chief Financial Officer


        Signature                           Title                                                    Date
        ---------                           -----                                                    ----
       /s/ Aaron P. Hollander               Chairman of the Board                                    June 7, 1999
       --------------------------
       Aaron P. Hollander


       /s/ Michael C. Culver                Chief Executive Officer and
       ---------------------------          Director (Principal Executive Officer)                   June 7, 1999
       Michael C. Culver

       /s/ John A. Marsalisi                Chief Financial Officer and                              June 7, 1999
       --------------------------
       John A. Marsalisi                    Director (Principal Financial and
                                            Accounting Officer)

       /s/ Joshua S. Friedman               Director                                                 June 7, 1999
       --------------------------
       Joshua S. Friedman


       /s/ Robert L. Kirk                   Director                                                 June 7, 1999
       --------------------------
       Robert L. Kirk


       /s/ Charles B. Ryan                  Director                                                 June 7, 1999
       --------------------------
       Charles B. Ryan


e


                          First Aviation Services Inc.

                        Consolidated Financial Statements
               For the years ended January 31, 1999, 1998 and 1997




                                    Contents

Report of Independent Auditors................................................F2

Consolidated Financial Statements

Consolidated Balance Sheets...................................................F3
Consolidated Statements of Operations.........................................F4
Consolidated Statements of Stockholders' Equity...............................F5
Consolidated Statements of Cash Flows......................................F6-F7
Notes to Consolidated Financial Statements................................F8-F23

Schedule II - Valuation and Qualifying Accounts..............................F24



                                      F1






                         Report of Independent Auditors


The Board of Directors and Stockholders
First Aviation Services Inc.

We have audited the accompanying balance sheets of First Aviation Services Inc.
as of January 31, 1999 and 1998, and the consolidated statements of operations, stockholders' equity, and cash flows for the three years ended January 31, 1999.
Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation
Services Inc. as of January 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the three years ended January 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      /s/  Ernst & Young LLP

Stamford, Connecticut
March 24, 1999,
except for Note 6, as to which the date is April 28, 1999


                                      F2


                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                                            January 31,
                                                                                      1999              1998
                                                                                      ----------------------
Assets
Current assets:
    Cash and cash equivalents                                                        $   149          $   237
    Trade receivables, net of allowance for doubtful accounts of $608 and
       $346, respectively                                                             28,056           27,841
    Inventories, net                                                                  51,757           43,311
    Deferred income taxes                                                              2,638            2,381
    Prepaid expenses and other                                                         1,851            1,624
                                                                                   ---------        ---------

Total current assets                                                                  84,451           75,394

Plant and equipment, net                                                              10,729            5,027
Goodwill, net                                                                          1,840            1,873
Other assets                                                                              69              229
                                                                                   ---------        ---------
                                                                                     $97,089          $82,523

Liabilities and stockholders' equity Current liabilities:
    Accounts payable                                                                 $17,873          $14,106
    Accrued compensation and related expenses                                          2,667            2,146
    Accrued litigation costs                                                           2,840                -
    Other accrued liabilities                                                          3,045            2,631
    Income taxes payable                                                               2,083            2,776
    Short term line of credit                                                          8,850                -
                                                                                   ---------        ---------

Total current liabilities                                                             37,358           21,659

Long-term debt, less current portion                                                  13,907           13,866
Minority interest                                                                      1,041            1,041
Obligations under capital leases                                                         402                -
                                                                                   ---------        ---------

Total liabilities                                                                     52,708           36,566

Stockholders' equity:
    Common stock, $0.01 par value, 25,000,000 shares authorized, 9,001,896 and
       8,928,925, shares issued and outstanding at January 31, 1999 and 1998,
       respectively                                                                       90               89
    Additional paid-in capital                                                        38,515           38,378
    Retained earnings                                                                  5,776            7,490
                                                                                   ---------        ---------
Total stockholders' equity                                                            44,381           45,957
                                                                                   ---------        ---------
                                                                                     $97,089         $82,523
                                                                                     =======         =======


See accompanying notes.



                                      F3

                          First Aviation Services Inc.
                      Consolidated Statements of Operations
                      (in thousands, except share amounts)


                                                            Year ended          Year ended         Year ended
                                                            January 31,         January 31,        January 31,
                                                               1999                1998               1997
                                                          ---------------    ----------------    -------------
Net sales                                                    $ 153,740          $ 153,642           $ 104,236
Cost of sales                                                  126,456            130,433              89,426
                                                             ---------          ---------           ---------
Gross profit                                                    27,284             23,209              14,810
Selling, general and administrative expenses                    21,662             14,827               9,881
Non-recurring charges                                            6,178                  -                   -
                                                             ---------          ---------           ---------
Income (loss) from operations                                     (556)             8,382               4,929
Interest expense                                                 1,830              1,842               3,470
Interest income                                                    (15)              (357)                  -
Minority interest in subsidiary                                     42                 38                   -
                                                             ---------          ---------           ---------
Income (loss) before provision for income taxes and
   extraordinary item                                           (2,413)             6,859               1,459
Provision (benefit) for income taxes                              (699)             1,500                   -
                                                             ---------          ---------           ---------
Income (loss) before extraordinary item                         (1,714)             5,359               1,459
Extraordinary item:
Loss on early extinguishment of debt                                 -               (108)               (864)
                                                             ---------          ---------           ---------
Net income (loss)                                               (1,714)             5,251                 595
Dividends on preferred stock                                         -                 11                 132
                                                             ---------          ---------           ---------
Net income (loss) available to common stockholders           $  (1,714)         $   5,240           $     463
                                                             =========          =========           =========

Basic net income per common share:
Income (loss) before extraordinary item available
   to common stockholders                                    $   (0.19)         $    0.63           $    0.37
Extraordinary item                                                   -              (0.01)              (0.24)
                                                             ---------          ---------           ---------
Basic net income (loss) per common share                     $   (0.19)         $    0.62           $    0.13
Shares used in the calculation of basic net income
   (loss) per common share                                   8,972,953          8,432,234           3,556,665
Net income per common share - assuming dilution:
Income (loss) before extraordinary item available
   to common stockholders                                    $   (0.19)         $    0.61           $    0.26
Extraordinary item                                                   -              (0.01)              (0.17)
                                                             ---------          ---------           ---------
Net income (loss) per common share - assuming
   dilution                                                  $   (0.19)         $    0.60           $    0.09
Shares used in the calculation of net income (loss) per
   common share - assuming dilution                          8,972,953          8,698,400           5,194,456
                                                             =========          =========           =========

See accompanying notes


                                      F4

                          First Aviation Services Inc.

                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                            Preferred Stock                       Common Stock
                                                    ---------------------------------   ---------------------------------
                                                      Number of                           Number of
                                                       Shares             Amount            Shares            Amount
                                                    --------------    ---------------   ---------------    --------------
Balances at January 31, 1996                               33,000     $      1,650         3,556,665       $         36
   Issuance of options to purchase common stock
                                                                -                -                 -                  -
   Net income                                                   -                -                 -                  -
                                                    --------------    ---------------   ---------------    --------------

Balances at January 31, 1997                               33,000            1,650         3,556,665                 36
   Payment of preferred stock dividends
   Conversion of preferred stock                          (33,000)          (1,650)          165,000                  1
   Issuance of common stock in initial public
     offering                                                   -                -         3,900,000                 39
   Exercise of warrants to purchase common stock
                                                                -                -         1,293,335                 13
   Shares issued under qualified plans                          -                -            13,925                  -
   Net income                                                   -                -                 -                  -
                                                    --------------    ---------------   ---------------    --------------

Balances at January 31, 1998                                    -                -         8,928,925                 89
   Exercise of stock options to purchase common
     shares                                                     -                -            40,000                  1
   Shares issued under qualified plans                          -                -            32,971                  -
   Net income (loss)                                            -                -                 -                  -
                                                    --------------    ---------------   ---------------    --------------

   Balances at January 31, 1999                                 -     $          -         9,001,896       $         90
                                                    ==============    ===============   ===============    ==============

                                                        Additional

                                                         Paid-in           Retained
                                                         Capital           Earnings            Total
                                                      ---------------   ---------------    --------------
Balances at January 31, 1996                          $        625      $      1,875       $      4,186
   Issuance of options to purchase common stock
                                                             1,500                 -              1,500
   Net income                                                    -               595                595
                                                      ---------------   ---------------    --------------

Balances at January 31, 1997                                 2,125             2,470              6,281
   Payment of preferred stock dividends                                         (231)              (231)
   Conversion of preferred stock                             1,649                 -                  -
   Issuance of common stock in initial public
     offering                                               34,438                 -             34,477
   Exercise of warrants to purchase common stock
                                                                57                 -                 70
   Shares issued under qualified plans                         109                 -                109
   Net income                                                    -             5,251              5,251
                                                      ---------------   ---------------    --------------

Balances at January 31, 1998                                38,378             7,490             45,957
   Exercise of stock options to purchase common
     shares                                                      -                 -                  1
   Shares issued under qualified plans                         137                 -                137
   Net income (loss)                                             -            (1,714)            (1,714)
                                                      ---------------   ---------------    --------------

   Balances at January 31, 1999                       $     38,515      $      5,776       $     44,381
                                                      ===============   ===============    ==============

See accompanying notes.


                                      F5

                          First Aviation Services Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                            Year ended          Year ended         Year ended
                                                            January 31,         January 31,        January 31,
                                                               1999                1998               1997
                                                          ---------------    ----------------    -------------
Cash flows from operating activities Net income (loss)         $ (1,714)           $ 5,251              $ 595
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                  867                908              1,047
     Extraordinary item, loss on early
       extinguishment of debt                                         -                  -                538
     Compensation expense on stock options issued                     -                  -              1,500
     Deferred income taxes                                         (257)               448                  -
     Changes in assets and liabilities:
       Trade receivables                                           (215)            (2,142)             3,457
       Inventories                                               (8,446)            (1,041)            (5,116)
       Prepaid expenses and other assets                            (67)               819               (957)
       Accounts payable                                           3,767             (4,153)            (3,063)
       Accrued litigation costs                                   2,840                  -                  -
       Accrued compensation and related expenses,
         and other accrued liabilities                              935             (3,154)              (106)
       Income taxes payable                                        (693)               874                  -
       Other noncurrent liabilities                                   -                  -             (1,642)

Net cash used in operating activities                            (2,983)            (2,190)            (3,747)

Cash flows from investing activities
Purchase of assets from former owners, including
   acquisition costs                                                  -            (10,636)                 -
Purchases of plant and equipment                                 (6,055)            (2,375)              (957)
Payment for license rights and other intangibles                      -                  -               (375)
Proceeds from disposals of plant and equipment                       14                  -                  -
                                                           ------------      -------------       ------------

Net cash used in investing activities                            (6,041)           (13,011)            (1,332)


See accompanying notes.


                                      F6

                          First Aviation Services Inc.

                                 (in thousands)


                                                            Year ended          Year ended         Year ended
                                                            January 31,         January 31,        January 31,
                                                               1999                1998               1997
                                                          ---------------    ----------------    -------------
Cash flows from financing activities
Net borrowings / (repayments) on revolving line of
   credit                                                      $     41          $ (15,628)          $  5,393
Net borrowings on short term line of credit                       8,850                  -                  -
Principal payments on capital lease obligations                     (93)                 -                  -
Proceeds from borrowings on term loans                                -                  -              3,000
Repayments of term loans                                              -             (2,650)            (2,117)
Repayments of subordinated note                                       -             (1,750)            (1,197)
Sale of preferred stock of subsidiary                                 -              1,041                  -
Payment of dividends on preferred stock                               -               (231)                 -
Proceeds from issuance of common stock in initial
   public offering                                                    -             39,000                  -
Expenses relating to initial public offering                          -             (4,523)                 -
Proceeds from exercise of common stock warrants and
   issuance of stock under employee stock purchase
   plan                                                             138                179                  -
                                                                 ------         ----------           --------

Net cash provided by (used in) financing activities               8,936             15,438              5,079
                                                                 ------         ----------           --------

Net change in cash and cash equivalents                            (88)               237                   -
Cash at the beginning of the period                                237                  -                   -
                                                                 ------         ----------             --------

Cash and cash equivalents at the end of  the period            $   149        $       237            $      -
                                                                ======         ==========             ========
Supplemental cash flow disclosures:
Cash paid for:
Interest                                                        $1,563         $    1,748             $  3,148
                                                                ======         ==========             ========

Income taxes                                                    $  730         $       -              $    545
                                                                ======         ==========             ========

Acquisition of equipment through capital lease                  $ 495          $       -              $      -
                                                                ======         ==========             ========



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

With the closing of the Offering, the Company acquired certain assets and assumed certain liabilities of API from AMR Combs for an adjusted purchase price of $10.6 million, including expenses of approximately $523 that were incurred in connection with the acquisition. The acquisition was accounted for under the purchase method of accounting as of the closing date. The purchase price, including acquisition costs, was allocated to the assets and liabilities of API based upon their relative fair values. The excess of purchase price paid over the value of the net



                                      F8
assets acquired is included in goodwill in the accompanying consolidated balance sheets. The consolidated financial statements of the Company since March 5, 1997 reflect the impact of the results of operations of API as well as the purchase price allocation.

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

                                                       Years Ended January 31,
                                                       1998                1997
                                                 -----------------    ----------------
Net Sales                                           $  156,867           $  143,545
Net income                                               5,248                  494
Net income available to common stockholders              5,237                  362
Basic net income per common share                   $     0.62           $     0.10
Net income per common share - assuming
   dilution                                         $     0.60           $     0.07


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

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") and specific identification methods. Costs include direct material, direct labor and applicable manufacturing overhead. A significant portion of the Company's inventory consists of new, overhauled, serviceable and repairable aircraft engine parts that are purchased principally from Allison Engine Company ("Allison"), a subsidiary of Rolls Royce Ltd., and also from other parts resellers and customers. Inventory also consists of general aircraft parts. Before any



                                      F10

Inventories

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

Segments

Effective January 1, 1998, the Company adopted the FASB's Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way public business enterprises report information about operating segments in



                                      F11

Segments

annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 14.

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



                                      F12

3. Inventories

Inventories consist of the following:

                                                             January 31,
                                                           1999        1998
                                                          -----------------

Parts held for manufacturing or resale                   $ 37,320    $ 31,025
Work-in-process                                            11,628       8,099
Finished goods                                              4,663       6,566
                                                           ------      ------
                                                           53,611      45,690
Less: allowance for obsolete and slow moving inventory     (1,854)     (2,379)
                                                           ------      ------
                                                         $ 51,757    $ 43,311
                                                           ======      ======


4. Plant and Equipment

Plant and equipment consist of the following:

                                                               January 31,
                                                            1999       1998
                                                          --------------------

Machinery and equipment                                   $ 4,073    $ 3,147
Building and other leasehold improvements                   2,521      1,934
Office furniture, fixtures and equipment                    3,988      1,202
Construction-in-process                                     3,188        821
                                                           ------     ------
                                                           13,770      7,104
Less: accumulated depreciation                             (3,041)    (2,077)
                                                           ------     ------
                                                         $ 10,729    $ 5,027
                                                           ======     ======


5. Related Parties

During the quarter ended October 31, 1998, the Company, upon the authorization of the independent members of the Board of Directors, entered into an advisory agreement with a related party, First Equity Development Inc. ("First Equity"). Pursuant to the agreement, First Equity is to provide the Company investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement may be terminated by either party upon 30-days written notice to the other. Under the terms of the agreement, the Company will pay a fee to First Equity for the successful completion of certain transactions (the "Success Fee"), and will reimburse First Equity for its out-oFpocket expenses. The amount of the Success Fee will be established by the independent members of the Board of Directors and will be dependent upon a variety of factors, including, but not limited to, the scope of the services to be provided, the size and type of acquisition, and the successful completion of a transaction. The agreement requires the Company to pay First Equity a $30,000 monthly retainer effective February 1, 1998, which can be applied as a credit against the Success Fee, subject to certain limitations. During the year ended January 31, 1999 the Company paid First Equity retainer fees totaling $360,000, all of which can be applied against the Success Fee, which were expensed (Note
9).



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


6. Short Term Line of Credit and Long Term Debt

Short Term Line of Credit
                                                      January 31,
                                                  1999          1998
                                                -----------------------
Short term line of credit                       $ 8,850        $   -
                                                =======        =======


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



                                      F14

Long-term debt
                                                            January 31,
                                                         1999       1998
                                                        -------------------
Borrowings under revolving line of credit               $13,907     $13,866
                                                        =======     =======

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

8. Income Taxes

The provision (benefit) for income taxes is as follows:

                                           Year ended         Year ended         Year ended
                                           January 31         January 31,        January 31,
                                              1999               1998               1997
                                           ----------         -----------        -----------
Current:
    Federal                                $     (46)          $   2,221          $      -
    State                                       (396)                 36                 -
                                           ----------          ---------          --------
                                                (442)              2,257                 -
Deferred:
    Federal                                     (543)             (1,014)                -
    State                                        286                 257                 -
                                           ---------           ---------          --------
                                                (257)               (757)                -
                                           ----------          ----------         --------
                                           $    (699)          $   1,500          $      -
                                           ==========          =========          ========


A reconciliation between income tax provision (benefit) computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:


                                           Year ended         Year ended         Year ended
                                           January 31,        January 31,        January 31,
                                              1999               1998               1997
                                           ----------         -----------        -----------
Provision (benefit) at statutory rate         (34.0%)               34.0%             34.0%
State tax provision, net of federal benefit     7.4                  5.5               6.6
Change in valuation allowance                   -                  (47.4)            (40.6)
Provision (benefit) for contingencies         (10.4)                29.1               -
Other, net                                      8.0                  0.7               -
                                               ----                 ----              ----
                                              (29.0%)               21.9%              0.0%
                                              =====                 ====               ===



                                      F17

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:

                                                                                  January 31,        January 31,
                                                                                     1999               1998
                                                                                  ----------         -----------
Financial statement accruals not currently deductible for
    income tax purposes                                                             $  3,758         $    3,482
Differences in the financial statement and income tax bases of
    fixed assets                                                                          770              1,212
Net operating loss and tax credit carry forwards                                          928                  -
Attributes subject to IRC Section 382                                                       -                251
Other                                                                                     436                690
                                                                                      -------           --------
                                                                                        5,892              5,635
Valuation allowance                                                                    (3,254)            (3,254)
                                                                                      -------           --------
Net deferred tax assets                                                             $  2,638         $     2,381
                                                                                    ========            ========

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


9. Non-Recurring Charges

Legal defense and related costs                               $    3,100
Severance and termination                                          1,168
Facility exit costs                                                1,110
Fees and expenses of terminated acquisitions                         800
                                                              ----------

     Total non-recurring charges                              $    6,178
                                                              ==========


During the fourth quarter, the Company recorded a $3.1 million pre-tax charge for costs incurred in connection with the defense of the Company and its Directors from the claims brought on by a former director and manager. The charge includes legal fees incurred through the conclusion of the trial, and out of pocket costs, including expert testimony and the cost of defending against an appeal by the plaintiff. The Company is pursuing recovery




                                      F18
of these costs in accordance with the terms and conditions of a Directors and Officers Insurance policy maintained by the Company. The amount of recovery, if any, is not ascertainable at this time.

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


                                      F19

11.  Earnings per Share

The following sets forth the computation of basic earnings per share and earnings per share - assuming dilution.

                                                                                Years ended January 31,
                                                                         1999             1998             1997
                                                                    ---------------  ---------------   --------------
Numerator:
   Income (loss) before extraordinary item                            $   (1,714)      $      5,359      $   1,459
   Preferred stock dividends                                                    -               (11)          (132)
                                                                    ---------------  ---------------   --------------

   Numerator for earnings per share - net income (loss) available
     to common stockholders before extraordinary item                     (1,714)             5,348          1,327


   Effect of extraordinary item, net of associated income tax
     benefit                                                                  --               (108)          (864)
                                                                     -------------   ---------------   --------------

   Numerator for earnings per share - net income (loss) available
     to common stockholders                                           $   (1,714)      $      5,240      $     463
                                                                     ===============  ===============   ==============


Denominator:
   Denominator for basic earnings per share - weighted average
     shares                                                            8,972,953          8,432,234      3,556,665

   Effect of dilutive warrants and employee stock options                    -              266,166      1,637,791
                                                                    ---------------  ---------------   --------------

   Denominator for earnings per share - assuming dilution  -
     adjusted weighted average shares and assumed conversions          8,972,953          8,698,400      5,194,456
                                                                    ==============  ===============   ==============



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



                                      F21

The following tables present information by operating segment (in thousands)



                                                            Year ended       Year ended      Year ended
                                                            January 31,      January 31,     January 31,
                                                               1999             1998            1997
                                                          ---------------    -----------   -------------
Revenues
     NAC                                                    $ 94,074           $109,639      $104,236
     API                                                      59,666             44,003             -
                                                            --------           --------      --------
Total revenue                                               $153,740           $153,642      $104,236
                                                            ========           ========      ========

Gross profit
     NAC                                                    $ 15,588           $ 14,976      $ 14,810
     API                                                      11,696              8,233             -
                                                            --------           --------      --------
Total gross profit                                          $ 27,284           $ 23,209      $ 14,810
                                                            ========           ========      ========

Other non-recurring charges
     NAC                                                    $  5,378           $      -      $      -
     API                                                         800                  -             -
                                                            --------           --------      --------
Total non-recurring charges                                 $  6,178           $      -      $      -
                                                            ========           ========      ========

Extraordinary item
     NAC                                                    $      -           $    108      $    864
     API                                                           -                  -             -
                                                            ========           ========      ========
Total extraordinary item                                    $      -           $    108      $    864

Assets
     NAC                                                    $ 66,436           $ 62,370      $ 62,372
     API                                                      27,850             18,484             -
     Corporate                                                 2,803              1,669             -
                                                            --------           -------       --------
Total assets                                                $ 97,089           $ 82,523      $ 62,372
                                                            ========           ========      ========

Long-lived asset additions
     NAC                                                    $  3,842           $  2,375      $    957
     API                                                       2,158             10,636             -
     Corporate                                                    55                  -             -
                                                            --------            -------      --------
Total long-lived asset additions                            $  6,055           $ 13,011      $    957
                                                            ========           ========      ========

Depreciation and amortization
     NAC                                                    $    333           $    585      $  1,047
     API                                                         499                245             -
     Corporate                                                    35                 78             -
                                                            --------            -------      --------
Total depreciation and amortization                         $    867           $    908      $  1,047
                                                            ========           ========      ========




                                      F22

15. Quarterly Financial Information (unaudited)

                                                First Quarter     Second Quarter     Third Quarter       Fourth Quarter
Fiscal year ended January 31, 1999

Net sales                                        $34,624            $37,237             $39,331             $42,548
Gross profit                                       5,410              6,473               7,055               8,346
Non-recurring charges                              2,777                  -                   -               3,401

Net income (loss)                                $(1,751)           $   709             $   803             $(1,475)
                                               ============       ===========         ============        ============

Basic net income (loss) per share                $(0.20)            $ 0.08              $ 0.09              $ (0.16)
                                               ------------       -----------         ------------        ------------
Net income (loss) per share - assuming
   dilution                                      $(0.20)            $ 0.08              $ 0.09              $ (0.16)
                                               ============       ===========         ============        ============

Fiscal year ended January 31, 1998

Net sales                                        $35,847            $38,575             $39,543             $39,677
Gross profit                                       5,294              6,054               6,759               5,102
Net income before extraordinary item               1,120              1,558               1,647               1,034
Extraordinary item - loss on early
   extinguishment of debt, net of
   associated income tax benefit                    (108)                 -                   -                   -

Net income                                       $ 1,012            $ 1,558             $ 1,647             $ 1,034
                                               ============       ===========         ============        ============
Basic net income per share before
   extraordinary item                            $ 0.17             $ 0.17              $ 0.18              $  0.12
Extraordinary item                                (0.02)                 -                   -                    -
                                               ============       ===========         ============        ============
Basic net income per share                       $ 0.15             $ 0.17              $ 0.18              $  0.12
                                               ============       ===========         ============        ============
Net income per share - assuming dilution,
   before extraordinary item                     $ 0.16             $ 0.17              $ 0.18              $  0.11
Extraordinary item                                (0.01)                 -                   -                    -
                                               ============       ===========         ============        ============
Net income per share - assuming dilution         $ 0.15             $ 0.17              $ 0.18              $ 0.11
                                               ============       ===========         ============        ============


                                      F23

Schedule II - Valuation and Qualifying Accounts


           First Aviation Services Inc. and Consolidated Subsidiaries
                             (amounts in thousands)


                                      Balance at                                   Balance as
                                     beginning of                                  of end of
                                        period        Additions     Deductions       period
                                     -------------- -------------- -------------- -------------
Description
Year ended January 31, 1997
   Allowance for doubtful accounts        278             75             75             278

Year ended January 31, 1998
   Allowance for doubtful accounts        278             74              6             346

Year ended January 31, 1999
   Allowance for doubtful accounts        346            497            235             608




Year ended January 31, 1997
   Slow moving and obsolete             2,788              -            427           2,361
    inventory

Year ended January 31, 1998
   Slow moving and obsolete             2,361             18              -           2,379
    inventory
Year ended January 31, 1999
   Slow moving and obsolete             2,379          1,149          1,674           1,854
    inventory