Form 10-Q
period 1999-04-30
FIRST AVIATION SERVICES INC
filed 1999-06-07
CIK 1025743

FORM 10Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999
                                                 --------------

---------         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934)

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


                         15 Riverside Avenue, Westport,
                         ------------------------------
                             Connecticut, 06880-4214
                              (Address of principal
                               executive offices)

                                 (203) 291-3300
                                 --------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


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

The number of shares outstanding of the registrant's common stock as of June 1, 1999 is 9,004,824 shares.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                         April 30, 1999        January 31,1999
                                                                        -----------------    --------------------
                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                              $      310           $      149
   Trade receivables, net of allowance for doubtful accounts of
   $693 and $608, respectively                                                28,609               28,056
   Inventories, net                                                           50,575               51,757
   Deferred income taxes                                                       2,491                2,638
   Prepaid expenses and other                                                  1,947                1,851
                                                                        -----------------    --------------------

Total current assets                                                          83,932               84,451

Plant and equipment, net                                                      12,217               10,729
Goodwill, net                                                                  1,823                1,840
Other assets                                                                      59                   69
                                                                        -----------------    --------------------

                                                                          $   98,031           $   97,089
                                                                        =================    ====================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                       $   17,270           $   17,873
   Accrued compensation and related expenses                                   3,053                2,667
   Accrued litigation costs                                                    2,461                2,840
   Other accrued liabilities                                                   2,725                3,045
   Income taxes payable                                                        1,949                2,083
   Short term credit line                                                      7,500                8,850
                                                                        -----------------    --------------------

Total current liabilities                                                     34,958               37,358

   Revolving line of credit                                                   15,955               13,907
   Minority interest                                                           1,041                1,041
   Obligations under capital leases                                              369                  402
                                                                        -----------------    --------------------

Total liabilities                                                             52,323               52,708

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized,
   9,001,896 and 9,001,896 shares issued and outstanding,
   respectively                                                                   90                   90
   Additional paid-in capital                                                 38,515               38,515
   Retained earnings                                                           7,103                5,776
                                                                        -----------------    --------------------

Total stockholders' equity                                                    45,708               44,381
                                                                        -----------------    --------------------

                                                                          $   98,031           $   97,089
                                                                        =================    ====================



See accompanying notes.

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)



                                                                                     Three months ended
                                                                                         April 30,
                                                                                 1999                 1998
                                                                            ----------------     ----------------
Net sales                                                                      $   46,052           $   34,624
Cost of sales                                                                      37,782               29,214
                                                                            ----------------     ----------------

Gross profit                                                                        8,270                5,410
Selling, general and administrative expenses                                        6,276                4,748
Non-recurring charges                                                                   -                2,778
                                                                            ----------------     ----------------

Income/(loss) from operations                                                       1,994               (2,116)
Interest expense                                                                      508                  374
Minority interest in subsidiary                                                        12                   10
                                                                            ----------------     ----------------

Income/(loss) before provision/(benefit) for income taxes                           1,474               (2,500)
Provision/(benefit) for income taxes                                                  147                 (750)
                                                                            ----------------     ----------------

Net income/(loss) available to common stockholders                             $    1,327           $   (1,750)
                                                                            ================     ================

Basic net income/(loss) per common share:

Basic net income/(loss) per common share                                       $    0.15            $   (0.20)
                                                                            ================     ================
Shares used in the calculation of basic net income/(loss) per
   common share                                                                 9,001,906            8,939,171
                                                                            ================     ================

Net income per common share - assuming dilution:


Net income per common share - assuming dilution                                $    0.15            $   (0.20)
                                                                            ================     ================
Shares used in the calculation of net income per common share
   - assuming dilution                                                          9,111,626            8,939,171
                                                                            ================     ================



See accompanying notes.

                          First Aviation Services Inc.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)



                                                                                     Three months ended
                                                                                          April 30,
                                                                                  1999                 1998
                                                                            -----------------    -----------------
Cash flows from operating activities:
Net income/(loss)                                                              $    1,327           $   (1,750)
Adjustments  to reconcile net income to net cash provided
   by/(used in) operating activities:
   Depreciation and amortization                                                      425                  211
   Deferred tax provision                                                             147                    -
Changes in assets and liabilities:
   Trade receivables                                                                 (553)                (894)
   Inventories                                                                      1,182               (2,068)
   Prepaid expenses and other assets                                                  (86)                 153
   Accounts payable                                                                  (603)               1,149
   Accrued compensation and related expenses, and other
     accrued liabilities                                                               66                1,284
   Accrued litigation costs                                                          (379)                   -
   Income taxes payable                                                              (134)              (1,347)
                                                                            -----------------    ----------------
Net cash provided by/(used in) operating activities                                 1,392               (3,262)

Cash flows from investing activities:
Purchases of plant and equipment                                                   (1,896)              (1,913)
                                                                            -----------------    ----------------

Net cash (used in) investing activities:                                           (1,896)              (1,913)

Cash flows from financing activities:
Net borrowings on revolving line of credit                                          2,048                3,580
Net borrowings/(repayments) on short term line of credit                           (1,350)               1,950
Principal payments on capital lease obligations                                       (33)                   -
Other                                                                                   -                   15
                                                                            -----------------    ----------------
Net cash provided by financing activities                                             665                5,545

Net increase in cash and cash equivalents                                             161                  370

Cash and cash equivalents at beginning of period                                      149                  237
                                                                            -----------------    ----------------
Cash and cash equivalents at end of period                                     $      310           $      607
                                                                            =================    ================

Supplemental cash flow disclosures:
   Interest paid                                                               $      538           $      362
                                                                            =================    ================
   Income taxes paid                                                           $       90           $      600
                                                                            =================    ================



See accompanying notes.

                          First Aviation Services Inc.

             Notes to Consolidated Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                 April 30, 1999

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aircraft Parts International Combs, Inc. ("API") and National Airmotive Corporation ("NAC"), (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is a worldwide leader in providing services to aircraft operators of some of the most widely used military, commercial, and general aviation aircraft engines in the world, including the Lockheed Martin C-130 Hercules and P3C Orion aircraft, and a large variety of aircraft and helicopters powered by light turbine engines. The Company's operations include repair and overhaul of gas turbine engines and accessories, remanufacturing of engine components and accessories, and redistribution of new and remanufactured parts and components. The Company has become one of the leading suppliers of aircraft engine parts and other aircraft parts and components to the general aviation industry worldwide, while at the same time extending its third party logistics and inventory management services to the commercial airline market. Customers of the Company include passenger and cargo airlines, foreign governments, U.S. and foreign military services, fleet operators, fixed base operators, certified repair facilities and industrial companies. The accompanying unaudited consolidated financial statements of First Aviation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting only of the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the quarter ended April 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending January 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended January 31, 1999.


2.  Inventories



Inventories consist of the following:

                                                                         April 30, 1999        January 31, 1999
                                                                        ----------------     --------------------
Parts held for manufacturing or resale                                   $     35,001         $     37,320
Work in-process                                                                12,371               11,628
Finished goods                                                                  5,233                4,663
                                                                        ----------------     --------------------
                                                                               52,605               53,611

Less:  allowance for obsolete and slow moving inventory                        (2,030)              (1,854)
                                                                        ----------------     --------------------
                                                                         $     50,575         $     51,757
                                                                        ================     ====================



3. Short Term Credit Line and Long Term Debt

On April 28, 1999 Fleet Bank extended the term of API's short term credit line until July 23, 1999, and committed to extend further the credit line through February 2000 under the prevailing terms and conditions.


NAC's long term credit agreement, which had an expiration date of May 15, 1999, automatically renewed under its present terms and conditions on February 16, 1999 for an additional one year period.

4. Segment Reporting

The following tables present information by operating segment (in thousands):


                                            Three months ended
                                  April 30, 1999         April 30, 1998
                                  ---------------        -------------
Revenues
     NAC                           $     28,018          $     21,079
     API                                 18,034                13,545
                                   ------------          ------------
Total net sales                    $     46,052          $     34,624
                                   ============          ============
Gross profit
     NAC                           $     4,698           $      2,820
     API                                 3,572                  2,590
                                   ------------          ------------

Total gross profit                 $    8,270            $      5,410
                                   ============          ============



5.  Non-recurring Charges


On April 6, 1998, the Company announced that it had initiated a plan to streamline operations at NAC. In connection with this plan, the Company recorded $2.8 million of pre-tax non-recurring charges. The non-recurring charges included a reduction of facilities and severance and other employee termination costs related to a reduction in NAC's workforce of 92 people. During the quarters ended April 30, 1999 and 1998, approximately $- million and $0.9 million, respectively, was charged against the reserve for severance and other employee costs. At April 30, 1999 the reserve had been fully utilized.


6.  Earnings/(Loss) per Common Share

The following sets forth the computation of basic earnings per share and earnings per share - assuming dilution:


                                                                                 Three months ended
                                                                        April 30, 1999       April 30, 1998
                                                                        ----------------     ----------------
Numerator:
   Numerator for earnings/(loss) per share - net income/(loss)
     available to common shareholders                                   $      1,327         $     (1,750)
                                                                        ================     ================
Denominator:
   Denominator for basic earnings/(loss) per share - weighted
     average shares                                                        9,001,906            8,939,171

   Effect of dilutive warrants and employee stock options                    109,720                    -
                                                                        ----------------     ----------------

   Denominator for earnings per share - assuming dilution adjusted
     weighted average shares and assumed conversions                       9,111,626            8,939,171
                                                                        ================     ================


For the three months ended April 30, 1998 loss per share - assuming dilution was the same as basic loss per share because the effect of warrants and options would have been antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------


Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995.
-------------------------------------------------------------


Statements which are not historical facts in this report constitute forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements, including those concerning the Company's expectations, all involve risk and uncertainties, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. Such factors include, among others, the Company's ability to obtain parts from its principal suppliers on a timely basis, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations.


General

On April 29, 1999, the Company announced that it would explore ways of enhancing shareholder value, including the potential sale of NAC.

The Company's net sales consist of revenues derived from the overhaul and repair of aircraft engines, engine components and industrial turbines, sales of parts and components and provision of third party logistics and inventory management services. Net sales generally are recorded when repaired or overhauled engines and components are completed, tested and shipped. Net sales of spare parts and components are recorded when parts are shipped.

On April 6, 1998, the Company announced that it had initiated a plan to streamline and improve operations at NAC. In accordance with this plan, the Company recorded pre-tax non-recurring charges of approximately $2.8 million in the quarter ended April 30, 1998.


The plan included the elimination of 92 positions at the Oakland facility. The reduction in force at Oakland was the result of softness in the Large Flight Engine business unit as well as the consolidation of the Light Turbine operations. The Large Flight Engine business unit's Allison T-56 repair and overhaul business had slowed due to the deteriorating financial situation in Asia and a postponement of inputs from customers located primarily in Middle Eastern countries. The improvement in market conditions in the quarter ended April 30, 1999 has enabled the Company to rehire a number of the skilled individuals previously released.


Results of Operations

Net Sales


Net sales for the quarter ended April 30, 1999 increased $11.5 million, or 33.2%, to $46.1 million from $34.6 million in the quarter ended April 30, 1998. Sales at API increased 32.2% to $18.0 million as compared to the $13.6 million in the quarter ended April 30, 1998. API has been growing at double-digit rates since its acquisition in fiscal year 1997, as a result of improved service levels, increased market share and growth in the logistics and inventory management services business. Sales at NAC increased 32.9% to $28.0 million as compared to the $21.1 million reported in the quarter ended April 30, 1998. The increase in sales at NAC was due to increased revenues from repair and overhaul activities in all three business units.

Cost of Sales


Cost of sales for the quarter ended April 30, 1999 increased $8.6 million, or 29.5%, to $37.8 million from $29.2 million in the quarter ended April 30, 1998. As a percentage of net sales, cost of sales decreased 2.4% to 82.0% from 84.4% in the quarter ended April 30, 1998. The decrease in cost of sales was due principally to increased efficiency at NAC in the production of repair and overhauls, and reductions in the cost of materials utilized.


Gross Profit

Gross profit for the quarter ended April 30, 1999 increased $2.9 million, or 53.7%, to $8.3 million from $5.4 million in the quarter ended April 30, 1998. Gross profit as a percentage of net sales increased to 18.0% from 15.6% as a result of improved performance at NAC and API, as well as an increase in the proportion of the Company's net sales of parts and components relative to net sales from repair and overhaul activities.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended April 30, 1999 increased $1.6 million, or 34.0%, to $6.3 million from $4.7 million in the quarter ended April 30, 1998. The increase is attributable to the growth in net sales at API and additional marketing and personnel costs incurred at NAC. In addition, API is a distribution and logistics business and, as is typical in such businesses, incurs less direct labor costs and greater selling, general and administrative costs than a company such as NAC.


Net Interest Expense and Other

Net interest expense and other for the quarter ended April 30, 1999 increased $0.1 million, or 25.0%, to $0.5 million from $0.4 million in the quarter ended April 30, 1998. The increase was attributable to an increase in the average borrowings under the Company's credit facilities to support the Company's capital improvements.


Provision/(Benefit) for Income Taxes

Management estimates that the Company's effective income tax rate for the quarter ended April 30, 1999 is 10%. The effective income tax rate for the quarter ended April 30, 1998 was 30%. The Company's effective tax rate is less than statutory rates due to benefits that the Company expects to derive from the implementation of certain tax saving strategies. During the year, the Company expects to realize the tax benefit of certain financial statement accruals not previously deducted for income tax purposes. The Company previously had established a valuation reserve of over $3 million (the "Valuation Allowance"). The Company expects that the Valuation Allowance will be reduced by approximately 50 percent in the current fiscal year.


Net Income/(Loss)

For the quarter ended April 30, 1999 the Company had net income of approximately $1.3 million. This compares to a net loss of approximately $1.75 million after non-recurring charges for the comparable period of the prior fiscal year. The net loss in the prior fiscal year resulted from the non-recurring charges that totaled $2.8 million pre-tax.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from its working capital needs, principally inventory and trade receivables.

The Company's cash provided by operations for the three months ended April 30, 1999 was $1.4 million, compared to cash used in operations of $3.3 million for the three months ended April 30, 1998. Cash used for investing activities during these same periods was $1.9 million and $1.9 million, respectively. Cash provided by financing activities during the three months ended April 30, 1999 was $0.7 million, compared to $5.5 million for the three months ended April 30, 1998.

The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on its Common Stock. Any payment of cash dividends in the future on the Common Stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it and restrictions, if any, under any future debt obligations, as well as other factors that the Board of Directors deems relevant. Further, the Company's current credit facilities prohibit the payment of cash dividends from either subsidiary to First Aviation, except with the lender's consent, and contain other covenants and restrictions.

Borrowings under NAC's $40.0 million credit facility totaled approximately $16.0 million at April 30, 1999. During the quarter ended April 30, 1998, API entered into a $10.0 million revolving credit facility. At April 30, 1999, borrowings under this facility approximated $7.5 million.

On April 28, 1999 Fleet Bank extended the term of API's short term credit line until July 23, 1999, and committed to extend further the credit line through February 2000 under the prevailing terms and conditions. NAC's long term credit agreement, which had an expiration date of May 15, 1999, automatically renewed under its present terms and conditions on February 16, 1999 for an additional one year period.

In connection with the acquisition of the API Business, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value, with dividends payable quarterly at $4.00 per share (the "Preferred Stock"). In addition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, AMR Combs agreed that it would not sell its shares of the Preferred Stock or the shares of API common stock into which the Preferred Stock is convertible (collectively the "API Acquisition Shares") for a minimum period of three years. API has the right to redeem the API Acquisition Shares at any time. After March 5, 2000, AMR Combs has the right to cause API to repurchase the API Acquisition Shares. The Company has, under certain circumstances, the ability to defer AMR Combs' ability to cause API to repurchase the API Acquistion Shares. The redemption price is equal to the fair market value of the API Acquisition Shares as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the API Acquisition Shares, (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party, (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party, and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the API Acquisition Shares. The demand registration rights are not exercisable until three years after the closing of the acquisition of the API Business, and, if API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the API Acquisition Shares. First Aviation has no plans to cause API to conduct a public offering of its securities.

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


Year 2000

The Company continues to work on resolving the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs and systems that have time-sensitive software may be unable to interpret dates beyond the year 1999. This could result in miscalculations and/or system failures, causing disruptions of operations controlled by such systems or devices.

The Company and each of its operating subsidiaries have conducted comprehensive reviews of their systems and have developed plans to address any possible issues related to the impact of the Year 2000 problem on both information technology ("IT") and non-IT systems (e.g., embedded technology). These plans address the Year 2000 issue in multiple phases, including (i) determining an initial inventory of the Company's systems, equipment, vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessing and prioritizing of inventoried items to determine risks associated with their failure to be Year 2000 compliant, (iii) testing of systems and equipment to determine Year 2000 compliance, and (iv) remediating and implementing systems and equipment. For those systems which the Company determines are not currently Year 2000 compliant, implementation of the required changes is expected to be completed during this fiscal year.

As of April 30, 1999, all critical hardware and software systems utilized by the Company had been tested and/or verified as either Year 2000 compliant or appropriate remediation was taken or will be taken to effect compliance. Certain non-critical software systems were determined not to be Year 2000 compliant and had been or will be modified or converted to compliant systems. Conversion of additional non-critical systems is in process. Testing systems utilized to verify compliance include the posting to the systems of a date on or after January 1, 2000 as though the date were effective. The Company has tested nearly all of its critical IT and non-IT systems. Any necessary additional modifications or replacements are scheduled to be completed during the second and third quarters of fiscal year 2000.

The Company is in the process of contacting its customers, major suppliers and vendors to assess their status relating to Year 2000 readiness and/or compliance, and the potential impact on operations if such third parties are not successful in ensuring that their systems are Year 2000 compliant in a timely manner. The Company could suffer potential business interruptions and/or incur costs, damages or losses related thereto if other third parties, such as governmental agencies (e.g., Federal Aviation Administration), are not Year 2000 compliant. The Company is unable to determine at this time whether it will be materially affected by the failure of any of its customers, suppliers, vendors or other third parties to be Year 2000 compliant.

A failure by the Company, its customers, major suppliers or vendors, or any third party with which the Company interacts, to resolve a material Year 2000 issue could result in the interruption in, or failure of, certain normal business activities or operations and could materially and adversely affect the Company's financial condition, results of operations and cash flows. The Company is currently assessing those scenarios in which unexpected failures could have a material adverse effect on the Company and anticipates that it will develop contingency plans, as deemed appropriate, designed to deal with such scenarios. Based on current plans and assumptions, the Company does not expect that the Year 2000 issue will have a material adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 issue, however, there can be no assurance that all Year 2000 issues will be foreseen and corrected on a timely basis, or that no material disruption to the Company's business operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communications, postal, transportation, or financial systems) necessary for the ordinary conduct of business.

Costs associated with the Company's Year 2000 compliance effort, including consulting costs and costs associated with internal resources used to modify existing systems in order to achieve Year 2000 compliance, are charged to expense as incurred. Management estimates that the expenditures relating to the Company's Year 2000 compliance effort will total approximately $400,000. Through April 30, 1999, management estimates that approximately $200,000 has been spent addressing this issue. The remainder is expected to be spent over the next two to three quarters. The Company does not separately track internal costs of the Year 2000 compliance effort. The anticipated costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant systems. Management does not expect the financial impact of making the required system changes to be material to the Company's overall consolidated financial position.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1. Legal Proceedings
-------------------------

NONE

Item 2. Changes in Securities
-----------------------------

NONE

Item 3. Defaults Upon Senior Securities
---------------------------------------

NONE

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

NONE

Item 5. Other Information
-------------------------

NONE

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

                                 First Aviation Services Inc.
                                 ----------------------------
                                          (Registrant)



Date: June 7, 1999               /s/ Michael C. Culver
                                 -----------------------------------
                                 Michael C. Culver,
                                 President, Chief Executive Officer and
                                 Director (Principal Executive Officer)


Date: June 7, 1999               /s/ John A. Marsalisi
                                 -----------------------------------
                                 John A. Marsalisi,
                                 Vice President, Secretary, Director and
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)