Form 10-Q
period 1999-07-31
FIRST AVIATION SERVICES INC
filed 1999-09-14
CIK 1025743

FORM 10Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

     X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 ---------             OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 1999

                      TRANSITION REPORT PURSUANT TO SECTION
 ---------      13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934)

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


                                 (203) 291-3300
                                 ---------------
                           (Issuer's telephone number)


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

The number of shares outstanding of the registrant's common stock as of September 1, 1999 is 9,016,032 shares.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
-----------------------------


                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)



                                                                         July 31, 1999        January 31, 1999
                                                                         -------------        ----------------
Assets                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                              $      288           $      149
   Trade  receivables, net of allowance for doubtful accounts of
   $600 and $608, respectively                                                30,966               28,056
   Inventories, net                                                           48,422               51,757
   Deferred income taxes                                                       2,491                2,638
   Prepaid expenses and other                                                  2,130                1,851
                                                                          ----------           ----------
Total current assets                                                          84,297               84,451

Plant and equipment, net                                                      13,640               10,729
Goodwill, net                                                                  1,807                1,840
Intangible and other assets                                                   13,061                   69
                                                                          ----------           ----------

                                                                          $  112,805           $   97,089
                                                                          ==========           ==========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                       $   20,913           $   17,873
   Accrued compensation and related expenses                                   2,630                2,667
   Accrued litigation costs                                                    1,135                2,840
   Other accrued liabilities                                                   2,528                3,045
   Income taxes payable                                                        2,100                2,083
   Current portion of note payable                                             6,000                    -
   Short term credit line                                                      7,600                8,850
                                                                          ----------           ----------
Total current liabilities                                                     42,906               37,358

   Revolving line of credit                                                   18,283               13,895
   Note payable                                                                3,000                    -
   Minority interest                                                           1,041                1,041
   Obligations under capital leases                                              359                  414
                                                                          ----------           ----------
Total liabilities                                                             65,589               52,708

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized,
   9,016,082 and 9,001,896 shares issued and outstanding, respectively            90                   90
   Additional paid-in capital                                                 38,576               38,515
   Retained earnings                                                           8,550                5,776
                                                                          ----------           ----------
Total stockholders' equity                                                    47,216               44,381
                                                                          ----------           ----------
                                                                          $  112,805           $   97,089
                                                                          ==========           ==========



See accompanying notes.

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)




                                                                                     Three months ended
                                                                                          July 31,
                                                                                 1999                 1998
                                                                               ----------           ----------
Net sales                                                                      $   20,089           $   14,201
Cost of sales                                                                      16,408               11,421
                                                                               ----------           ----------
Gross profit                                                                        3,681                2,780
Selling, general and administrative expenses                                        3,348                2,383
                                                                               ----------           ----------
Operating income                                                                      333                  397
Corporate expenses                                                                    567                  560
                                                                               ----------           ----------
Loss from operations                                                                 (234)                (163)
Net interest expense                                                                  154                   65
Minority interest in subsidiary                                                        12                   10
                                                                               ----------           ----------
Loss before provision for income taxes                                               (400)                (238)
Benefit for income taxes                                                             (293)                 (72)
                                                                               ----------           ----------
Net loss from continuing operations                                                  (107)                (166)

Income from discontinued operations, net of income taxes of
$452 and $375, for the three months ended July 31,
1999 and 1998, respectively.                                                        1,553                  875
                                                                               ----------           ----------
Net income                                                                     $    1,446           $      709
                                                                               ==========           ==========
Basic net income per common share:

Basic net loss from continuing operations per common share                     $   (0.01)           $   (0.02)
Basic net income from discontinued operations per common share                      0.17                 0.10
                                                                               ----------           ----------

Basic net income per common share                                              $    0.16            $    0.08

Shares used in the calculation of basic net income per common share            9,007,652            8,975,840
                                                                               ==========           ==========

Net income per common share - assuming dilution:

Net loss from continuing operations per common share - assuming dilution       $   (0.01)           $   (0.02)
Net income from discontinued operations per common share - assuming dilution        0.17                 0.10
                                                                               ----------           ----------

Net income per common share - assuming dilution                                $    0.16            $    0.08
                                                                               ==========           ==========

Shares used in the calculation of net income per common
 share - assuming dilution                                                      9,007,652            8,975,840
                                                                               ==========           ==========




See accompanying notes.

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                       (in thousands except share amounts)



                                                                                      Six months ended
                                                                                          July 31,
                                                                                  1999                 1998
                                                                               ----------           -----------

Net sales                                                                      $   38,122           $   27,747
Cost of sales                                                                      30,869               22,417
                                                                               ----------           ----------
Gross profit                                                                        7,253                5,330
Selling, general and administrative expenses                                        6,576                4,771
                                                                               ----------           ----------
Operating income                                                                      677                  559
Corporate expenses                                                                  1,202                  835
                                                                               ----------           ----------
Loss from operations                                                                 (525)                (276)
Net interest expense                                                                  296                   64
Minority interest in subsidiary                                                        24                   21
                                                                               ----------           ----------
Loss before benefit for income taxes                                                 (845)                (361)
Benefit for income taxes                                                             (338)                (108)
                                                                               ----------           ----------
Net loss from continuing operations                                                  (507)                (253)

Income (loss) from discontinued operations, net of provision/benefit for income taxes of $644 and ($338), for the six months ended
July 31, 1999 and 1998, respectively                                                3,281                 (789)
                                                                               ----------           ----------
Net income (loss)                                                              $    2,774           $   (1,042)
                                                                               ==========           ==========
Basic net income (loss) per common share:

Basic net loss from continuing operations per common share                     $   (0.05)           $   (0.03)
Basic net income (loss) from discontinued operations per common share               0.36                (0.09)
                                                                               ----------           ----------

Basic net income (loss) per common share                                       $    0.31            $   (0.12)
                                                                               ==========           ==========

Shares used in the calculation of basic net income (loss) per
common share                                                                   9,004,821            8,957,809
                                                                               ==========           ==========
Net income (loss) per common share - assuming dilution:

Net loss from continuing operations per common share - assuming dilution       $   (0.05)           $   (0.03)

Net income (loss) from discontinued operations per common
share - assuming dilution                                                           0.36                (0.09)
                                                                               ----------           ----------
Net income (loss) per common share - assuming dilution                         $    0.31            $   (0.12)

Shares used in the calculation of net income (loss) per common
share - assuming dilution                                                      9,004,821            8,957,809
                                                                               ==========           ==========


See accompanying notes.

                          First Aviation Services Inc.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                                      Six months ended
                                                                                          July 31,
                                                                                  1999                 1998
                                                                               ----------           ----------
Cash flows from operating activities
Net income (loss)                                                              $    2,774           $   (1,042)
Adjustments to reconcile net income to net cash provided
   by/(used in) operating activities:
   Depreciation and amortization                                                      880                  481
   Deferred tax provision                                                             147                    -
Changes in assets and liabilities:
   Trade receivables                                                               (2,839)                (580)
   Inventories                                                                      3,335               (3,570)
   Prepaid expenses and other assets                                                 (279)                 (69)
   Accounts payable                                                                 3,084                2,534
   Accrued compensation and related expenses, and other accrued liabilities
   Accrued litigation costs                                                        (1,705)                   -
   Income taxes payable                                                                17               (1,019)
                                                                               ----------           ----------

Net cash provided by (used in) operating activities                                 4,745               (2,422)

Cash flows from investing activities
Purchases of plant and equipment                                                   (3,758)              (2,779)
Increase in other assets                                                           (3,992)                   -
                                                                               ----------           ----------

Net cash used in investing activities                                              (7,750)              (2,779)

Cash flows from financing activities
Net borrowings on revolving line of credit                                          4,388                2,501
Net borrowings (repayments) on short term line of credit                           (1,250)               2,494
Principal payments on capital lease obligations                                       (55)                 (29)
Other                                                                                  61                   68
                                                                               ----------           ----------

Net cash provided by financing activities                                           3,144                5,034

Net increase (decrease) in cash and cash equivalents                                  139                 (167)

Cash and cash equivalents at beginning of period                                      149                  237
                                                                               ----------           ----------
Cash and cash equivalents at end of period                                     $      288           $       70
                                                                               ==========           ==========
Supplemental cash flow disclosures:
   Interest paid                                                               $      762           $      771
                                                                               ==========           ==========
   Income taxes paid                                                           $       92           $      600
                                                                               ==========           ==========
   Acquisition of equipment through capital lease obligation                   $        -           $      150
                                                                               ==========           ==========
   Increase in other assets through issuance of note payable                   $    9,000           $        -
                                                                               ==========           ==========




See accompanying notes.

                          First Aviation Services Inc.

             Notes to Consolidated Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                  July 31, 1999

1.  Basis of Presentation
First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International, Inc. ("API") and National Airmotive Corporation ("NAC"), (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is a worldwide leader in providing services to aircraft operators of some of the most widely used military, commercial, and general aviation aircraft engines in the world, including the Lockheed Martin C-130 Hercules and P3C Orion aircraft, and a large variety of aircraft and helicopters powered by light turbine engines. The Company's operations include repair and overhaul of gas turbine engines and accessories, remanufacturing of engine components and accessories, and redistribution of new and remanufactured parts and components. The Company has become one of the leading suppliers of aircraft engine parts and other aircraft parts and components to the general aviation industry worldwide, while at the same time extending its third party logistics and inventory management services to the commercial airline market. Customers of the Company include passenger and cargo airlines, foreign governments, U.S. and foreign military services, fleet operators, fixed base operators, certified repair facilities and industrial companies. The accompanying unaudited consolidated financial statements of First Aviation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting only of the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending January 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended January 31, 1999. As described in Note 7, the Company has entered into an agreement to sell the stock of NAC subsequent to the quarter ended July 31, 1999. Accordingly, NAC has been accounted for as a discontinued operation and its results have been reported separately in the accompanying Consolidated Statements of Operations. Prior periods have been restated to reflect NAC as a discontinued operation.


2.  Inventories

Inventories consist of the following:


                                                                         July 31, 1999        January 31, 1999
                                                                        ------------         -----------------
Parts held for manufacturing or resale                                  $     33,588         $     37,320
Work in-process                                                               11,052               11,628
Finished goods                                                                 5,800                4,663
                                                                        ------------         -----------------
                                                                              50,440               53,611

Less:  allowance for obsolete and slow moving inventory                       (2,018)              (1,854)
                                                                        ------------         -----------------
                                                                        $     48,422         $     51,757
                                                                        ============         =================



3.  Note Payable, Short Term Credit Line and Long Term Debt

During the quarter NAC was the successful bidder whereby Pratt & Whitney Canada ("PWC") appointed NAC as an authorized Distributor and Designated Overhaul Facility ("DDOF"), pursuant to an agreement between the two parties. The cost of the DDOF, $13 million, has been included in Intangible and Other Assets in the accompanying consolidated balance sheets, and was funded, in part, by entering into a note payable with PWC. As a result of the sale of NAC, as described in
Note 7, the DDOF was voided and amounts due under the note payable, $9 million, will be terminated.

On September 2, 1999, Fleet Bank extended the term of API's short-term credit line until December 31, 1999.

NAC's long-term credit agreement, which had an expiration date of May 15, 1999, automatically renewed under its present terms and conditions on February 16, 1999 for an additional one-year period. Upon the closing of the sale of NAC, the Company will utilize a portion of the proceeds from the sale to repay any outstanding balance of the NAC borrowings and terminate the credit facility.

4.  Non-recurring Charges

On April 6, 1998, the Company announced that it had initiated a plan to streamline operations at NAC. In connection with this plan, the Company recorded $2.8 million of pre-tax non-recurring charges. The non-recurring charges included a reduction of facilities and severance and other employee termination costs related to a reduction in NAC's workforce of 92 people. During the three and six months ended July 31, 1998, approximately $- million and $0.9 million, respectively, was charged against the reserve for severance and other employee costs. The reserve had been fully utilized as of April 30, 1999.

During the fourth quarter of the fiscal year ended January 31, 1999, the Company recorded a $3.1 million pre-tax charge for costs incurred in connection with the defense of the Company and its Directors from the claims brought on by a former director and manager. The charge included legal fees incurred through the conclusion of the trial and out of pocket costs, including expert testimony and the cost of defending against an appeal by the plaintiff.

During the second quarter the Company and the former director and manager settled the case. No additional charges were incurred by the Company as a result of the settlement. The decrease in the accrual since the beginning of the fiscal year is due to charges against the accrual, primarily for legal fees. The balance of the accrual is expected to be utilized by the end of the fiscal year.

The Company continues to pursue recovery of the costs incurred in accordance with the terms and conditions of a Directors and Officers insurance policy maintained by the Company. The amount of recovery, if any, is not ascertainable at this time.


5.  Earnings (Loss) per Common Share

The following sets forth the computation of basic earnings (loss) per share and earnings (loss) per share - assuming dilution:



                                                                  Three months ended                   Six months ended
                                                           ----------------------------------   ------------------------------
                                                            July 31, 1999     July 31, 1998     July 31, 1999    July 31, 1998
                                                            -------------    ---------------    --------------   -------------
Numerator:
   Numerator for earnings (loss) per share:
  Loss from continuing operations                           $        107      $       (166)     $       (507)    $       (253)
   Income (loss) from discontinued operations                      1,553               875             3,281             (789)
                                                            -------------    ---------------    --------------   -------------
   Net income (loss)                                        $      1,446      $        709      $      2,774     $     (1,042)
                                                            =============    ===============    ==============   =============

Denominator:
   Denominator for basic earnings (loss) per share -
     weighted average shares                                   9,007,652         8,975,840         9,004,821        8,957,809

   Effect of dilutive warrants and employee stock
     options                                                           -                 -                 -                -
                                                            -------------    ---------------    --------------   -------------
   Denominator for earnings per share - assuming
     dilution - adjusted weighted average shares
     and assumed conversions                                   9,007,652         8,975,840         9,004,821        8,957,809
                                                            =============    ===============    ==============   =============


For the three and six months ended July 31, 1999 and 1998, respectively, loss per share - assuming dilution was the same as basic loss per share because the effect of warrants and options would have been antidilutive.

6.  Contingent Liability

On July 28, 1997, the Company liquidated NAC's qualified defined benefit retirement plan (the "Plan"). The Company previously had purchased guaranteed annuities for all retirees who were receiving benefits under the Plan and provided for distributions in cash or rollovers to an IRA or other qualified retirement plan for all other participants in the Plan. The Company used an outside consulting firm for assistance in calculating the amount of benefits or distributions due, and in terminating the Plan. The Company believes that the Plan was liquidated according to regulatory guidelines.

In 1998, the Pension Benefit Guarantee Corporation ("PBGC") audited the liquidation of the plan. The PBGC disagreed with certain of the assumptions used by the consultants in calculating benefits due to the Plan participants. As a result, the PBGC has assessed the Company approximately $0.5 million, including interest. The Company is vigorously appealing the findings of the PBGC and believes it has recourse against the consultants. The appeal is expected to be heard by the end of the fiscal year. The amount of any liability to the Company in this matter, if any, is not ascertainable at this time.

7.  Subsequent Event

On September 9, 1999, the Company entered into an agreement to sell the stock of NAC to Rolls-Royce North America for $73 million. The sale price may be increased or decreased by an amount not to exceed $3 million based upon the change in net assets as defined in the agreement, from July 31, 1999 to the closing date. Pursuant to the transaction Rolls-Royce North America will acquire substantially all of the assets and assume certain liabilities of NAC, excluding income tax liabilities and debt. The transaction is expected to be closed late in the third or fourth quarter. The Company estimates that it will realize a net gain on the sale, after income taxes and transaction fees and expenses. Accordingly, the Company will record the gain when the sale is finalized and the gain is realized.


Summarized balance sheet and results of operations information for NAC is as follows. Balance sheet information includes only those assets to be sold and the liabilities to be assumed.


                                                    July 31, 1999
                                                  ------------------
Current assets                                      $     54,265
Current liabilities                                       14,976
                                                  ------------------
     Net current assets                                   39,289
Plant and equipment, net                                   9,938
Intangible and other assets                                   47
                                                  ------------------
                                                    $     49,274
                                                  ==================



                                                                      Three months ended                   Six months ended
                                                                -------------------------------    -------------------------------
                                                                July 31, 1999     July 31, 1998    July 31, 1999     July 31, 1998
                                                                -------------     -------------    -------------     -------------
Net sales                                                       $    28,801       $    23,236      $    56,821       $    44,115
Earnings (loss) before interest & taxes                               2,886             1,667            4,732              (338)
Net interest expense                                                    440               417              806               790
Earnings (loss) before income taxes                                   2,446             1,250            3,926            (1,128)
Net income (loss)                                               $     1,553       $       875      $     3,281       $      (789)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995.
--------------------------------------------------------------

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


General

On September 9, 1999, the Company announced that it had reached an agreement with Rolls-Royce North America to sell the stock of its NAC subsidiary for $73 million. The purchase may be increased or decreased by an amount not to exceed $3 million based upon the change in net assets as defined in the agreement, from July 31, 1999 to the closing date. Accordingly, NAC had been accounted for as a discontinued operation. Amounts reported herein have been restated to reflect NAC as a discontinued operation.

The Company's net sales consist of sales of parts and components, and provision of third party logistics and inventory management services. Net sales are recorded when spare parts and components are shipped.


Results of Operations

Net Sales

Net sales for the three months ended July 31, 1999 increased $5.9 million, or 41.5%, to $20.1 million from $14.2 million for the three months ended July 31, 1998. Net sales increased as a result of improved service levels, increased market share and growth in the logistics and inventory management services business.

Net sales for the six months ended July 31, 1999 increased $10.4 million, or 37.5%, to $38.1 million from $27.7 million in the six months ended July 31, 1998. Net sales increased as a result of improved service levels, increased market share and growth in the logistics and inventory management services business.

Cost of Sales

Cost of sales for the three months ended July 31, 1999 increased $5.0 million, or 43.9%, to $16.4 million from $11.4 million for the three months ended July 31, 1998. As a percentage of net sales, cost of sales increased 1.3% to 81.6% from 80.3% for the three months ended July 31, 1998. The increase in cost of sales was due principally to competitive market pressures.

Cost of sales for the six months ended July 31, 1999 increased $8.5 million, or 37.9%, to $30.9 million from $22.4 million for the six months ended July 31, 1998. As a percentage of net sales, cost of sales decreased 0.1% to 80.8% from 80.9% for the six months ended July 31, 1998.

Gross Profit

Gross profit for the three months ended July 31, 1999 increased $0.9 million, or 32.1%, to $3.7 million from $2.8 million for the three months ended July 31, 1998. Gross profit as a percentage of net sales decreased to 18.4% from 19.7% as a result of competitive market pressures.

Gross profit for the six months ended July 31, 1999 increased $2.0 million, or 37.7%, to $7.3 million from $5.3 million in the six months ended July 31, 1998. Gross profit as a percentage of net sales increased slightly to 19.2% from 19.1%.

Selling, General and Administrative Expenses


Selling, general and administrative expenses for the three months ended July 31, 1999 increased $0.9 million, or 37.5%, to $3.3 million from $2.4 million for the three months ended July 31, 1998. The increase is attributable to and proportional to the growth in net sales.

Selling, general and administrative expenses for the six months ended July 31, 1999 increased $1.8 million, or 37.5%, to $6.6 million from $4.8 million in the six months ended July 31, 1998. The increase is attributable to and proportional to the growth in net sales.


Corporate Expenses


Corporate Expenses for the three months ended July 31, 1999 and for the three months ended July 31, 1998 was $0.6 million, respectively.

Corporate Expenses for the six months ended July 31, 1999 increased $0.4 million, or 50%, to $1.2 million from $0.8 million for the six months ended July 31, 1998. The increase is attributable to increased expenditures in connection with potential acquisitions and other corporate overheads.


Net Interest Expense and Other

Net interest expense and other for the three months ended July 31, 1999 increased $0.1 million, to $0.2 million from $0.1 million for the three months ended July 31, 1998. The increase was attributable to an increase in the average borrowings under the Company's credit facilities to support the Company's growth and fund capital improvements.

Net interest expense and other for the six months ended July 31, 1999 increased $0.2 million, to $0.3 million from $0.1 million in the six months ended July 31, 1998. The increase was attributable to an increase in the average borrowings under the Company's credit facilities to support the Company's growth and fund capital improvements.

Provision/(Benefit) for Income Taxes

The Company expected to realize the tax benefit of certain financial statement accruals, principally relating to NAC, not previously realized for income tax purposes. The Company had established a valuation reserve of approximately $3 million (the "Valuation Allowance"). The Company anticipates all of the income tax benefits of the remaining financial accruals will be realized upon the close of the pending sale transaction. As a result the Valuation Allowance will be eliminated in its entirety during the current fiscal year. Management estimates that the Company's effective income tax rate on continuing operations for the fiscal year ended January 31, 2000, will approximate 40%. Management's estimate is reflected in the Consolidated Statement of Operations for the six months ended July 31, 1999. The effective tax rate for the three months ended July 31, 1999 is 73%. The Company's effective tax rate differs from the statutory rates due to the intraperiod allocation of income taxes between continuing operations and the income from discontinued operations. The Company's effective income tax rate on continuing operations for the three and six months ended July 31, 1998 was approximately 30%. The Company's effective tax rate for the prior fiscal year was less than statutory rates due to benefits that the Company derived from the implementation of certain tax planning strategies.

Net Income/(Loss)

For the three months ended July 31, 1999, the Company incurred a net loss from continuing operations of approximately $0.1 million. This compares to a net loss from continuing operations of approximately $0.2 million for the comparable period of the prior fiscal year.

For the six months ended July 31, 1999, the Company incurred a net loss from continuing operations of approximately $0.5 million. This compares to a net loss from continuing operations of approximately $0.3 million for the comparable period of the prior fiscal year.


Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from its working capital needs, principally inventory and trade receivables.

The Company's cash provided by operations for the six months ended July 31, 1999 was $4.7 million, compared to a use of cash of $2.4 million for the six months ended July 31, 1998. Cash used for investing activities during these same periods was $7.8 million and $2.8 million, respectively. Cash used for investing activities for the six months ended July 31, 1999 includes $4.0 million paid in connection with the acquisition of the DDOF. Cash provided by financing activities during the six months ended July 31, 1999 was $3.1 million, compared to $5.0 million for the six months ended July 31, 1998.

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

During the quarter, NAC was the successful bidder whereby they were appointed by PWC as an authorized DDOF. NAC signed a note payable to PWC to finance the cost of the DDOF. As a result of the sale of NAC, the DDOF agreement with PWC was voided and the note payable to PWC will be terminated.

Borrowings under API's $10.0 million revolving credit facility approximated $7.6 million at July 31, 1999. Borrowings under NAC's $40.0 million credit facility totaled approximately $18.3 million at July 31, 1999. Upon the closing of the sale of NAC, the Company will utilize a portion of the proceeds from the sale to repay any outstanding balance of NAC's borrowings and terminate the credit facility.

On September 2, 1999, Fleet Bank extended the term of API's short-term credit line until December 31, 1999. NAC's long-term credit agreement, which had an expiration date of May 15, 1999 automatically renewed under its present terms and conditions on February 16, 1999 for an additional one-year period.

In connection with the acquisition of the API Business, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value, with dividends payable quarterly at $4.00 per share (the "Preferred Stock"). In addition, First Aviation, API and AMR Combs entered into a Stockholders Agreement.

Pursuant to this agreement, AMR Combs agreed that it would not sell its shares of the Preferred Stock or the shares of API common stock into which the Preferred Stock is convertible (collectively the "API Acquisition Shares") for a minimum period of three years. API has the right to redeem the API Acquisition Shares at any time. After March 5, 2000, AMR Combs has the right to cause API to repurchase the API Acquisition Shares. The Company has, under certain circumstances, the ability to defer AMR Combs' ability to cause API to repurchase the API Acquisition Shares. The redemption price is equal to the fair market value of the API Acquisition Shares as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the API Acquisition Shares, (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party, (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party, and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the API Acquisition Shares. The demand registration rights are not exercisable until three years after the closing of the acquisition of the API Business, and, if API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the API Acquisition Shares. First Aviation has no plans to cause API to conduct a public offering of its securities.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with borrowings available under the existing lines of credit, will be sufficient to meet its current and anticipated cash operating requirements for the foreseeable future, including scheduled interest and principal payments, capital expenditures, minority interest requirements and working capital needs.


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

As of July 31, 1999, all critical hardware and software systems utilized by the Company had been tested and/or verified as either Year 2000 compliant or appropriate remediation was taken or will be taken to effect compliance. Certain non-critical software systems were determined not to be Year 2000 compliant and had been or will be modified or converted to compliant systems. Conversion of additional non-critical systems is in process. Testing systems utilized to verify compliance include the posting to the systems of a date on or after January 1, 2000 as though the date were effective. The Company has tested nearly all of its critical IT and non-IT systems. Any necessary additional modifications or replacements are scheduled to be completed during the balance of the fiscal year.

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

Costs associated with the Company's Year 2000 compliance effort, including consulting costs and costs associated with internal resources used to modify existing systems in order to achieve Year 2000 compliance, are charged to expense as incurred. Management estimates that the expenditures relating to the Company's Year 2000 compliance effort will total approximately $500,000. Through July 31, 1999, management estimates that approximately $325,000 has been spent addressing this issue. The remainder is expected to be spent over the balance of the fiscal year. The Company does not separately track internal costs of the Year 2000 compliance effort. The anticipated costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant systems. Management does not expect the financial impact of making the required system changes to be material to the Company's overall consolidated financial position.

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

Item 1. Legal Proceedings
-------------------------
NONE

Item 2. Changes in Securities
-----------------------------
NONE

Item 3. Defaults Upon Senior Securities
---------------------------------------
NONE

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on July 15, 1999, the following proposals were adopted by the margins indicated.

         (1) To elect two directors for a three-year term to expire at the Annual Meeting of Shareholders in the year 2002.

                                            Votes For           Votes Withheld
                                            ---------           --------------
                  John A. Marsalisi         8,880,425              14,825
                  Charles B. Ryan           8,880,425              14,825

              Michael C. Culver, Joshua S. Friedman, Aaron P. Hollander, and Robert L. Kirk continued to serve as directors of the Company after the annual meeting of shareholders.

         (2) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended January 31, 2000.

                     Votes For         Votes Against          Votes Abstained
                     ---------         -------------          ---------------
                     8,881,550            10,100                  3,600

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

                                   First Aviation Services Inc.
                                               (Registrant)




Date: September 14, 1999              /s/ Michael C. Culver
                                   -------------------------------------------
                                   Michael C. Culver,
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date: September 14, 1999              /s/ John A. Marsalisi
                                   -------------------------------------------
                                   John A. Marsalisi,
                                   Vice President, Secretary, Director and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)