Form 10-Q/A
period 1999-07-31
FIRST AVIATION SERVICES INC
filed 1999-09-15
CIK 1025743

FORM 10-Q/A
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q/A
(Mark One)

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

                                EXPLANATORY NOTE


This Form 10-Q/A is being filed to correct electronic transmission errors in the Company's original Form 10-Q for the quarter ended July 31, 1999.

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

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)




                                                                                     Three months ended
                                                                                          July 31,
                                                                                 1999                 1998
                                                                               ----------           ----------
Net sales                                                                      $   20,089           $   14,201
Cost of sales                                                                      16,408               11,421
                                                                               ----------           ----------
Gross profit                                                                        3,681                2,780
Selling, general and administrative expenses                                        3,348                2,383
                                                                               ----------           ----------
Operating income before corporate expenses                                            333                  397
Corporate expenses                                                                    567                  560
                                                                               ----------           ----------
Loss from operations                                                                 (234)                (163)
Net interest expense                                                                  154                   65
Minority interest in subsidiary                                                        12                   10
                                                                               ----------           ----------
Loss before provision for income taxes                                               (400)                (238)
Benefit for income taxes                                                             (293)                 (72)
                                                                               ----------           ----------
Net loss from continuing operations                                                  (107)                (166)

Income from discontinued operations, net of income taxes of
$893 and $375, for the three months ended July 31,
1999 and 1998, respectively.                                                        1,553                  875
                                                                               ----------           ----------
Net income                                                                     $    1,446           $      709
                                                                               ==========           ==========
Basic net income per common share:

Basic net loss from continuing operations per common share                     $   (0.01)           $   (0.02)
Basic net income from discontinued operations per common share                      0.17                 0.10
                                                                               ----------           ----------

Basic net income per common share                                              $    0.16            $    0.08

Shares used in the calculation of basic net income per common share            9,007,652            8,975,840
                                                                               ==========           ==========

Net income per common share - assuming dilution:

Net loss from continuing operations per common share - assuming dilution       $   (0.01)           $   (0.02)
Net income from discontinued operations per common share - assuming dilution        0.17                 0.10
                                                                               ----------           ----------

Net income per common share - assuming dilution                                $    0.16            $    0.08
                                                                               ==========           ==========

Shares used in the calculation of net income per common
 share - assuming dilution                                                      9,007,652            8,975,840
                                                                               ==========           ==========




See accompanying notes.

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                       (in thousands except share amounts)



                                                                                      Six months ended
                                                                                          July 31,
                                                                                  1999                 1998
                                                                               ----------           -----------

Net sales                                                                      $   38,122           $   27,747
Cost of sales                                                                      30,869               22,417
                                                                               ----------           ----------
Gross profit                                                                        7,253                5,330
Selling, general and administrative expenses                                        6,576                4,771
                                                                               ----------           ----------
Operating income before corporate expenses                                            677                  559
Corporate expenses                                                                  1,202                  835
                                                                               ----------           ----------
Loss from operations                                                                 (525)                (276)
Net interest expense                                                                  296                   64
Minority interest in subsidiary                                                        24                   21
                                                                               ----------           ----------
Loss before benefit for income taxes                                                 (845)                (361)
Benefit for income taxes                                                             (338)                (108)
                                                                               ----------           ----------
Net loss from continuing operations                                                  (507)                (253)

Income (loss) from discontinued operations, net of provision/benefit for income taxes of $645 and ($339), for the six months ended
July 31, 1999 and 1998, respectively                                                3,281                 (789)
                                                                               ----------           ----------
Net income (loss)                                                              $    2,774           $   (1,042)
                                                                               ==========           ==========
Basic net income (loss) per common share:

Basic net loss from continuing operations per common share                     $   (0.05)           $   (0.03)
Basic net income (loss) from discontinued operations per common share               0.36                (0.09)
                                                                               ----------           ----------

Basic net income (loss) per common share                                       $    0.31            $   (0.12)
                                                                               ==========           ==========

Shares used in the calculation of basic net income (loss) per
common share                                                                   9,004,821            8,957,809
                                                                               ==========           ==========
Net income (loss) per common share - assuming dilution:

Net loss from continuing operations per common share - assuming dilution       $   (0.05)           $   (0.03)
Net income (loss) from discontinued operations per common
share - assuming dilution                                                           0.36                (0.09)
                                                                               ----------           ----------
Net income (loss) per common share - assuming dilution                         $    0.31            $   (0.12)

Shares used in the calculation of net income (loss) per common
share - assuming dilution                                                      9,004,821            8,957,809
                                                                               ==========           ==========


See accompanying notes.

                          First Aviation Services Inc.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                                      Six months ended
                                                                                          July 31,
                                                                                  1999                 1998
                                                                               ----------           ----------
Cash flows from operating activities
Net income (loss)                                                              $    2,774           $   (1,042)
Adjustments to reconcile net income to net cash provided
   by/(used in) operating activities:
   Depreciation and amortization                                                      880                  481
   Deferred tax provision                                                             147                    -
Changes in assets and liabilities:
   Trade receivables                                                               (2,839)                (580)
   Inventories                                                                      3,335               (3,570)
   Prepaid expenses and other assets                                                 (279)                 (69)
   Accounts payable                                                                 3,084                2,534
   Accrued compensation and related expenses, and other accrued
   liabilities                                                                       (669)                 843
   Accrued litigation costs                                                        (1,705)                   -
   Income taxes payable                                                                17               (1,019)
                                                                               ----------           ----------

Net cash provided by (used in) operating activities                                 4,745               (2,422)

Cash flows from investing activities
Purchases of plant and equipment                                                   (3,758)              (2,779)
Increase in other assets                                                           (3,992)                   -
                                                                               ----------           ----------

Net cash used in investing activities                                              (7,750)              (2,779)

Cash flows from financing activities
Net borrowings on revolving line of credit                                          4,388                2,501
Net borrowings (repayments) on short term line of credit                           (1,250)               2,494
Principal payments on capital lease obligations                                       (55)                 (29)
Other                                                                                  61                   68
                                                                               ----------           ----------

Net cash provided by financing activities                                           3,144                5,034

Net increase (decrease) in cash and cash equivalents                                  139                 (167)

Cash and cash equivalents at beginning of period                                      149                  237
                                                                               ----------           ----------
Cash and cash equivalents at end of period                                     $      288           $       70
                                                                               ==========           ==========
Supplemental cash flow disclosures:
   Interest paid                                                               $      762           $      771
                                                                               ==========           ==========
   Income taxes paid                                                           $       92           $      600
                                                                               ==========           ==========
   Acquisition of equipment through capital lease obligation                   $        -           $      150
                                                                               ==========           ==========
   Increase in other assets through issuance of note payable                   $    9,000           $        -
                                                                               ==========           ==========




See accompanying notes.

                          First Aviation Services Inc.

             Notes to Consolidated Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                  July 31, 1999

1.  Basis of Presentation
First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International, Inc. ("API") and National Airmotive Corporation ("NAC"), (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company, through NAC, is a worldwide leader in providing services to aircraft operators of some of the most widely used military, commercial, and general aviation aircraft engines in the world, including the Lockheed Martin C-130 Hercules and P3C Orion aircraft, and a large variety of aircraft and helicopters powered by light turbine engines. The Company's operations include repair and overhaul of gas turbine engines and accessories, remanufacturing of engine components and accessories, and redistribution of new and remanufactured parts and components. The Company, through API, has become one of the leading suppliers of aircraft engine parts and other aircraft parts and components to the general aviation industry worldwide, while at the same time extending its third party logistics and inventory management services to the commercial airline market. Customers of the Company include passenger and cargo airlines, foreign governments, U.S. and foreign military services, fleet operators, fixed base operators, certified repair facilities and industrial companies. The accompanying unaudited consolidated financial statements of First Aviation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting only of the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending January 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended January 31, 1999. As described in Note 7, the Company has entered into an agreement to sell the stock of NAC subsequent to the quarter ended July 31, 1999. Accordingly, NAC has been accounted for as a discontinued operation and its results have been reported separately in the accompanying consolidated statements of operations. Prior periods have been restated to reflect NAC as a discontinued operation.


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
                                                                        ============         =================



3.  Note Payable, Short Term Credit Line and Long Term Debt

During the quarter NAC was the successful bidder whereby Pratt & Whitney Canada ("PWC") appointed NAC as an authorized Distributor and Designated Overhaul Facility ("DDOF"), pursuant to an agreement between the two parties. The cost of the DDOF, $13 million, has been included in Intangible and Other Assets in the accompanying consolidated balance sheets, and was funded, in part, by a note payable. As a result of the sale of NAC, as described in Note 7, the DDOF was voided and amounts due under the note payable, $9 million, will be terminated.

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


5.  Earnings (Loss) per Common Share

The following sets forth the computation of basic earnings (loss) per share and earnings (loss) per share - assuming dilution:


                                                                  Three months ended                   Six months ended
                                                           ----------------------------------   ------------------------------
                                                            July 31, 1999     July 31, 1998     July 31, 1999    July 31, 1998
                                                            -------------    ---------------    --------------   -------------
Numerator:
   Numerator for earnings (loss) per share:
  Loss from continuing operations                           $       (107)     $       (166)     $       (507)    $       (253)
   Income (loss) from discontinued operations                      1,553               875             3,281             (789)
                                                            -------------    ---------------    --------------   -------------
   Net income (loss)                                        $      1,446      $        709      $      2,774     $     (1,042)
                                                            =============    ===============    ==============   =============

Denominator:
   Denominator for basic earnings (loss) per share -
     weighted average shares                                   9,007,652         8,975,840         9,004,821        8,957,809

   Effect of dilutive warrants and employee stock
     options                                                           -                 -                 -                -
                                                            -------------    ---------------    --------------   -------------
   Denominator for earnings per share - assuming
     dilution - adjusted weighted average shares
     and assumed conversions                                   9,007,652         8,975,840         9,004,821        8,957,809
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

7.  Subsequent Event

On September 9, 1999, the Company entered into an agreement to sell the stock of NAC to Rolls-Royce North America, Inc. for $73 million. The sale price may be increased or decreased by an amount not to exceed $3 million based upon the change in net assets, as defined in the agreement, from July 31, 1999 to the closing date. Pursuant to the transaction Rolls-Royce North America, Inc. will acquire substantially all of the assets and assume certain liabilities of NAC, excluding income tax liabilities and debt. The transaction is expected to be closed late in the third or early in the fourth quarter. The Company estimates that it will realize a net gain on the sale, after income taxes and transaction fees and expenses. Accordingly, the Company will record the gain when the sale is finalized and the gain is realized.


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


General

On September 9, 1999, the Company announced that it had reached an agreement with Rolls-Royce North America, Inc. to sell the stock of its NAC subsidiary for $73 million. The purchase may be increased or decreased by an amount not to exceed $3 million based upon the change in net assets, as defined in the agreement, from July 31, 1999 to the closing date. Accordingly, NAC had been accounted for as a discontinued operation. Amounts reported herein have been restated to reflect NAC as a discontinued operation.

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


Corporate Expenses


Corporate Expenses for the three months ended July 31, 1999 and for the three months ended July 31, 1998 were $0.6 million, respectively.

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

Provision/(Benefit) for Income Taxes

The Company expected to realize the tax benefit of certain financial statement accruals, principally relating to NAC, not previously realized for income tax purposes. The Company had established a valuation reserve of approximately $3 million (the "Valuation Allowance"). The Company anticipates all of the income tax benefits of the remaining financial accruals will be realized upon the close of the pending sale transaction. As a result the Valuation Allowance will be eliminated in its entirety during the current fiscal year. Management estimates that the Company's effective income tax rate on continuing operations for the fiscal year ended January 31, 2000 will approximate 40%. Management's estimate is reflected in the consolidated statement of operations for the six months ended July 31, 1999. The effective tax rate for the three months ended July 31, 1999 is 73%. The Company's effective tax rate differs from the statutory rates due to the intraperiod allocation of income taxes between continuing operations and the income from discontinued operations. The Company's effective income tax rate on continuing operations for the three and six months ended July 31, 1998 was approximately 30%. The Company's effective tax rate for the prior fiscal year was less than statutory rates due to benefits that the Company derived from the implementation of certain tax planning strategies.

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

During the quarter, NAC was the successful bidder whereby it was appointed by PWC as an authorized DDOF. NAC financed the cost of the DDOF with a note payable. As a result of the sale of NAC, the DDOF agreement with PWC was voided and the note payable will be terminated.

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

Item 5. Other Information
-------------------------
NONE

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a) Exhibits.

Exhibit
Number                       Description of Exhibit
------                       ----------------------
10.42             Amendment to Loan and Security Agreement, dated
                  September 2, 1999, by and between API and Fleet National Bank.
27.1              Financial Data Schedule
27.2              Restated Financial Data Schedule

(b) Reports on Form 8-K.

NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First Aviation Services Inc.
                                               (Registrant)




Date: September 15, 1999              /s/ Michael C. Culver
                                   -------------------------------------------
                                   Michael C. Culver,
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date: September 15, 1999              /s/ John A. Marsalisi
                                   -------------------------------------------
                                   John A. Marsalisi,
                                   Vice President, Secretary, Director and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)