Form 10-Q
period 1999-10-31
FIRST AVIATION SERVICES INC
filed 1999-12-15
CIK 1025743

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

                  For the quarterly period ended October 31, 1999
                                                 ----------------

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

            Delaware                                   06-1419064
            --------                                   -----------
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

The number of shares outstanding of the registrant's common stock as of December 3, 1999 is 9,113,532 shares.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------


                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)




                                                                                        October 31,          January 31,
                                                                                           1999                  1999
                                                                                     ----------------        -----------
                                                                                      (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                             $    187            $      149
   Trade receivables, net of allowance for doubtful
     accounts of $335 and $312, respectively                                               14,013                 9,559
   Inventory, net of allowance for obsolete and slow
     moving inventory of $294 and $304, respectively                                       14,163                12,201
   Deferred income taxes                                                                    2,491                 2,638
   Prepaid expenses and other                                                               1,463                 1,185
   Other receivables                                                                        2,342                   323
   Net assets of subsidiary held for sale                                                  49,405                48,256
                                                                                         --------               -------
Total current assets                                                                       84,064                74,311

Plant and equipment, net                                                                    4,068                 3,168
Goodwill, net                                                                               1,790                 1,840
                                                                                         --------               -------
                                                                                         $ 89,922              $ 79,319
                                                                                         ========               =======
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                      $ 12,594              $  4,274
   Other accrued liabilities                                                                2,409                 1,541
   Accrued litigation costs                                                                   521                 2,840
   Income taxes payable                                                                     2,295                 2,083
   Short term credit line                                                                   7,450                 8,850
   Revolving line of credit                                                                14,479                13,895
                                                                                         --------               -------
Total current liabilities                                                                  39,748                33,483

   Minority interest                                                                        1,041                 1,041
   Obligations under capital leases                                                           324                   414
                                                                                         --------               -------

Total liabilities                                                                          41,113                34,938

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized,
     9,016,032 and 9,001,896 shares issued and
     outstanding, respectively                                                                 90                    90
   Additional paid-in capital                                                              38,576                38,515
   Retained earnings                                                                       10,143                 5,776
                                                                                         --------               -------
Total stockholders' equity                                                                 48,809                44,381
                                                                                         --------               -------

                                                                                         $ 89,922              $ 79,319
                                                                                         ========               =======


See accompanying notes.

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                                              Three months ended
                                                                                               October 31, 1999
                                                                                           1999                  1998
                                                                                         --------              --------
Net sales                                                                                $ 21,053              $ 16,091
Cost of sales                                                                              17,115                12,978
                                                                                        ---------             ---------
Gross profit                                                                                3,938                 3,113
Selling, general and administrative expenses                                                3,422                 2,744
                                                                                        ---------             ---------
Operating income before corporate expenses
   and non-recurring charge                                                                   516                   369

Corporate expenses                                                                            440                   447
Non-recurring charge                                                                          410                     -
                                                                                        ---------             ---------
Loss from operations                                                                         (334)                  (78)
Net interest expense                                                                          152                   101
Minority interest in subsidiary                                                                 7                    10
                                                                                        ---------             ---------
Loss before benefit for income taxes                                                         (493)                 (189)
Benefit for income taxes                                                                      197                    57
                                                                                        ---------             ---------
Net loss from continuing operations                                                          (296)                 (132)

Net income from discontinued operation, net of provision
   for income taxes of $391 and $401, for the three
   months ended October 31, 1999 and 1998, respectively.                                    1,890                   936
                                                                                        ---------             ---------
Net income                                                                               $  1,594              $    804
                                                                                        =========             =========
Basic net income per common share:

Basic net loss from continuing operations per common share                               $  (0.03)             $  (0.01)
Basic net income from discontinued operation per common share                                0.21                  0.10
                                                                                        ---------             ---------
Basic net income per common share                                                        $   0.18              $   0.09
                                                                                        =========             =========

Shares used in the calculation of basic net income
  per common share                                                                      9,016,039             8,984,678
                                                                                        =========             =========
Net income per common share - assuming dilution:

Net loss from continuing operations per common
  share - assuming dilution                                                              $  (0.03)             $  (0.01)
Net income from discontinued operation per common
  share - assuming dilution                                                                  0.21                  0.10
                                                                                        ---------             ---------
Net income per common share - assuming dilution                                          $   0.18             $    0.09
                                                                                        =========             =========
Shares used in the calculation of net income per common
  share - assuming dilution                                                             9,016,039             8,984,678
                                                                                        =========             =========



See accompanying notes.

                          First Aviation Services Inc.

                Consolidated Statements of Operations (Unaudited)
                       (in thousands except share amounts)


                                                                                               Nine months ended
                                                                                                  October 31,
                                                                                           1999                  1998
                                                                                        ---------             ---------
Net sales                                                                                $ 59,175              $ 43,838
Cost of sales                                                                              47,984                35,395
                                                                                        ---------             ---------
Gross profit                                                                               11,191                 8,443
Selling, general and administrative expenses                                               10,037                 7,531
                                                                                        ---------             ---------
Operating income before corporate expenses
  and non-recurring charge                                                                  1,154                   912

Corporate expenses                                                                          1,603                 1,266
Non-recurring charge                                                                          410                     -
                                                                                        ---------             ---------
Loss from operations                                                                         (859)                 (354)
Net interest expense                                                                          448                   166
Minority interest in subsidiary                                                                31                    31
                                                                                        ---------             ---------
Loss before benefit for income taxes                                                       (1,338)                 (551)
Benefit for income taxes                                                                      535                   165
                                                                                        ---------             ---------
Net loss from continuing operations                                                          (803)                 (386)

Net income from discontinued operation, net of provision
  for income taxes of $1,037 and $63, for the nine months
  ended October 31, 1999 and 1998, respectively.                                            5,170                   147
                                                                                        ---------             ---------

Net income (loss)                                                                        $  4,367              $   (239)
                                                                                        =========             =========

Basic net income (loss) per common share:

Basic net loss from continuing operation per common share                                $  (0.09)             $  (0.04)
Basic net income (loss) from discontinued operation per common share                         0.57                  0.01
                                                                                        ---------             ---------

Basic net income (loss) per common share                                                 $   0.48              $  (0.03)
                                                                                        =========             =========

Shares used in the calculation of basic net income (loss)
  per common share                                                                      9,008,448             8,966,893
                                                                                        =========             =========
Net income (loss) per common share - assuming dilution:

Net loss from continuing operation per common
  share - assuming dilution                                                              $  (0.09)             $  (0.04)
Net income (loss) from discontinued operation per common
  share - assuming dilution                                                                  0.57                  0.01
                                                                                        ---------             ---------

Net income (loss) per common share - assuming dilution                                   $   0.48              $  (0.03)
                                                                                        =========             =========

Shares used in the calculation of net income (loss) per
  common share - assuming dilution                                                      9,008,448             8,966,893
                                                                                        =========             =========


See accompanying notes.

                          First Aviation Services Inc.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)



                                                                                                Nine months ended
                                                                                                   October 31,
                                                                                           1999                 1998
                                                                                         --------              --------
Cash flows from operating activities
Net loss from continuing operations                                                      $   (803)              $  (386)
Adjustments to reconcile net income to net cash used
   in operating activities:
   Depreciation and amortization                                                              618                   377
   Deferred tax provision                                                                     147                     -
Changes in assets and liabilities:
   Trade receivables                                                                       (4,454)               (1,892)
   Inventories                                                                             (1,962)               (3,347)
   Prepaid expenses and other assets                                                         (278)                 (232)
   Other receivables                                                                       (2,019)                 (330)
   Accounts payable                                                                         8,320                 2,688
   Other accrued liabilities                                                                  868                  (219)
   Accrued litigation costs                                                                (2,319)                    -
   Income taxes payable                                                                       212                  (828)
                                                                                         --------              --------
Net cash used in operating activities of continuing operations                             (1,670)               (4,169)
Net income from discontinued operation                                                      5,170                   147
Net cash provided by operating activities of discontinued operation                         2,381                   371
                                                                                         --------              --------
Net cash provided by (used in) operating activities                                         5,881                (3,651)

Cash flows from investing activities
Purchases of plant and equipment of continuing operations                                  (1,468)               (1,961)
Purchases of plant and equipment of discontinued operation                                 (3,530)               (2,067)
                                                                                         --------              --------

Net cash used in investing activities                                                      (4,998)               (4,028)

Cash flows from financing activities
Net borrowings on revolving line of credit                                                    584                 2,594
Net borrowings (repayments) on short term line of credit                                   (1,400)                4,950
Principal payments on capital lease obligations                                               (90)                  (42)
Other                                                                                          61                    77
                                                                                         --------              --------

Net cash provided by (used in) financing activities of
  continuing operations                                                                      (845)                7,579
                                                                                         --------              --------

Net increase (decrease) in cash and cash equivalents                                           38                  (100)

Cash and cash equivalents at beginning of period                                              149                   237
                                                                                         --------              --------
Cash and cash equivalents at end of period                                               $    187              $    137
                                                                                         ========              ========
Supplemental cash flow disclosures:
   Interest paid                                                                         $    415              $    981
                                                                                         ========              ========
   Income taxes paid                                                                     $     90              $    600
                                                                                         ========              ========
   Acquisition of equipment through capital lease obligation                             $      -              $    187
                                                                                         ========              ========



See accompanying notes.

                          First Aviation Services Inc.

             Notes to Consolidated Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                October 31, 1999

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International, Inc. ("API") and National Airmotive Corporation ("NAC"), (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company, through API, has become one of the leading suppliers of aircraft engine parts and other aircraft parts and components to the general aviation industry worldwide, while at the same time extending its third party logistics and inventory management services to the commercial airline market. The Company, through NAC, was a worldwide leader in providing services to aircraft operators of some of the most widely used military, commercial, and general aviation aircraft engines in the world, including the Lockheed Martin C-130 Hercules and P3C Orion aircraft, and a large variety of aircraft and helicopters powered by light turbine engines. NAC's operations included the repair and overhaul of gas turbine engines and accessories, and the remanufacturing of engine components and accessories. Customers of the Company include passenger and cargo airlines, foreign governments, U.S. and foreign military services, fleet operators, fixed base operators, certified repair facilities and industrial companies. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending January 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended January 31, 1999. As described in Note 6, on November 1, 1999 the Company consummated the sale of the stock of NAC. Accordingly, NAC has been accounted for as a discontinued operation and the net assets, results of operations and cash flows of NAC have been reported separately in the accompanying consolidated financial statements. Prior periods also have been restated to reflect NAC as a discontinued operation.


2.  Other Receivables

During the quarter ended July 31, 1999 NAC was the successful bidder whereby Pratt & Whitney Canada appointed NAC as an authorized Distributor and Designated Overhaul Facility ("DDOF"), pursuant to an agreement between the two parties. During that quarter NAC paid $4,000 towards the cost of the DDOF. As a result of the sale of NAC, the DDOF was voided. Under the terms of the agreement between the parties, $2,100 of the amount paid for the DDOF has been refunded to the Company. This amount, which was received by the Company in the fourth quarter, was included in other receivables in the accompanying consolidated balance sheets. Other receivables also include vendor rebates receivable.


3.  Short Term Credit Line and Revolving Line of Credit

On September 2, 1999, the term of API's short term credit line was extended until December 31, 1999. On December 1, 1999, the term was extended further until March 30, 2000.

Simultaneous with the closing of the sale of NAC on November 1, 1999, the Company utilized a portion of the proceeds from the sale to repay the entire outstanding balance of the NAC revolving line of credit and terminated NAC's credit agreement. As a result of the termination, borrowings under the credit agreement have been reclassified as a current liability for all periods presented.

4.  Accrued Litigation Costs

In March 1999, the jury decided in favor of the Company in litigation brought by John F. Risko, a former director and manager, initiated in June 1997 against the Company, National Airmotive Corporation, Aaron P. Hollander, Michael C. Culver, First Equity Development Inc. and First Equity Group Inc. The Plaintiff's allegations of wrongful termination, breach of contract, and various actions of fraud, deceit and misrepresentation were dismissed. The plaintiff had sought various damages as well as common shares of the Company. On a separate count, the jury, in a split decision, awarded the plaintiff a cash bonus of $200. During the quarter ended January 31, 1999, the Company accrued $3.1 million for the costs of defending itself and its Directors against these claims. The accrual included legal fees incurred through January 31, 1999, completion of the trial, expert testimony, out-of-pocket costs, and the costs of an appeal.

During the quarter ended July 31, 1999, the Company and the former director and manager settled the appeal. No additional charges were incurred by the Company as a result of the settlement. The decrease in the accrual since the beginning of the fiscal year is due to charges against the accrual, primarily for legal fees. The balance of the accrual will be utilized by the end of the fiscal year.

The Company continues to pursue recovery of the costs incurred in accordance with the terms and conditions of a Directors and Officers insurance policy maintained by the Company. The amount of recovery, if any, is not ascertainable at this time.


5.  Earnings (Loss) per Common Share

For the three and nine months ended October 31, 1999 and 1998, respectively, the denominator used in the calculation of net loss per common share from continuing operations - assuming dilution was the same as basic loss per share because the effect of warrants and options would have been antidilutive.


6.  Subsequent Events

Sale of NAC

On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. for $73 million, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9, 1999 (the "Agreement"). The sales price may be increased or decreased by an amount not to exceed $3 million based upon the change in net assets, as defined in the Agreement, from a target amount to October 31, 1999, the day immediately preceding the closing date. The amount of the adjustment is subject to audit, and is expected to be finalized within 120 days from the closing date.

Pursuant to the transaction, Rolls-Royce North America, Inc. acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax and intercompany liabilities and debt. Net proceeds to the Company, after paying NAC's outstanding debt and transaction expenses, and after the net asset adjustment described above, will be approximately $50.0 million before income taxes. The Company will realize a gain on the sale, after income taxes, transaction fees and expenses. The gain will be recorded in the fourth quarter of the current fiscal year when the gain was realized. Based upon preliminary estimates the Company expects the net gain on the sale, after applicable income taxes, to range between $9.7 million and $10.2 million.

Pursuant to the terms of an advisory agreement, upon the consummation of the sale of NAC the Company paid First Equity Development Inc., a related party, a "success fee" of $945. This amount is net of $360 of retainer fees previously paid and expensed by the Company. The total fee will be charged against the gain on the sale of NAC that will be recognized in the fourth quarter. The amount previously expensed will be credited against corporate expenses in the fourth quarter.

Summarized balance sheet and results of operations information for NAC is as follows. Balance sheet information includes only those assets sold and the liabilities assumed by the purchaser.



                                                                    October 31,             October 31,
                                                                       1999                    1998
                                                                   ------------            ------------
Trade receivables, net                                             $     17,162            $     18,174
Inventories, net                                                         34,489                  39,556
Other current assets                                                      2,974                     690
                                                                   ------------            ------------
   Total current assets                                                  54,625                  58,420

Accounts payable                                                        (12,977)                (13,599)
Other current liabilities                                                (2,717)                 (4,170)
                                                                   ------------            ------------
Net current assets                                                       38,931                  40,651
Plant and equipment, net, and other assets                               10,474                   7,605
                                                                   ------------            ------------
Net assets of subsidiary held for sale                             $     49,405            $     48,256
                                                                   ============            ============




                                                           Three months ended                  Nine months ended
                                                     -------------------------------   -------------------------------
                                                      October 31,       October 31,      October 31,       October 31,
                                                         1999              1998             1999              1998
                                                     --------------   ---------------  ---------------    ------------
Net sales                                              $  28,579         $  23,240        $  85,400         $  67,354
                                                       =========         =========        =========         =========

Earnings before interest & taxes                       $   2,726         $   1,719        $   7,457         $   1,381
Net interest expense                                         445               381            1,251             1,171
                                                       ---------         ---------        ---------         ---------
Earnings before income taxes                               2,281             1,338            6,206               210
                                                       =========         =========        =========         =========
Net income                                             $   1,890         $     936        $   5,170         $     147
                                                       =========         =========        =========         =========


In connection with the sale, the Company provided Rolls-Royce Allison, an affliate of Rolls-Royce North America, Inc., with assistance in developing a request for proposal for the distribution of light-turbine engine parts. After expenses the Company expects to realize a net gain of approximately $850 in the fourth quarter.

Common stock buy back

On November 3, 1999, the Company announced that its Board of Directors had authorized a repurchase program of up to 1,000,000 shares of the Company's common stock. The purchases will be funded from a portion of the proceeds from the sale of NAC.

Repurchases may be made from time-to-time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been given for the completion of the program.

Non-recurring charge

During the third quarter, API established a sales and distribution facility in Montreal, Canada. Several of the initial employees were individuals previously employed by a competitor of API. The competitor commenced litigation against API and the individuals.

On November 17, 1999, API and the competitor filed with the court a consent to a limited injunction that will affect API's marketing operations in Canada. As a result of the consent and settlement, the Company recorded a pre-tax non-recurring charge of $410 in the quarter ended October 31, 1999 to cover the estimated cost of the settlement, including legal fees related to the matter. As part of the settlement, the limited injunction will terminate on March 16, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources
--------------------------------------------------------------------

Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995.
-------------------------------------------------------------

Statements which are not historical facts in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements, including those concerning the Company's expectations, all involve risk and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. Such factors include, among others, the Company's ability to obtain parts from its principal suppliers on a timely basis, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations.


General

On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. for $73 million, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9, 1999 (the "Agreement"). The sales price may be increased or decreased by an amount not to exceed $3 million based upon the change in net assets, as defined in the Agreement, from a target amount to October 31, 1999, the day immediately preceding the closing date. The amount of the adjustment is subject to audit, and is expected to be finalized within 120 days of the closing date.

Pursuant to the transaction, Rolls-Royce North America, Inc. acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax and intercompany liabilities and debt. Net proceeds to the Company, after paying down NAC's outstanding debt and transaction expenses, and after the estimated net asset adjustment described above, will be approximately $50.0 million before income taxes. The Company will realize a net gain on the sale, after income taxes, transaction fees and expenses. The gain will be recorded in the fourth quarter of the current fiscal year when the gain was realized. Based upon preliminary estimates the Company expects the net gain on the sale, after applicable income taxes, to range between $9.7 million and $10.2 million.

NAC has been accounted for as a discontinued operation. All amounts reported herein have been restated to reflect NAC as a discontinued operation.


Results of Operations

Continuing Operations

Net Sales

The Company's net sales consist of sales of parts and components, and provision of third party logistics and inventory management services. Net sales are recorded when spare parts and components are shipped.

Net sales for the three months ended October 31, 1999, increased $5.0 million, or 30.8%, to $21.1 million from $16.1 million for the three months ended October 31, 1998.

Net sales for the nine months ended October 31, 1999 increased $15.4 million, or 35.0%, to $59.2 million from $43.8 million in the nine months ended October 31, 1998.

During both the three and nine months ended October 31, 1999 net sales increased as compared to the prior year as a result of increased market share and growth in the logistics services business. Price reductions by competitors seeking to regain market share are expected to affect the rate of growth in the near term. The Company continues to expand, and invest in new product offerings as well as the logistics and inventory management businesses.

Cost of Sales

Cost of sales for the three months ended October 31, 1999 increased $4.1 million, or 31.9%, to $17.1 million from $13.0 million for the three months ended October 31, 1998. As a percentage of net sales, cost of sales increased to 81.3% compared to 80.7% for the three months ended October 31, 1998. The increase in cost of sales was due to the increase in net sales.

Cost of sales for the nine months ended October 31, 1999 increased $12.6 million, or 35.6%, to $48.0 million from $35.4 million for the nine months ended October 31, 1998. As a percentage of net sales, cost of sales increased to 81.1% compared to 80.7% for the nine months ended October 31, 1998. The increase in cost of sales was due to the increase in net sales.

Gross Profit

Gross profit for the three months ended October 31, 1999 increased $0.8 million, or 26.5%, to $3.9 million from $3.1 million for the three months ended October 31, 1998. Gross profit as a percentage of net sales decreased to 18.7% from 19.3% as a result of changes in the mix of products sold.

Gross profit for the nine months ended October 31, 1999 increased $2.8 million, or 32.5%, to $11.2 million from $8.4 million in the nine months ended October 31, 1998. Gross profit as a percentage of net sales decreased to 18.9% from 19.3% as a result of changes in the mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 31, 1999 increased $0.7 million, or 24.7%, to $3.4 million from $2.7 million for the three months ended October 31, 1998. The increase is attributable to and proportional to the growth in net sales and gross profit.

Selling, general and administrative expenses for the nine months ended October 31, 1999 increased $2.5 million, or 33.3%, to $10.0 million from $7.5 million in the nine months ended October 31, 1998. The increase is attributable to and proportional to the growth in net sales and gross profit.

Operating Income before Corporate Expenses and Non-recurring Charge

For the three months ended October 31, 1999, operating income before corporate expenses and the non-recurring charge increased $0.1 million to $0.5 million, compared to income of $0.4 million for the comparable period of the prior year.

For the nine months ended October 31, 1999, operating income before corporate expenses and the non-recurring charge increased $0.3 million to $1.2 million, compared to income of $0.9 million for the comparable period of the prior year.

Corporate Expenses

Corporate expenses for the three months ended October 31, 1999 were flat at $0.4 million compared to $0.4 million for the three months ended October 31, 1998.

Corporate expenses for the nine months ended October 31, 1999 increased $0.3 million, or 26.6%, to $1.6 million from $1.3 million for the nine months ended October 31, 1998. The increase is attributable to increased expenditures in connection with potential acquisitions and other corporate overhead.

Non-recurring charge

During the third quarter, API established a sales and distribution facility in Montreal, Canada. Several of the initial employees were individuals previously employed by a competitor of API. The competitor commenced litigation against API and the individuals.

On November 17, 1999, API and the competitor filed with the court a consent to a limited injunction that will affect API's marketing operations in Canada. As a result of the consent and settlement, the Company recorded a pre-tax non-recurring charge of $410 in the quarter ended October 31, 1999 to cover the estimated cost of the settlement, including legal fees related to the matter. As part of the settlement, the limited injunction will terminate on March 16, 2000.

Net Interest Expense and Other

Net interest expense and other for the three months ended October 31, 1999 increased $0.1 million, to $0.2 million from $0.1 million for the three months ended October 31, 1998. The increase was attributable to an increase in the average borrowings under the Company's credit facilities to support the Company's growth and fund capital improvements.

Net interest expense and other for the nine months ended October 31, 1999 increased $0.2 million, to $0.4 million from $0.2 million in the nine months ended October 31, 1998. The increase was attributable to an increase in the average borrowings under the Company's credit facilities to support the Company's growth and fund capital improvements.

Benefit for Income Taxes

The effective tax rate on continuing operations for the three and nine months ended October 31, 1999 was 40%. Management estimates that the Company's effective income tax rate on continuing operations for the fiscal year ended January 31, 2000 will approximate 40%. The Company's effective income tax rate on continuing operations for the three and nine months ended October 31, 1998 was approximately 30%. The Company's effective tax rate for the prior fiscal year was less than statutory rates due to benefits that the Company derived from the implementation of certain tax planning strategies.

The Company expected to realize the tax benefit of certain financial statement accruals relating to NAC, not previously realized for income tax purposes, and had established a valuation reserve of approximately $3 million (the "Valuation Allowance"). The Company anticipates all of the income tax benefits of the remaining financial accruals will be realized in the fourth quarter as a result of the consummation of the sale of NAC. As a result, the Valuation Allowance will be eliminated in its entirety during the current year.

Net Loss From Continuing Operations

For the three months ended October 31, 1999, the Company incurred a net loss from continuing operations of approximately $0.3 million. This compares to a net loss from continuing operations of approximately $0.1 million for the comparable period of the prior year. The increase in the net loss is due principally to the non-recurring charge recorded during the quarter ended October 31, 1999. No non-recurring charge was recorded during the comparable quarter of the prior year.

For the nine months ended October 31, 1999, the Company incurred a net loss from continuing operations of approximately $0.8 million. This compares to a net loss from continuing operations of approximately $0.4 million for the comparable period of the prior year. The increase in the net loss is due principally to a combination of the non-recurring charge recorded during the quarter ended October 31, 1999 and the increase in corporate expenses that offset the increase in operating income at API. No non-recurring charge was recorded during the comparable period of the prior year.

Net Income From Discontinued Operation

Net income for the three months ended October 31, 1999 from the discontinued operation increased $1.0 million to $1.9 million from $0.9 million for the three months ended October 31, 1998. The increase in net income was due to a combination of increased sales and a lower effective income tax rate.

Net income for the nine months ended October 31, 1999 from the discontinued operation increased $5.1 million to $5.2 million from $0.1 million for the nine months ended October 31, 1998. The increase in net income was due to a combination of increased sales, the absence of any charges for restructuring, and a lower effective income tax rate. During the nine months ended October 31, 1998 NAC had recorded a pre-tax $2.8 million restructuring charge to restructure and streamline operations.


Liquidity and Capital Resources

The Company's liquidity requirements arise principally from its working capital needs, principally inventory and trade receivables. Since January 31, 1999 trade receivables have grown at a rate in excess of the growth in net sales. The growth in trade receivables is due to the increase in net sales as well as a higher than normal amount of drop shipments realized at the end of the quarter. The Company has undertaken a review of its credit policies and its procedures relating to the recording of transactions involving drop shipments. The growth in working capital has been funded with the expansion of trade payables. Management expects future growth in the Company's working capital requirements to be funded by cash on hand or bank debt, and to more accurately reflect the growth of the business.

The Company's cash used in continuing operations for the nine months ended October 31, 1999 was $1.7 million, compared to a use of cash of $4.2 million for the nine months ended October 31, 1998. Cash used for investing activities of continuing operations during these same periods was $1.5 million and $2.0 million, respectively. Cash used in financing activities of continuing operations during the nine months ended October 31, 1999 was $0.8 million, compared to cash provided of $7.6 million for the nine months ended October 31, 1998. Net cash provided by the discontinued operation was $4.0 million for the nine months ended October 31, 1999, compared to a use of $1.5 million for the comparable period of the prior year.

On November 3, 1999, the Company announced that its Board of Directors had authorized a repurchase program of up to 1,000,000 shares of the Company's common stock. The purchases will be funded from a portion of the proceeds from the sale of NAC that closed on November 1, 1999. Repurchases may be made from time-to-time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been given for the completion of the program.

In addition to the share repurchase program, the Company will use the proceeds from the sale of NAC to fund current operations and the Company's growth, and to continue to pursue potential acquisitions.

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

Borrowings under API's $10.0 million revolving credit facility approximated $7.5 million at October 31, 1999. On September 2, 1999, the term of API's short-term credit line was extended until December 31, 1999. On December 1, 1999, the term was extended further until March 30, 2000.

Borrowings under NAC's $40.0 million credit facility approximated $14.5 million at October 31, 1999. Simultaneous with the consummation of the sale of NAC on November 1, 1999, the Company utilized a portion of the proceeds from the sale to repay the entire outstanding balance of the NAC revolving line of credit and terminated NAC's credit agreement. As a result of the termination, borrowings under the credit agreement have been reclassified as a current liability for all periods presented.

On March 5, 1997, the Company completed the acquisition of API from AMR Combs, Inc. ("AMR Combs"). In conjunction with the Company's acquisition of API, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value, with dividends payable quarterly at $4.00 per share (the "Preferred Stock"). In addition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, AMR Combs agreed that it would not sell its shares of the Preferred Stock or the shares of API common stock into which the Preferred Stock is convertible (collectively the "API Acquisition Shares") for a minimum period of three years. API has the right to redeem the API Acquisition Shares at any time. After March 5, 2000, AMR Combs has the right to cause API to repurchase the API Acquisition Shares. The Company has, under certain circumstances, the ability to defer AMR Combs' ability to cause API to repurchase the API Acquisition Shares. The redemption price is equal to the fair market value of the API Acquisition Shares as determined by an independent appraisal.

The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the API Acquisition Shares, (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party, (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party, and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the API Acquisition Shares. The demand registration rights are not exercisable until three years after the closing of the acquisition of API, and, if API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the API Acquisition Shares. First Aviation has no plans to cause API to conduct a public offering of its securities.

On March 5, 1999 AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with cash on hand from the sale of NAC and borrowings available under the existing lines of credit, will be sufficient to meet its current and anticipated cash operating requirements for the foreseeable future, including scheduled interest and principal payments, capital expenditures, minority interest requirements and working capital needs.


Year 2000

The Company has been working on resolving the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs and systems that have time-sensitive software may be unable to interpret dates beyond the year 1999. This could result in miscalculations and/or system failures, causing disruptions of operations controlled by such systems or devices.

The Company and each of its operating subsidiaries have conducted comprehensive reviews of their systems and have developed plans to address any possible issues related to the impact of the year 2000 problem on both information technology ("IT") and non-IT systems (e.g., embedded technology). These plans address the year 2000 issue in multiple phases, including (i) determining an initial inventory of the Company's systems, equipment, vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of year 2000 issues, (ii) assessing and prioritizing of inventoried items to determine risks associated with their failure to be year 2000 compliant, (iii) testing of systems and equipment to determine year 2000 compliance, and (iv) remediating and implementing systems and equipment. For those systems that the Company determines are not currently year 2000 compliant, implementation of the required changes is expected to be completed during the remainder of this fiscal year.

As of October 31, 1999, all critical hardware and software systems utilized by the Company in continuing operations had been tested and/or verified as either year 2000 compliant or appropriate remediation was undertaken to effect compliance. Certain non-critical software systems determined not to be year 2000 compliant had been or will be modified or converted to compliant systems. Conversion of non-critical systems is in process. Testing systems utilized to verify compliance include the posting to the systems of a date on or after January 1, 2000 as though the date were effective. The Company has tested all of its critical IT and non-IT systems. Any necessary additional modifications or replacements are scheduled to be completed during the balance of the fiscal year.

The Company continues to contact its customers, major suppliers and vendors to assess their status relating to year 2000 readiness and/or compliance, and the potential impact on operations if such third parties are not successful in ensuring that their systems are year 2000 compliant in a timely manner. The Company could suffer potential business interruptions and/or incur costs, damages or losses related thereto if other third parties, such as governmental agencies (e.g., Federal Aviation Administration), are not year 2000 compliant. The Company could be materially affected by the failure of any of its customers, suppliers, vendors or other third parties to be year 2000 compliant.

A failure by the Company, its customers, major suppliers or vendors, or any third party with which the Company interacts, to resolve a material year 2000 issue could result in the interruption in, or failure of, certain normal business activities or operations and could materially and adversely affect the Company's financial condition, results of operations and cash flows. The Company is currently assessing those scenarios in which unexpected failures could have a material adverse effect on the Company and anticipates that it will develop contingency plans, as deemed appropriate, designed to deal with such scenarios. Based on current plans and assumptions, the Company does not expect that the year 2000 issue will have a material adverse impact on the Company as a whole. Due to the general uncertainty inherent in the year 2000 issue, however, there can be no assurance that all year 2000 issues will be foreseen and corrected on a timely basis, or that no material disruption to the Company's business operations will occur. Further, the Company's expectations are based on the assumption that there will be no failure of external local, national or international systems, including, but not limited to power, communications, postal, transportation, or financial systems necessary for the ordinary conduct of business.

Costs associated with the Company's year 2000 compliance effort, including consulting costs and costs associated with internal resources used to modify existing systems in order to achieve year 2000 compliance, are charged to expense as incurred. Management estimates that the expenditures for continuing operations relating specifically to the Company's year 2000 compliance effort were not material. The Company does not separately track internal costs relating to its year 2000 compliance effort.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
-------------------------

During the quarter ended October 31, 1999, API established a sales and distribution facility in Montreal, Canada. Several of the initial employees were individuals previously employed by a competitor of API. The competitor commenced litigation against API and the individuals.

On November 17, 1999, API and AAR International, Inc. filed a consent to a limited injunction with the Superior Court for the District of Montreal in the Province of Quebec, Canada whereby both parties acknowledged the return to AAR of certain materials possessed by the individuals hired by API, and that API would refrain from directly solicitating certain potential customers in the Canadian market, would avoid making any reference to the hiring of the individuals in general advertisements, and would pay a reasonable approximation of the plaintiff's expenses incurred in connection with the matter. The injunction along with the restrictions on API's marketing operations will expire on March 16, 2000. The limitations are not expected to have a material affect upon the Company's servicing of the Canadian market.

Item 2. Changes in Securities
-----------------------------

NONE

Item 3. Defaults Upon Senior Securities
---------------------------------------

NONE

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

NONE

Item 5. Other Information
-------------------------

On September 9, 1999, the holders of 56% of the Company's outstanding common stock executed a written consent in favor of the sale of all of the outstanding capital stock of NAC to Rolls-Royce North America, Inc.

On October 12, 1999, the Company filed an Information Statement on Form 14C to inform stockholders of the sale of NAC.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits.

Exhibit
Number            Description of Exhibit

27.1              Financial Data Schedule
27.2              Restated Financial Data Schedule

(b) Reports on Form 8-K.

Form 8-K dated November 4, 1999 relating to the consummation of the sale of NAC. Form 8-K dated November 10, 1999 relating to the Company's announcement of its share repurchase program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       First Aviation Services Inc.
                                       (Registrant)




Date: December 15, 1999                /s/ Michael C. Culver
                                       --------------------------------------
                                       Michael C. Culver,
                                       President, Chief Executive Officer and
                                       Director (Principal Executive Officer)


Date: December 15, 1999                /s/ John A. Marsalisi
                                       -----------------------------------------
                                       John A. Marsalisi,
                                       Vice President, Secretary, Director and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)