Form 10-K
period 2000-01-31
FIRST AVIATION SERVICES INC
filed 2000-04-28
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  X   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
----- 1934 (No Fee Required)
For the year ended January 31, 2000

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
                  Title of each class                      on which registered
                  -------------------                      ---------------------
                  None                                     None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days or for such short period that the registrant was subject to such filing requirements. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates as of April 17, 2000 was approximately $10,581,316

The number of shares outstanding of the registrant's common stock as of April 17, 2000 was 7,680,481 shares.

                      Documents incorporated by reference:
      First Aviation's Proxy Statement for the June 6, 2000 Annual Meeting of Stockholders is incorporated herein by reference into Part III hereof

                                     PART I


Item 1.  Business
-----------------

General

         First Aviation Services Inc. ("First Aviation" or the "Company") is a worldwide leader in supplying aircraft parts and components to the aviation industry worldwide, as well as providing the aerospace industry third party logistics and inventory management services. The Company is the fastest growing distributor and third party logistics provider in the aerospace industry.

         First Aviation was formed in March 1995 to acquire the stock of National Airmotive Corporation (NAC). The acquisition was completed on June 1, 1995. On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. for $73 million, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9, 1999. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         On March 5, 1997, the Company completed an initial public offering of 3,900,000 shares of common stock, $0.01 par value per share (the "Offering"). From a portion of the net proceeds from the Offering, Aerospace Products International Inc. (formerly Aircraft Parts International Combs, Inc.), a majority owned subsidiary of the Company ("API"), acquired substantially all of the assets and assumed certain of the liabilities of Aircraft Parts International Inc. ("API Combs") from AMR Combs, Inc. ("AMR Combs"). API distributes aircraft parts and components for over 130 manufacturers. API Technologies, API's licensed repair station, offers brake and starter generator overhaul services, and also is an authorized hose assembly manufacturing facility. Through API, the Company distributes and supplies aircraft parts and components to the aviation industry worldwide. API also provides inventory management and logistics services to the aerospace industry.

         The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut, 06880. Further information about the Company can be found on the worldwide web at www.firstaviation.com. The Company can be reached via e-mail at first@firstaviation.com. The executive officers of the Company are Michael C. Culver, Gerald E. Schlesinger, John A. Marsalisi and Philip C. Botana. The information required to be furnished with respect to these executive officers is set forth in, and incorporated by reference from, Part III, Item 10 of this Annual Report on Form 10-K.

Safe Harbor Statement Under the Private Securities Litigation Reform Act 1995.

         Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts from its principal suppliers on a timely basis, market conditions, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In evaluating such forward looking statements, as well as the future prospects of the Company, specific consideration should be given to the various factors discussed in this Annual Report on Form 10-K.

Industry Overview

         The Company believes that the current annual worldwide market for new and used spare engine parts and spare aircraft parts is approximately $50.0 billion, of which $5.0 billion is supplied to the general aviation market. The aviation parts and components market is highly-fragmented with a limited number of large, well-capitalized companies, including original equipment manufacturers, selling a broad range of spare parts, and numerous smaller competitors serving niche markets. API serves the general aviation sector of this market, as well as airlines, fixed base operators ("FBOs"), business aviation, helicopter and recreational operators.

         Aviation Parts Sales and Logistics. The Company, through API, represents more than 130 manufacturers and distributes approximately 80,000 new and factory reconditioned parts and components, selling to professional aircraft maintenance organizations, aircraft operators, including fleet operators and airlines, and FBOs. The parts are approved by the Federal Aviation Administration ("FAA") and are acquired from small, specialized manufacturers as well as major original equipment manufacturers such as Aviation Products, Goodyear Tire and Rubber, Michelin Aircraft Tire, Federal Mogul, B.F. Goodrich Aerospace, General Electric Lighting, Scott Aviation, Textron Lycoming, Teledyne Continental Motors, Parker Hannifin, Marathon Power Technologies, Barry Controls, The New Piper Aircraft, Inc. and Cessna Aircraft Company. Most of these suppliers are committed to servicing aftermarket customers solely through wholesale distributors such as API. Distributors add value to commonly available products by offering immediate availability, broad product lines, technical assistance and other value added services, such as logistics and inventory management services. API does not have any long-term agreements or commitments from the original equipment manufacturers from whom it purchases parts and is dependent upon these manufacturers for access to parts for resale.

         Competition in the parts and components distribution market is generally based on availability of product, service, price and quality, including parts traceability. API's major competitors include Aviall, Inc., Satair A/S, AAR Corporation, Raytheon Aircraft, and Cessna Aircraft Company (a subsidiary of Textron). There also is substantial competition, both domestically and overseas, from companies who focus on regional/niche markets, or on market segments of secondary interest. Examples of these companies include Superior Air Parts, Inc., Avteam and Omaha Aircraft Supply.

         Increasing Consolidation. The Company believes that customers are increasingly seeking the services of larger, more sophisticated, technologically capable and better-capitalized service providers. In order to reduce the costs associated with carrying and managing inventory, satisfy increased governmental regulatory scrutiny, streamline buying decisions and assure quality, aircraft and fleet operators are seeking to reduce their number of suppliers, including parts and component providers, and are using third parties to manage their parts and components inventories. Operators also have become more sensitive to quick turnaround times. As a result, the Company believes that aircraft and fleet operators increasingly select those service providers that are capable of providing a range of high quality, efficient and timely services at a reasonable price. Additionally, the increasing costs of technology and inventory levels required to compete effectively has made entry into and continued success in the industry more difficult and expensive. The Company believes that well-capitalized, technologically sophisticated providers capable of offering a wide range of services will benefit from this consolidation trend. During the past few years, a number of service providers have consolidated or combined their operations. This is a trend that the Company believes will continue.

Principal Suppliers

         API has five suppliers from whom approximately 45% and 47% of its total parts and components were purchased during the years ended January 31, 2000 and 1999, respectively.

Sales and Marketing

         Parts and Component Distribution. New and serviceable parts are sold to parts resellers, regional and major airlines, FBO's, and business aviation, helicopter and recreational operators. The Company uses regional sales managers, inside salespersons, outbound telephone salespersons, independent contract representatives, and associated distributors in its sales and marketing efforts.

         ISO/9002 Certification. In March 1999, the Company's Memphis, Tennessee facility obtained ISO/9002 certification.

Customers

         The Company currently has over 4,500 customers. The Company is not reliant upon any single customer.

Regulation

         Through regulatory bodies such as the FAA, the Joint Airworthiness Administration and the Department of Defense (the "DOD"), governments around the world require all aircraft and engines to follow defined maintenance programs to ensure airworthiness and safety. Such programs are developed by the original equipment manufacturer in coordination with the regulatory body. The DOD's regulatory program for engines used by the armed services is separate and apart from FAA procedures. The Company has certifications from the FAA covering its repair and overhaul facilities. The DOD requires that parties providing parts for branches of the U.S. armed services comply with applicable government regulations, and the DOD continually reviews the operations for compliance with applicable regulations.

         All aircraft must be maintained under a continuous condition-monitoring program and periodically must undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities and/or certified technicians. Certification and conformance is required prior to installation of any part on an aircraft. Presently, whenever necessary with respect to a particular part, the Company utilizes FAA certified repair stations, including its own API Technologies, to repair and certify parts to ensure marketability. The operations of the Company may in the future be subject to new and more stringent regulatory requirements. The Company believes it is in material compliance with applicable regulations. See Item 3, "Legal Proceedings".

Environmental Matters and Proceedings

         The Company's operations are subject to federal, state and local environmental laws and related regulation by government agencies, including the United States Environmental Protection Agency, The United States Department of Transportation and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials, the health and safety of workers, and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes potentially significant compliance burdens and risks on the Company. The Company believes that it is in material compliance with all federal, state, and local laws and regulations governing its operations. The Company does not anticipate that any material capital expenditures will be required during the next fiscal year in order to maintain compliance with the federal, state and local laws and regulations.

Employees

         As of January 31, 2000, approximately 189 persons were employed on a full-time basis by the Company. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.


Item 2.  Properties
-------------------

         The Company operates within the following facilities:

                                                                                       Square        Lease
Location                   Entity                    Description                      Footage      Expiration
--------                   ------                    -----------                     ----------    -----------
Westport, CT               First Aviation          Executive offices                   3,000          2007

Memphis, TN                API                     Distribution/sales                 88,000          2013

Calgary, Canada            API Ltd.                Sales                               3,200          2003

Montreal, Canada           API Ltd.                Sales                               7,160          2003

Clark Air Force Base,
    Philippines            API Asia Pacific Inc.   Distribution/sales                 22,235          2010

Item 3.  Legal Proceedings
--------------------------

         During the quarter ended October 31, 1999, API Ltd. established a sales and distribution facility in Montreal, Canada. Several of the initial employees were individuals previously employed by a competitor of API Ltd. The competitor commenced litigation against API Ltd. and the individuals.

         On November 17, 1999, API Ltd. and AAR International, Inc. filed a consent to a limited injunction with the Superior Court for the District of Montreal in the Province of Quebec, Canada whereby both parties acknowledged the return to AAR of certain materials possessed by the individuals hired by API Ltd., and agreed that API Ltd. would refrain from directly soliciting certain potential customers in the Canadian market, would avoid making any reference to the hiring of the individuals in general advertisements, and would pay a reasonable approximation of the plantiff's expenses incurred in connection with the matter. The injunction, along with the restrictions on API Ltd.'s marketing operations, expired on March 16, 2000. The limitations did not have a material affect upon the Company's ability to service the Canadian market.

         The Company's business exposes it to possible claims for personal injury, death or property damage that may result from a failure of certain parts serviced by the Company or spare parts and components sold by it. The Company takes what it believes to be adequate precautions to ensure the quality of the work it performs and the traceability of the aircraft parts and components that it sells. The Company maintains what it believes is adequate liability insurance to protect it from such claims.

         The Company is involved in certain other claims and lawsuits that are incidental to its operations. Management does not believe that the ultimate resolution of any such claims will have a material adverse effect on the Company's consolidated business, financial condition, results of operations or cash flows.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         Market Information. The Company's common stock trades on The NASDAQ Stock Market under the symbol FAVS. The table below sets forth the quarterly high and low sales prices for the Company's common stock as reported on the NASDAQ Composite Tape since February 1, 1998.

                    Year Ended                                                    Year Ended
                 January 31, 2000                                              January 31, 1999
----------------------------------------------------          ---------------------------------------------------
                       High            Low                                        High            Low
                       ----            ---                                        ----            ---
First Quarter          5 1/8           3 3/32                 First Quarter       7 1/4           5 1/2
Second Quarter         6 5/8           4 3/4                  Second Quarter      6 1/62          4 7/32
Third Quarter          6 7/8           4 5/8                  Third Quarter       5 7/8           4 1/8
Fourth Quarter         6 3/8           4 3/4                  Fourth Quarter      5               4 1/16


         Holders. As of April 17, 2000, there were approximately 26 holders of record of the Company's common stock.

         Dividends. The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any current or future debt obligations, as well as other factors that the Board of Directors deems relevant. In addition, API's credit facility prohibits the payment of cash dividends except with the applicable lender's consent.

Item 6.  Selected Financial Data
--------------------------------

         The selected financial data set forth below should be read in conjunction with the "Consolidated Financial Statements and related Notes", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.


                                                                                    Year Ended January 31,
                                                                  ------------------------------------------------------------
(All amounts in thousands, except per share amounts)                   2000           1999           1998         1997 (1)
                                                                  -------------  ------------   ------------   ---------------
Results of Operations Data:
   Net sales                                                      $  81,243      $  59,666      $  44,003      $       -

   Gross profit                                                      16,228         11,792          8,233              -

   Net income (loss) from continuing operations                         167         (1,011)           397            (43)
   Net income (loss) from discontinued operation (1)                  5,170           (703)         4,854            638
   Net income from gain on sale of subsidiary (1)                    10,193              -              -              -
                                                                  -------------  ------------   ------------   ---------------
   Net income (loss)                                                 15,530         (1,714)         5,251            595

   Dividends on preferred stock (2)                                       -              -             11            132
                                                                  -------------  ------------   ------------   ---------------
Net income (loss) available to common stockholders                $  15,530      $  (1,714)     $   5,240      $     463
                                                                  =============  ============   ============   ===============
   Basic net income (loss) from continuing operations             $    0.02      $   (0.11)     $    0.05      $   (0.01)

   Basic net income (loss) per common share                       $    1.74      $   (0.19)     $    0.62      $    0.13
                                                                  =============  ============   ============   ===============
Weighted average shares outstanding                                   8,909          8,973          8,432          3,557

   Net income (loss) from continuing operations - assuming
       dilution                                                   $    0.02      $   (0.11)     $    0.04      $   (0.01)

   Net income per common share - assuming dilution                $    1.72      $   (0.19)     $    0.60      $    0.09
                                                                  =============  ============   ============   ===============
Weighted average shares outstanding - assuming dilution               9,006          8,973          8,698          5,194

Balance Sheet Data:
   Working capital                                                $  57,445      $  40,665      $  44,266      $  21,546
   Total assets                                                      86,392         79,319         68,913         42,724
   Short-term debt                                                      163         22,908              -              -
   Current portion of long-term debt                                      -              -              -          1,100
   Long-term debt, less current portion                               7,900              -         13,866         32,794
   Other long-term liabilities                                        1,156          1,292          1,041          2,119
   Series A Preferred Stock                                               -              -              -          1,650
   Total stockholders' equity                                     $  54,143      $  44,381      $  45,957      $   6,281


Notes to Selected Financial Data

(1) API was acquired on March 5, 1997. The financial information presented is from the date of purchase. Results of operations would not have been significantly different had the acquisition occurred on February 1, 1997, the beginning of the Company's fiscal year. Prior to the date of acquisition, for the year ended January 31, 1997, the Company's operations consisted principally of NAC, which has been reclassified as a discontinued operation and reported separately. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Liquidity and Capital Resources".

(2) The calculation of net income per common share requires the deduction from net income of undeclared preferred stock dividends. Accumulated but undeclared preferred stock dividends were $132 for the year ended January 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act 1995.
------------------------------------------------------------------------------

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts from its principal suppliers on a timely basis, market conditions, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In evaluating such forward looking statements, as well as the future prospects of the Company, specific consideration should be given to the various factors discussed in this Annual Report on Form 10-K.

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and selected financial data of the Company included elsewhere in this Annual Report on Form 10-K.

General

         The Company's net sales consist of sales of parts and components, component overhaul services, and provision of third party logistics and inventory management services. Net sales are recorded when parts and components are shipped or when logistics and management services have been provided.

         On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. for $73 million, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9, 1999 (the "Agreement"). Pursuant to the transaction, Rolls-Royce North America, Inc. acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax and intercompany liabilities and debt. The sales price may be increased or decreased by an amount not to exceed $3 million based upon the change in net assets, as defined in the Agreement, from a target amount to October 31, 1999, the day immediately preceding the closing date. The amount of the adjustment, currently estimated to be $1.8 million, is subject to audit, and is expected to be finalized during the year ending January 31, 2001. NAC has been accounted for as a discontinued operation. All amounts reported herein have been restated to reflect NAC as a discontinued operation.

         In March 1997, API acquired substantially all of the assets and assumed certain of the liabilities of API Combs. The adjusted purchase price was $10.6 million in cash, including expenses of approximately $0.5 million that were incurred in connection with the acquisition. The acquisition was accounted for under the purchase method of accounting as of the closing date. The purchase price, including acquisition costs, was allocated to the assets and liabilities of API based upon their relative fair values. The excess of purchase price paid over the value of the net assets acquired was included in goodwill in the accompanying consolidated balance sheets. The consolidated financial statements of the Company since March 5, 1997 reflect the impact of the results of operations of API as well as the purchase price allocation.

         In conjunction with the acquisition, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value, at a price of $100 per share. Total proceeds to the Company were $1,041. This transaction has been accounted for as minority interest in the accompanying consolidated balance sheets. Dividends of $4.00 per share are payable quarterly on the preferred stock. Dividends of $42, $42 and $38 were paid during the years ended January 31, 2000, 1999 and 1998, respectively, and have been reflected as minority interest in subsidiary in the accompanying consolidated statements of operations. The Preferred Stock is convertible into ten percent of the common stock of API as of the date of the conversion.

Results of Operations


         The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent.


                                                                       Year Ended January 31,
                                                          --------------     -------------    --------------
                                                               2000              1999              1998
                                                          --------------     -------------    --------------
Net sales                                                     100.0%            100.0%            100.0%
Cost of sales                                                  80.0              80.3              81.3
                                                          --------------     -------------    --------------
Gross profit                                                   20.0              19.7              18.7
Selling, general and administrative expenses                   17.6              17.2              15.8
Corporate expenses                                              2.0               3.5               1.4
Non-recurring charge                                            0.5               1.3               -
                                                          --------------     -------------    --------------
Income (loss) from operations                                  (0.1)             (2.3)              1.5
Interest income                                                 0.9               -                 0.1
Interest expense and other                                     (0.8)             (0.5)             (0.1)
                                                          --------------     -------------    --------------
Income (loss) from continuing operations before
income taxes                                                    -                (2.8)              1.5
Income tax expense (benefit)                                   (0.2)             (1.1)              0.6
                                                          --------------     -------------    --------------
Net income (loss) from continuing operations                    0.2              (1.7)              0.9
Net income from discontinued operation                          6.4              (1.2)             11.0
Net income from gain on sale of subsidiary                     12.5               -                 -
                                                          --------------     -------------    --------------
   Net income (loss)                                           19.1%             (2.9)%            11.9%
                                                          ==============     =============    ==============

Year ended January 31, 2000 compared to year ended January 31, 1999


Net sales

         Net sales for the year ended January 31, 2000 increased $21.6 million, or 36.2%, to $81.2 million from $59.7 million for the year ended January 31, 1999. Net sales increased as a result of increased market share, international expansion and growth in the logistics services business. Price reductions by competitors seeking to regain market share have and are expected to continue to affect the rate of growth and profit margins in the near term. The Company expects to continue to expand into new markets, add additional product lines, and invest in new product offerings, including the logistics and inventory management businesses.

Cost of sales

         Costs of sales for the year ended January 31, 2000 increased $17.1 million, or 35.8%, to $65.0 million from $47.9 million for the year ended January 31, 1999. The increase in cost of sales was due to the increase in net sales.

Gross profit

         Gross profit for the year ended January 31, 2000 increased by $4.4 million, or 37.6%, to $16.2 million from $11.8 million for the year ended January 31, 1999. Gross margin increased to 20.0% from 19.8%. During the fourth quarter of the year ended January 31, 2000 the Company earned $1.0 million from consulting services provided to one customer. Without this transaction gross margin would have been 19.0%.

Selling, general and administrative expenses

         Selling, general and administration expenses for the year ended January 31, 2000 increased $4.0 million, or 38.9%, to $14.3 million from $10.3 million for the year ended January 31, 1999. The increase is attributable to and proportional to the growth in net sales and gross profit. The Company's anticipated expansion of its international operations into the Philippines and Europe, the addition of senior personnel for certain business segments and the expenditures required for the development of a business to business e-commerce site will result in the continued growth of selling, general and administrative costs.

Corporate expenses

         Corporate expenses for the year ended January 31, 2000 decreased $0.5 million to $1.7 million from $2.1 million for the year ended January 31, 1999. The decrease was due principally to a credit of $0.4 million recorded by the Company upon the sale of NAC for retainer fees previously paid and expensed.

Non-recurring charge

         During the year ended January 31, 2000 the Company recorded a non-recurring charge of $0.4 million for the cost of litigation related to the opening of a new sales facility in Montreal, Canada. During the year ended January 31, 1999 the Company recorded a non-recurring charge of $0.8 million for the costs incurred in connection with terminated acquisitions.

Interest income and interest expense

         Interest income earned during the year ended January 31, 2000 was derived from investing the proceeds from the sale of NAC in short term investments. Interest expense for the year ended January 31, 2000 increased to $0.6 million from $0.3 million for the year ended January 31, 1999 due to an increase in the average borrowings under the Company's credit facilities to support the Company's growth and fund capital improvements.

Benefit for income taxes

         The Company recorded a tax benefit of $0.2 million for the year ended January 31, 2000. The benefit recorded principally was the result of a reduction of valuation reserves that positively impacted the effective income tax rate. Due to the results of operations and the gain from the sale of NAC the utilization of deferred tax benefits was assured. The effective rate for the year ended January 31, 1999 was 40%, which approximates the statutory rate for federal and state income taxes combined.

Net income (loss) from continuing operations

         For the year ended January 31, 2000 the Company earned $0.2 million from continuing operations compared to a net loss of $1.0 million for the year ended January 31, 1999. The increase was due principally to increased sales and gross profit for the current year, a reduction in corporate expenses and the non-recurring charge, an increase in net interest income and the realization of tax benefits for the year ended January 31, 2000.

Income from discontinued operation

         For the year ended January 31, 2000, the Company had net income from the discontinued operation of $5.2 million compared to a net loss of $0.7 million for the year ended January 31, 1999. The increase in net income was due to a combination of increased sales and gross profit, the absence of any charges for restructuring and a lower effective income tax rate. During the year ended January 31, 1999, NAC had recorded pre-tax restructuring charges of $5.4 million to restructure and streamline operations, and for costs of certain litigation.

Net income from gain on sale of subsidiary

         On November 1, 1999 the Company consummated the sale of NAC, as described in General, above. As a result of the sale the Company recorded a net gain of $10.2 million in the year ended January 31, 2000.

Net income

         The Company had net income of $15.5 million for the year ended January 31, 2000, as compared to a net loss of $1.7 million for the year ended January 31, 1999. The increase in net income was due to the reasons described above.

Year ended January 31, 1999 compared to year ended January 31, 1998


Net sales

         Net sales for the year ended January 31, 1999 increased $15.7 million, or 35.6%, to $59.7 million from $44.0 million for the year ended January 31, 1998. Net sales increased as compared to the prior year due to increased market share and as a result of the inclusion of twelve months of sales for the year ended January 31, 1999, as compared to eleven months for the year ended January 31, 1998.

Cost of sales

         Costs of sales for the year ended January 31, 1999 increased $12.1 million, or 33.8%, to $47.9 million from $35.8 million for the year ended January 31, 1998. The increase in cost of sales was due to the increase in net sales.

Gross profit

         Gross profit for the year ended January 31, 1999 increased by $3.6 million, or 43.2%, to $11.8 million from $8.2 million for the year ended January 31, 1998. Gross margin increased to 19.8% from 18.7%. The increase was due to volume related efficiencies and increased management focus initiated subsequent to the acquisition of API.

Selling, general and administrative expenses

         Selling, general and administration expenses for the year ended January 31, 1999 increased $3.3 million, or 47.3%, to $10.3 million from $7.0 million for the year ended January 31, 1998. The increase is attributable to and proportional to the Company's growth in net sales and gross profit. In addition, selling, general and administration expenses increased due to the operation of API's new facility in Memphis, additional marketing costs to pursue new business opportunities, and costs related to Canadian expansion.

Corporate expenses

         Corporate expenses for the year ended January 31, 1999 increased $1.5 million to $2.1 million from $0.6 million for the year ended January 31, 1998. The increase was due principally to the establishment of a corporate management team.

Non-recurring charge

         During the year ended January 31, 1999 the Company recorded a non-recurring charge of $0.8 million to cover the costs incurred in connection with terminated acquisitions. No non-recurring charge was incurred during the year ended January 31, 1998.

Interest income and interest expense

         Interest expense for the year ended January 31, 1999 was $0.3 million. In April 1998 the Company entered into a revolving line of credit to fund the Company's growth and fund capital improvements. The expense was incurred from borrowings against the new revolving line of credit.

Benefit for income taxes

         The Company's effective income tax rate for the years ended January 31, 1999 and 1998, respectively, was 40%.

Net income (loss) from continuing operations

         For the year ended January 31, 1999 the Company incurred a net loss from continuing operations of $1.0 million, compared to net income of $0.4 million for the year ended January 31, 1998. The loss was due principally to additional costs for management, advertising and other expenditures incurred to support the Company's rapid growth, and the non-recurring charge that was incurred during the year ended January 31, 1999.

Income from discontinued operation

         For the year ended January 31, 1999 the Company incurred a net loss of $0.7 million from the discontinued operation, compared to net income of $4.9 million for the year ended January 31, 1998. The loss was due to pre-tax restructuring charges of $5.4 million taken during the year ended January 31, 1999. The restructuring charges were recorded to restructure and streamline operations, and for costs of certain litigation.

Net income

         The Company incurred a net loss of $1.7 million for the year ended January 31, 1999, as compared to net income of $5.2 million for the year ended January 31, 1998. The decrease in net income was due to the reasons described above.


Liquidity and Capital Resources

         The Company's cash provided by (used in) operations for the years ended January 31, 2000, 1999, and 1998 was $2.8 million, $(3.0) million, and $(2.2)
million, respectively. Cash provided by (used in) investing activities during these same periods, including acquisitions and divestitures, was $67.9 million, $(6.0) million, and $(13.0) million, respectively, while cash provided by (used in) financing activities was $(20.7) million, $8.9 million, and $15.4 million, respectively. Cash provided by investing activities for the year ended January 31, 2000 includes the $73.0 million of proceeds from the sale of NAC.

         First Aviation's aggregate capital expenditures for the years ended January 31, 2000, 1999 and 1998 were $5.1 million, $6.1 million, and $2.4 million, respectively, exclusive of acquisition costs of API. For fiscal year 2001 the Company will require liquidity to fund the Company's continuing growth and overseas expansions, and for capital expenditures. Management expects to fund these requirements from cash on hand, cash flows from operations and from borrowings.

         As previously described, on November 1, 1999 the Company consummated the sale of the stock of NAC for $73.0 million. Simultaneous with the closing of the sale of NAC on November 1, 1999, the Company utilized a portion of the proceeds from the sale to repay the entire outstanding balance of the NAC revolving line of credit and terminated NAC's credit agreement. The Company has invested the remaining proceeds from the sale in commercial paper and certificates of deposit with maturities when purchased of three months or less.

         On November 3, 1999, the Company announced that its Board of Directors had authorized a repurchase program of up to 1,000,000 shares of the Company's common stock. On December 15, 1999, the Company announced that its Board of Directors had authorized an additional repurchase program of up to 500,000 shares of the Company's common stock, and on March 23, 2000, the Board of Directors authorized an additional repurchase program of up to 160,000 shares, for a total authorization of up to 1,660,000 shares. The repurchases were to be funded from a portion of the proceeds from the sale of NAC, and may be made from time-to-time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit was established for the completion of the program.

         Through January 31, 2000 the Company had repurchased a total of 1,000,000 shares of its common stock at an aggregate cost of approximately $5.9 million, or $5.87 per share. On March 24, 2000, the Company purchased an additional 458,818 share block of its common stock for approximately $2.3 million, or $4.94 per share. After this transaction, repurchases under the program totaled 1,458,818 shares at an aggregate cost of approximately $8.1 million, or approximately $5.58 per share. Approximately 200,000 shares still may be repurchased under this program.

         On March 30, 2000, API entered into a new $20 million commercial revolving loan and security agreement with Hudson United Bank. Borrowings under the credit facility bear interest equal to the LIBOR rates plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories at API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's assets are pledged as collateral under the revolving credit facility. Borrowings under the facility are guaranteed by First Aviation. The agreement expires May 1, 2001. This facility replaced an expiring $10 million facility that had outstanding borrowings of $7.9 million at an interest rate of 7.4% at January 31, 2000. The new facility will give the Company additional financial capacity and greater flexibility that is better suited to the Company's size and liquidity needs.

         In conjunction with the API acquisition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, AMR Combs agreed that it would not sell its shares of the Preferred Stock or the shares of API common stock into which such Preferred shares are convertible (collectively the "API Acquisition Shares") for a minimum period of three years. API has the right to redeem the API Acquisition Shares at any time. Subject to certain terms and conditions, AMR Combs has the right to cause the Company to repurchase the API Acquisition Shares commencing three years after the closing of the API acquisition. The redemption price is equal to the fair market value of the API Acquisition Shares as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the API Acquisition Shares, (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party, (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party, and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the API Acquisition Shares. The demand registration rights became exercisable in March 2000. If API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the API Acquisition Shares. The Company has no plans to cause API to conduct a public offering of its securities.

         On March 5, 1999 AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.

         The Company believes that its cash on hand and cash flow from operations, combined with borrowings available under its new line of credit, will be sufficient to meet its current and anticipated cash operating requirements, including scheduled interest payments, working capital needs, capital expenditures and preferred dividend requirements through the year ending January 31, 2001. The Company currently is in compliance with all of its debt covenants.

Year 2000

In prior years the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999 the Company completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change. Costs in connection with remediating its systems were not significant. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or services of third parties. The company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Inflation

         The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States has had or will have a significant effect on its revenues or operations.


Item 7A.  Quantative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

         The Company's Canadian operations utilize the Canadian dollar as their functional currency. Foreign currency translation and transaction gains and losses are included in earnings. Foreign currency transaction exposure relates primarily to foreign currency denominated trade receivables and the transfer of foreign currency from subsidiaries to the parent company. The Company has sale transactions denominated in Canadian dollars in Canada. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Translation and transaction gains and losses have not been significant.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information regarding the directors of First Aviation is set forth under the caption "Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference. Information regarding compliance with Section 16 (a) of the Exchange Act is set forth under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

         The Company's executive officers, their ages and backgrounds are as follows:

         Michael C. Culver, 49, has served as President and Chief Executive Officer of the Company since March 1995. Mr. Culver also serves as Chairman of API. In June 1995 Mr. Culver became a director of NAC, a former wholly owned subsidiary of the Company. In August 1996 he became NAC's Chairman and in June 1997 he became its Chief Executive Officer. Mr. Culver's relationship with NAC terminated with the Company's sale of NAC on November 1, 1999. In 1985 Mr. Culver co-founded First Equity Development Inc. ("First Equity"), an aerospace investment and advisory firm, and has served as Co-Managing Director since that time.

         Gerald E. Schlesinger, 55, became Senior Vice President upon his employment by the Company in June 1997. From November 1993 to June 1997, Mr. Schlesinger was affiliated with the SK Group and served as its Managing Principal. The SK Group provides consulting and management advisory services to its clients. Prior to November 1993, Mr. Schlesinger served as Executive Vice-President, CFO and CIO for Butler Aviation.

         John A. Marsalisi, 44, has served as Chief Financial Officer of the Company since March 1995. He has been an officer of First Equity since May 1996. From May 1991 to May 1996, Mr. Marsalisi was Director of Taxes for Omega Engineering. Prior to joining Omega Engineering, Mr. Marsalisi was Director of Taxes for the Entrepreneurial Services Group of Ernst & Young's Stamford, Connecticut office. Mr. Marsalisi is a Certified Public Accountant.

         Philip C. Botana, 55, became a Vice President upon his employment by the Company in June 1998. From July 1997 Mr. Botana served as Vice President of Operations for Bombardier Aerospace-Business Jet Solutions. From May 1994 to June 1997, Mr. Botana was the President of Botana & Company, an aviation consulting firm. Prior to May 1994, Mr. Botana was a Senior Vice President of Signature Flight Support.


Item 11.  Executive Compensation
--------------------------------

Information regarding compensation of the Company's directors and executive officers is set forth under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information regarding share ownership by certain beneficial owners and the Company's directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information regarding certain relationships and related transactions of the Company is set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1)   Financial Statements and Schedules
         ----------------------------------

         See Index to Consolidated Financial Statements, which appears on Page F-1 hereof

    (2) Financial Statement Schedule II - Valuation and Qualifying Accounts, which appears on Page F-20 hereof.

(b)      Form 8-K
         --------
         Form 8-K dated November 4, 1999 relating to the consummation of the sale of NAC.
         Form 8-K dated November 10, 1999 relating to the Company's announcement of its share repurchase program.
         Form 8-K dated December 17, 1999 relating to the Company's increase in its share repurchase program.


(c)      Exhibits
         --------


Exhibit
Number                       Description of Exhibit
-------                      ----------------------

3.1(a)            Restated Certificate of Incorporation of the Company

3.2(a)            Restated Bylaws of the Company

10.1(a) Form of Director Indemnification Agreement between the Company and each of its directors

10.9(a) Asset Purchase Agreement, dated November 25, 1996, by and between AMR Combs and API

10.12 Employment Agreement, dated as of December 2, 1999, by and between John A. Marsalisi and the Company

10.14(a)          Stock Incentive Plan

10.15(a)          Employee Stock Purchase Plan

10.20 Employment Agreement, dated as of December 2, 1999, by and between Michael C. Culver and the Company

10.21(a) Investment Advisory Services Agreement Relating to the API Acquisition, dated as of September 30, 1996, by and between First Equity and First Aviation

10.22(a) Investment Advisory Services Agreement Relating to the Offering, dated as of September 30, 1996, by and between First Equity and First Aviation

10.23 Letter, dated as of March 24, 2000, by and between First Equity Development Inc. and its affiliates and First Aviation Services Inc. regarding pursuit of acquisition opportunities

10.24(a) Amended and Restated Registration Rights Agreement, dated as of February 21, 1996, by and between the Company and FAS Inc.

10.29(a) Registration Rights Agreement, dated as of February 21, 1997, by and between the Company and Canpartners

10.30(a) Sublease Agreement, dated as of December 31, 1996, between First Equity and the Company

10.38(b) Loan and Security Agreement, dated April 23, 1998 by and between API and Fleet National Bank

10.39(b)          Amendment to the First Aviation Services Stock Incentive Plan

10.40 Engagement Letter between First Equity Development Inc. and its affiliate, FED Securities Inc., and First Aviation Services Inc. dated March 24, 2000

10.41(c)          Employment Agreement dated June 1, 1998 by and between Philip
                  C. Botana and the Company

10.42 Employment Agreement dated December 2, 1999 by and between Gerald E. Schlesinger and the Company

10.43 Commercial Revolving Loan and Security Agreement dated March 30, 2000 by and between Hudson United Bank and Aerospace Products International, Inc.

10.44 Guaranty, dated as of March 30, 2000, between First Aviation Services Inc. and Hudson United Bank

10.45 Executive Change of Control Agreement dated as of December 2, 1999 by and between First Aviation Services Inc. and Gerald E. Schlesinger

10.46 Executive Change of Control Agreement dated as of December 2, 1999 by and between First Aviation Services Inc. and John A. Marsalisi

10.47(d)          Stock Purchase Agreement between First Aviation Services Inc.
                  and Rolls-Royce North America, Inc. dated as of September 9, 1999

21.1(a)           List of Subsidiaries

23.1              Consent of Ernst & Young LLP, independent auditors

27.1              Financial Data Schedule for the years ended January 31, 2000

27.2              Financial Data Schedule for the years ended January 31, 1999

27.3              Financial Data Schedule for the years ended January 31, 1998


   (a) Incorporated by reference and filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 333-18647), as amended.
   (b) Incorporated by reference and filed as an Exhibit to the Company's Annual Report on Form 10K for the year ended January 31, 1998.
   (c) Incorporated by reference and filed as an Exhibit to the Company's Annual Report on Form 10K for the year ended January 31, 1999.
   (d) Incorporated by reference and filed as an Appendix to the Company's Information Statement on Form 14C filed on October 12, 1999.


                            [Signature page follows]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 28, 2000.


                                                FIRST AVIATION SERVICES INC.


                                                By:  /s/ John A. Marsalisi
                                                   -----------------------
                                                John A. Marsalisi
                                                Chief Financial Officer


        Signature                           Title                                                    Date
        ---------                           -----                                                    ----
       /s/ Aaron P. Hollander               Chairman of the Board                                    April 28, 2000
       --------------------------
       Aaron P. Hollander


       /s/ Michael C. Culver                Chief Executive Officer and                              April 28, 2000
       --------------------------           Director (Principal Executive Officer)
       Michael C. Culver

       /s/ John A. Marsalisi                Chief Financial Officer and                              April 28, 2000
       --------------------------           Director (Principal Financial and
       John A. Marsalisi                    Accounting Officer)

       /s/ Joshua S. Friedman               Director                                                 April 28, 2000
       --------------------------
       Joshua S. Friedman


       /s/ Robert L. Kirk                   Director                                                 April 28, 2000
       --------------------------
       Robert L. Kirk


       /s/ Charles B. Ryan                  Director                                                 April 28, 2000
       --------------------------
       Charles B. Ryan

                          First Aviation Services Inc.

                        Consolidated Financial Statements

              For the years ended January 31, 2000, 1999, and 1998




                   Index to Consolidated Financial Statements

Report of Independent Auditors...................................................................................F2

Consolidated Financial Statements:

Consolidated Balance Sheets......................................................................................F3
Consolidated Statements of Operations............................................................................F4
Consolidated Statements of Stockholders' Equity..................................................................F5
Consolidated Statements of Cash Flows.........................................................................F6-F7
Notes to 2000 Consolidated Financial Statements..............................................................F8-F19

Schedule II - Valuation and Qualifying Accounts.................................................................F20








                                      F1

                         Report of Independent Auditors


The Board of Directors and Stockholders
First Aviation Services Inc.

We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 2000 and 1999, and the consolidated statements of operations, stockholders' equity, and cash flows for the three years ended January 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. as of January 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the three years ended January 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/  Ernst & Young LLP

Stamford, Connecticut
March 31, 2000








                                       F2

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                                             January 31,
                                                                                    2000                     1999
                                                                                 ---------                ---------
Assets
Current assets:
     Cash and cash equivalents                                                   $  50,104                $     149
     Trade receivables, net of allowance for doubtful accounts
         of $820 and $312, respectively                                             13,810                    9,559
     Inventories, net of allowance for obsolete and slow moving
         inventory of $414 and $304, respectively                                   14,142                   12,201
     Deferred income taxes                                                           1,284                    2,638
     Prepaid expenses and other                                                      1,298                    1,508
     Net assets of subsidiary held for sale                                              -                   48,256
                                                                                 ---------                ---------
Total current assets                                                                80,638                   74,311

Plant and equipment, net                                                             3,980                    3,168
Goodwill, net                                                                        1,774                    1,840
                                                                                 ---------                ---------
                                                                                 $  86,392                $  79,319
                                                                                 =========                =========
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                            $   8,264                $   4,274
     Accrued compensation and related expenses                                       3,156                      650
     Other accrued liabilities                                                       4,752                      891
     Accrued litigation costs                                                            -                    2,840
     Income taxes payable                                                            6,858                    2,083
     Short term debt                                                                   163                   22,908
                                                                                 ---------                ---------
Total current liabilities                                                           23,193                   33,646

Revolving line of credit                                                             7,900                        -
Minority interest                                                                    1,041                    1,041
Obligations under capital leases                                                       115                      251
                                                                                 ---------                ---------
Total liabilities                                                                   32,249                   34,938

Stockholders' equity
     Common stock, $0.01 par value, 25,000,000 shares authorized, 8,133,997 and 9,001,896 shares outstanding at January 31, 2000 and
         1999, respectively                                                             91                       90
     Additional paid-in capital                                                     38,615                   38,515
     Retained earnings                                                              21,306                    5,776
                                                                                 ---------                ---------
                                                                                    60,012                   44,381
                                                                                 ---------                ---------
     Less:  Treasury stock, at cost                                                 (5,869)                       -
                                                                                 ---------                ---------
     Total stockholders' equity                                                     54,143                   44,381
                                                                                 ---------                ---------
Total liabilities and stockholders' equity                                       $  86,392                $  79,319
                                                                                 =========                =========

See accompanying notes.

                                       F3

                          First Aviation Services Inc.

                      Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                                                         Year ended January 31,
                                                                                 2000             1999              1998
                                                                              ----------        ----------       ----------
Net sales                                                                     $   81,243        $   59,666       $   44,003
Cost of sales                                                                     65,015            47,874           35,770
                                                                              ----------        ----------       ----------

Gross profit                                                                      16,228            11,792            8,233
Selling, general and administrative expenses                                      14,258            10,263            6,968
Corporate expenses                                                                 1,652             2,105              599
Non-recurring charge                                                                 410               800                -
                                                                              ----------        ----------       ----------

Income (loss) from operations                                                        (92)           (1,376)             666
Interest income                                                                      723                 1               34
Interest expense                                                                    (612)             (269)               -
Minority interest in subsidiary                                                      (42)              (42)             (38)
                                                                              ----------        ----------       ----------
Income (loss) before provision for income taxes                                      (23)           (1,686)             662
Provision (benefit) for income taxes                                                (190)             (675)             265
                                                                              ----------        ----------       ----------
Net income (loss) from continuing operations                                         167            (1,011)             397

Income from discontinued operation, net of provision (benefit) for income taxes of $1,037, $(25) and $1,269 for the years ended
    January 31, 2000, 1999 and 1998, respectively                                  5,170              (703)           4,854
Gain from sale of subsidiary, net of provision for income taxes of $5,829         10,193                 -                -
                                                                              ----------        ----------       ----------

Net income (loss)                                                                 15,530            (1,714)           5,251
Dividends on preferred stock                                                           -                 -               11
                                                                              ----------        ----------       ----------

Net income (loss) available to common stockholders                            $   15,530        $   (1,714)      $    5,240
                                                                              ==========        ==========       ==========
Basic net income (loss) per common share:

     Basic net income (loss) from continuing operations                       $     0.02        $    (0.11)      $     0.05
     Basic net income (loss) from discontinued operation                            0.58             (0.08)            0.57
     Basic net income from gain on sale of subsidiary                               1.14              -                -
                                                                              ----------        ----------       ----------
Basic net income (loss) per common share                                      $     1.74        $    (0.19)      $     0.62
                                                                              ==========        ==========       ==========

Weighted average common shares outstanding                                     8,908,756         8,972,953        8,432,234
                                                                              ==========        ==========       ==========
Net income (loss) per common share - assuming dilution

     Net income (loss) from continuing operations - assuming dilution         $     0.02        $    (0.11)      $     0.04
     Net income (loss) from discontinued operation - assuming dilution              0.57             (0.08)            0.56
     Net income from gain on sale of subsidiary - assuming dilution                 1.13              -                -
                                                                              ----------        ----------       ----------
Net income (loss) per common share - assuming dilution                        $     1.72        $    (0.19)      $     0.60
                                                                              ==========        ==========       ==========
Weighted average common shares outstanding - assuming dilution                 9,005,677         8,972,953        8,698,400
                                                                              ==========        ==========       ==========

See accompanying notes

                                       F4

                          First Aviation Services Inc.

                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                    Preferred Stock                 Common Stock
                                              -----------------------------------------------------     Additional
                                              Number of                     Number of                     Paid-in        Retained
                                                Shares       Amount          Shares         Amount        Capital        Earnings
                                              ---------    ----------      ----------      --------     ----------      ----------
Balances at January 31, 1997                    33,000     $    1,650       3,556,665      $     36     $    2,125      $    2,470
   Payment of preferred stock dividends                                                                                       (231)
   Conversion of preferred stock               (33,000)        (1,650)        165,000             1          1,649               -
   Issuance of common stock in initial
     public offering                                 -              -       3,900,000            39         34,438               -
   Exercise of warrants to purchase common
     stock                                           -              -       1,293,335            13             57               -
   Shares issued under qualified plans               -              -          13,925             -            109               -
   Net income                                        -              -               -             -              -           5,251
                                               -------     ----------      ----------      --------     ----------      ----------
Balances at January 31, 1998                         -              -       8,928,925            89         38,378           7,490

   Exercise of stock options to purchase
     common shares                                   -              -          40,000             1              -               -
   Shares issued under qualified plans               -              -          32,971             -            137               -
   Net (loss)                                        -              -               -             -              -          (1,714)
                                               -------     ----------      ----------      --------     ----------      ----------

Balances at January 31, 1999                                                9,001,896            90         38,515           5,776

   Exercise of stock options to purchase
     common shares                                   -              -         110,000             1              -               -
   Shares issued under qualified plans               -              -          22,101             -            100               -
   Cost of shares repurchased                        -              -      (1,000,000)            -              -               -
   Net income                                        -              -               -             -              -          15,530
                                               -------     ----------      ----------      --------     ----------      ----------
   Balances at January 31, 2000                      -     $        -       8,133,997      $     91     $   38,615      $   21,306
                                               =======     ==========      ==========      ========     ==========      ==========

                                                   Sub-        Treasury
                                                  Total          Stock          Total
                                               ----------      ---------     ----------
Balances at January 31, 1997                   $    6,281      $       -     $    6,281
   Payment of preferred stock dividends              (231)             -           (231)
   Conversion of preferred stock                        -              -              -
   Issuance of common stock in initial
     public offering                               34,477              -         34,477
   Exercise of warrants to purchase common
     stock                                             70              -             70
   Shares issued under qualified plans                109              -            109
   Net income                                       5,251              -          5,251
                                               ----------      ---------     ----------
Balances at January 31, 1998                       45,957              -         45,957

   Exercise of stock options to purchase
     common shares                                      1              -              1
   Shares issued under qualified plans                137              -            137
   Net (loss)                                      (1,714)             -         (1,714)
                                               ----------      ---------     ----------

Balances at January 31, 1999                       44,381              -         44,381

   Exercise of stock options to purchase
     common shares                                      1              -              1
   Shares issued under qualified plans                100              -            100
   Common shares repurchased                            -         (5,869)        (5,869)
   Net income                                      15,530              -         15,530
                                               ----------      ---------     ----------
   Balances at January 31, 2000                $   60,012      $  (5,869)    $   54,143
                                               ==========      =========     ==========

See accompanying notes.

                                       F5

                          First Aviation Services Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   Year ended January 31,
                                                                        2000                  1999                 1998
                                                                      -------               -------              --------
Cash flows from operating activities
Net income (loss) from continuing operations                          $   167               $(1,011)             $    397
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                    846                   533                   262
         Deferred income taxes                                          1,354                  (257)                  448
         Changes in assets and liabilities:
              Trade receivables                                        (4,251)               (2,728)               (1,381)
              Inventories                                              (1,941)               (4,630)               (1,624)
              Prepaid expenses and other                                  210                  (187)                 (316)
              Accounts payable                                          3,990                   487                   340
              Accrued litigation costs                                 (2,840)                2,840                     -
              Accrued compensation and related expenses, and
                  and other accrued liabilities                           298                    56                (1,609)
              Income taxes payable                                      4,775                  (693)                  874
                                                                      -------               -------              --------

Net cash provided by (used in) operating activities of
     continuing operations                                              2,608                (5,590)               (2,609)
Net cash provided by operating activities of
     discontinued operation                                               218                 2,607                   419
                                                                      -------               -------              --------
Net cash provided by (used in) operating activities                     2,826                (2,983)               (2,190)

Cash flows from investing activities
Proceeds from sale of sale of subsidiary                               73,000                     -                     -
Purchases of plant and equipment and other assets                      (1,592)               (2,213)                 (468)
Proceeds from disposals of plant and equipment                              -                    14                     -
Purchase of assets from former owners, including acquisition costs          -                     -               (10,636)
Purchases of plant and equipment of discontinued operation             (3,530)               (3,842)               (1,907)
                                                                      -------               -------              --------
Net cash provided by (used in) investing activities                    67,878                (6,041)              (13,011)



See accompanying notes


                                       F6

                          First Aviation Services Inc.

                                 (in thousands)

                                                                                   Year ended January 31,
                                                                        2000                  1999                 1998
                                                                      -------                ------              --------
Cash flows from financing activities
Net borrowings / (repayments) on NAC revolving line of credit         (13,895)                   41               (15,628)
Net borrowings / (repayments) on API line of credit                      (950)                8,850                     -
Principal payments on capital lease obligations                          (136)                  (93)                    -
Repurchases of common stock for treasury                               (5,869)                    -                     -
Repayments of term loans                                                    -                     -                (2,650)
Repayments of subordinated note                                             -                     -                (1,750)
Sale of preferred stock of subsidiary                                       -                     -                 1,041
Payment of dividends on preferred stock                                     -                     -                  (231)
Proceeds from issuance of common stock in initial public offering           -                     -                39,000
Expenses relating to initial public offering                                -                     -                (4,523)
Proceeds from exercise of common stock warrants and issuance
     of stock under employee stock purchase plan                          101                   138                   179
                                                                     --------                ------              --------
Net cash provided by (used in) financing activities                   (20,749)                8,936                15,438
                                                                     --------                ------              --------

Net change in cash and cash equivalents                                49,955                   (88)                  237
Cash at the beginning of the year                                         149                   237                     -
                                                                     --------                ------              --------
Cash and cash equivalents at the end of the year                       50,104                   149                   237
                                                                     ========                ======              ========
Supplemental cash flow disclosures:
Cash paid for:
     Interest                                                        $    575                $  224              $      -
                                                                     ========                ======              ========
     Income taxes                                                    $     90                $  600              $      -
                                                                     ========                ======              ========
Acquisition of equipment through capital lease                       $      -                $  495              $      -
                                                                     ========                ======              ========

See accompanying notes

                                       F7

                          First Aviation Services Inc.

                 Notes to 2000 Consolidated Financial Statements
                      (in thousands, except share amounts)

1. Business and Basis of Presentation

First Aviation Services Inc., through its subsidiaries, Aerospace Products International Inc. ("API"), Aircraft Products International Ltd. (API Ltd.), and AeroV.Com Inc. (collectively, "First Aviation" or the "Company"), is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of third party logistics and inventory management services to the aerospace industry. The Company is headquartered in Westport, Connecticut.

The accompanying consolidated financial statements include the accounts of First Aviation Services Inc. and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

First Aviation was formed in March 1995 to acquire the capital stock of National Airmotive Corporation ("NAC").

On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. for $73 million in cash, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9, 1999 (the "Agreement"). Accordingly, NAC has been accounted for as a discontinued operation for all years presented in the accompanying consolidated financial statements and its net assets, the results of its operations and cash flows through the date of sale, and the net gain on the sale have been reported separately (Note 8).

On March 5, 1997, the Company completed an initial public offering of 3,900,000 shares of common stock, $0.01 par value per share (the "Offering"). The Company received net proceeds of approximately $34.5 million after deducting expenses of approximately $4.5 million. The net proceeds were used for, among other things, the repayment of term and subordinated debt, a pay down of the Company's credit facility (for a total debt reduction of $22.6 million), payment of accrued dividends on preferred stock ($0.2 million), and the acquisition of API's business from AMR Combs Inc. ("AMR Combs") ($10.6 million - see below).

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

With the closing of the Offering, the Company acquired certain assets and assumed certain liabilities of API's business from AMR Combs for an adjusted purchase price of $10.6 million, including expenses of approximately $0.5 million that were incurred in connection with the acquisition. The acquisition was accounted for under the purchase method of accounting as of the closing date. The purchase price, including acquisition costs, was allocated to the assets and liabilities of API based upon their relative fair values. The excess of purchase price paid over the value of the net assets acquired is included in goodwill in the accompanying consolidated balance sheets. The consolidated financial statements of the Company since March 5, 1997 reflect the impact of the results of operations of API as well as the purchase price allocation. The results of operations of the Company would not have been significantly different had the acquisition taken place as of February 1, 1997, the beginning of the Company's fiscal year.


                                       F8

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Sales

Sales are recorded net of discounts, allowances and commissions, and are recorded when the product is shipped. Revenues from services provided such as logistics management services are recorded as earned.

The Company provides credit in the form of trade accounts receivable to its customers. The Company generally does not require collateral to support domestic customer receivables. Receivables arising from export activities generally are supported by foreign credit insurance. The Company performs ongoing credit evaluations of its customers and maintains allowances which management believes are adequate for potential credit losses.

Export sales to unaffiliated customers were approximately 9%, 5% and 7% of net sales for the years ended January 31, 2000, 1999 and 1998, respectively. The majority of export sales activities were to the following geographic areas:
Canada, Mexico, and Europe.

Stock Based Compensation

The Company recognizes compensation expense on stock option grants to the extent a difference exists between the exercise price of the stock option and the fair market value per share at the date of grant.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits, money market funds, certificates of deposits and short-term commercial paper with maturities when purchased of three months or less.

Inventories

Inventories consist of general aircraft parts and components and are stated at the lower of cost or market, with cost determined using the first-in, first-out and specific identification methods. Provisions are made in each period for the estimated effect of excess and obsolete inventories. Actual excess and obsolete inventories may differ significantly from such estimates, and such differences could be material to the financial statements.

Plant and Equipment

Plant and equipment are stated at cost, less allowances for accumulated depreciation. Additions and improvements that materially increase the productive capacity or extend the useful life of an asset are added to the cost of the asset. Expenditures for normal maintenance and repairs are charged to expense as incurred.

Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, which ranges from 3 to 15 years. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the term of the related lease.


                                       F9

Goodwill

The excess of purchase price over the fair value of the net assets acquired is amortized using the straight-line method over a thirty-year period. Accumulated amortization was $192 and $126, respectively at January 31, 2000 and 1999.

Noncurrent Assets

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No asset impairments were recorded during the years ended January 31, 2000, 1999 and 1998, respectively.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Major Suppliers

API has five suppliers from whom approximately 45% and 47% of its total parts and components were purchased during the years ending January 31, 2000 and 1999, respectively. Accounts payable to these vendors totaled $1,737 and $1,302 at January 31, 2000 and January 31, 1999, respectively. An inability to maintain timely access to parts and components from these vendors on commercially reasonable terms would have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.





                                       F10

3. Plant and Equipment

Plant and equipment consist of the following:

                                                                      January 31,
                                                          ----------------------------------
                                                             2000                 1999
                                                          ----------------------------------
Machinery and equipment                                   $     918             $     800
Building and other leasehold improvements                       725                   512
Office furniture, fixtures and equipment                      3,832                 2,566
Construction-in-process                                          89                    59
                                                          -------------         ------------
                                                              5,564                 3,937

Less:  accumulated depreciation                              (1,584)                 (769)
                                                          -------------         ------------
                                                          $   3,980             $   3,168
                                                          =============         ============

4. Related Parties

During the quarter ended October 31, 1998, the Company, upon the authorization of the independent members of the Board of Directors, entered into a two-year advisory agreement with a related party, First Equity Development Inc. ("First Equity"). Pursuant to the terms of this agreement, First Equity provides the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement may be terminated by either party upon 30-days written notice. The Company will pay a fee to First Equity upon the successful completion of certain transactions (the "Success Fee"), and will reimburse First Equity for its out-of-pocket expenses. The amount of the Success Fee will be established by the independent members of the Board of Directors and will be dependent upon a variety of factors, including, but not limited to, the scope of the services to be provided and the size and type of transaction. The agreement required the Company to pay First Equity a $30 monthly retainer effective February 1, 1998, the date that First Equity began providing services to the Company. Up to one year's worth of retainer fees paid can be applied as a credit against any Success Fee, subject to certain limitations. During each of the years ended January 31, 2000 and 1999, the Company paid First Equity retainer fees of $360, for a total of $720. Upon the consummation of the sale of NAC (Note 8), the Company paid First Equity a Success Fee of $945. The Success Fee was net of $360 of retainer fees previously paid and expensed by the Company. The gross amount of the fee was charged against net income from gain on the sale of subsidiary while the amount previously expensed was credited against corporate expenses in the fourth quarter of the year ended January 31, 2000. The original agreement expired February 1, 2000 but was renewed for an additional two-years on substantially the same terms and conditions.

In 1997 the Company entered into a ten-year sublease with an affiliate for office space. The lease is cancelable upon six months notice by either party. The Company has the option of renewing the sublease for two additional five-year periods. Lease payments under the lease totaled $102, $98 and $50, respectively, for the years ended January 31, 2000, 1999 and 1998.



                                      F11

5. Short Term Debt and Revolving Line of Credit

                                                                                          January 31,
                                                                                -------------------------------
                                                                                    2000              1999
                                                                                -------------     -------------
Short Term Debt

API short term revolving line of credit                                          $      -          $   8,850
NAC revolving line of credit                                                            -             13,895
Current portion of obligations under capital leases                                   163                163
                                                                                -------------      ------------
                                                                                 $    163          $  22,908
                                                                                =============      ============
Revolving Line of Credit

Revolving line of credit                                                         $  7,900          $       -
                                                                                =============      ============

On April 23, 1998, API entered into a one-year $10,000 bank revolving credit facility. The term of the credit facility previously had been extended until December 31, 1999. On December 1, 1999, the term was extended further until March 30, 2000. Advances under the credit facility bear interest based upon certain market rates plus a premium. Borrowings are limited to specified percentages of eligible accounts receivable and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's trade receivables, inventory and equipment are pledged as collateral under the revolving credit facility. Borrowings under this credit line bore interest at 7.4% and 6.4% at January 31, 2000 and 1999, respectively.

On March 30, 2000, API entered into a new $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's assets are pledged as collateral under the revolving credit facility. Borrowings under the facility are guaranteed by First Aviation. The agreement expires May 1, 2001. As a result of this new long term agreement, borrowings under API's previous line of credit were reclassified to long term as of January 31, 2000.

NAC previously had entered into a credit agreement that provided for borrowings of up to a total of $40,000, principally through a revolving credit facility. Borrowings under NAC's revolving credit facility bore interest at the LIBOR rate plus 3% (7.45% at January 31, 1999). Borrowings were limited to specified percentages of eligible accounts receivable and inventories of NAC. The NAC credit agreement also allowed for the issuance of letters of credit. At January 31, 1999, NAC was contingently liable for $1,991 under letters of credit, with $31 of cash being restricted as security against an outstanding letter of credit. The restricted cash was included in net assets of subsidiary held for sale in the accompanying consolidated balance sheets. Simultaneous with the closing of the sale of NAC on November 1, 1999, (Note 8), the Company utilized a portion of the proceeds from the sale to repay the entire outstanding balance of the NAC revolving line of credit and terminated NAC's credit agreement.

Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rate is variable and resets frequently.


                                      F12

6. Accrued Litigation Costs

During the fourth quarter of the year ended January 31, 1999, the Company recorded a $3.1 million pre-tax charge for costs incurred in connection with the successful defense of the Company and its Directors from claims brought by Mr. John F. Risko, a former director and manager. The claims were initiated in June 1997 against the Company, certain directors, NAC and certain affiliates. The charge included legal fees incurred through the conclusion of the trial and out of pocket costs, including expert testimony and the cost of defending against an appeal by the plaintiff. The charge is included in net income (loss) from discontinued operation for the year ended January 31, 1999 in the accompanying consolidated statements of operations.

In March 1999, a jury decided in favor of the Company, certain directors, NAC and the affiliates. The Plaintiff's allegations of wrongful termination, breach of contract, and various actions of fraud, deceit and misrepresentation were dismissed. The plaintiff had sought various damages as well as common shares of the Company.

During the quarter ended July 31, 1999, the Company and the former director and manager settled the appeal. No additional charges above the amount previously provided were incurred by the Company as a result of the settlement. The accrual balance was eliminated through charges against the accrual, primarily for legal fees.

The Company continues to pursue recovery of the costs incurred in connection with this litigation in accordance with the terms and conditions of a Directors and Officers insurance policy maintained by the Company. The amount of recovery, if any, is not ascertainable at this time.


7. Stockholders' Equity

On November 3, 1999, the Company announced that its Board of Directors had authorized a repurchase program of up to 1,000,000 shares of the Company's common stock. On December 15, 1999, the Company announced that its Board of Directors had authorized an additional repurchase program of up to 500,000 shares of the Company's common stock, and on March 23, 2000, the Board of Directors authorized an additional repurchase program of up to 160,000 shares, for a total authorization of up to 1,660,000 shares. The repurchases were to be funded from a portion of the proceeds from the sale of NAC, and may be made from time-to-time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been established for the completion of the program.

At January 31, 2000, the Company had issued 9,133,997 of its common shares. Through January 31, 2000 the Company had repurchased a total of 1,000,000 shares of its common stock, resulting in 8,133,997 common shares outstanding at January 31, 2000. The aggregate cost of the common share repurchases was approximately $5,869, or $5.87 per share. On March 24, 2000, the Company purchased an additional 458,818 share block of its common stock at a cost of $4.94 per share, for a total of $2,267. After this transaction, repurchases under the program totaled 1,458,818 shares at an aggregate cost of $8,136, or approximately $5.58 per share. Approximately 200,000 shares still may be repurchased under this program.

Certain of the Company's directors elected to receive their compensation for the years ended January 31, 2000, 1999 and 1998, in the form of shares of the Company's common stock. The fair value of the shares at the date of issuance is charged to expense with a corresponding credit to common stock and additional paid-in capital.

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. For the years-ended January 31, 2000 and 1999, the Company issued 13,008 and 20,194 shares to employees under the ESPP, respectively.

The Company also has a stock option plan (the "Plan"). The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and stock purchase rights. A total of 800,000 shares of common stock have been reserved for issuance under the Plan. During the year ended January 31, 2000, 102,500 options were granted to various employees of the Company at an exercise price of $4.50 per share. During the year ended January 31, 1999, 88,250 options were granted to various employees of the Company at exercise prices


                                      F13
ranging from $5.00 to $6.00 per share. During the years ended January 31, 2000 and 1999, respectively, 110,000 and 40,000 options were exercised and 101,950 and 57,700 options were forfeited. At January 31, 2000 and 1999, respectively, 252,500 and 361,950 options were outstanding under the Plan.

The stock options vest over two to four-year periods, beginning one year after the date of the grant, and expire ten years after issuance. Since the exercise price of all of the options granted during the years ended January 31, 2000, 1999 and 1998 was at or above the fair market value per share at the dates of grant, no compensation expense relating to stock options was recorded.

The Company is required to disclose the fair value, as defined, of options granted to employees and the related compensation expense. The fair value of the stock options granted was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of the options granted during the years ended January 31, 2000 and 1999 was determined using a risk-free interest rate of 5.15% and 6.0%, dividend yields of 0%, an average volatility factor of 0.398 and 0.516, and weighted average expected lives of two to four years, respectively. Under these assumptions the weighted average fair value of each option granted during the years ended January 31, 2000 and 1999 was approximately $1.81 and $1.90, respectively, and the pre-tax additional pro forma compensation expense that would have been recorded is approximately $155 and $246, or $0.01 and $0.02 per share, respectively. The weighted average remaining contractual life of all stock options is approximately 8.28 years.

In conjunction with the API acquisition, AMR Combs purchased from API 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total adjusted proceeds to the Company were $1,041. This transaction has been accounted for as minority interest in the accompanying consolidated balance sheets. Dividends are payable on a quarterly basis on the Preferred Stock at an annual rate of $4.00 per share. Dividends of $42, $42, and $38 were paid during the years ended January 31, 2000, 1999 and 1998, respectively, and have been reflected as minority interest in subsidiary in the accompanying consolidated statements of operations. The Preferred Stock is convertible into ten percent of the common stock of API as of the date of conversion.

Also in conjunction with the API acquisition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, AMR Combs agreed that it would not sell its shares of the Preferred Stock or the shares of API common stock into which such Preferred Stock are convertible (collectively the "API Acquisition Shares") for a minimum period of three years. API has the right to redeem the API Acquisition Shares at any time. Subject to certain terms and conditions, AMR Combs has the right to cause the Company to repurchase the API Acquisition Shares commencing three years after the closing of the API acquisition. The redemption price is equal to the fair market value of the API Acquisition Shares as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the API Acquisition Shares; (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party; (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party; and
(iv) piggyback and demand registration rights granted to AMR Combs with respect to the API Acquisition Shares. The demand registration rights became exercisable in March 2000. If API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the API Acquisition Shares. There are no plans to cause API to conduct a public offering of its securities.

On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.


                                      F14

8. Sale of NAC

Pursuant to the Agreement to sell NAC, Rolls-Royce North America, Inc. acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax liabilities, debt, amounts due to parent (First Aviation) and any contingent liabilities resulting from the Company's liquidation of its former defined benefit plan. The sales price may be increased or decreased by an amount not to exceed $3 million based upon the change in net assets, as defined in the Agreement, from a target amount to October 31, 1999, the day immediately preceding the closing date. The amount of the adjustment, currently estimated to be approximately $1.8 million, is subject to audit and will be finalized during the year ended January 31, 2001.

Summarized balance sheet and results of operations information for NAC is as follows. Balance sheet information includes only those assets sold and the liabilities assumed by the purchaser.



                                                                     October 31          January 31,
                                                                        1999                 1999
                                                                   ---------------      ---------------
Trade receivables, net                                             $     17,162         $     18,174
Inventories, net                                                         34,489               39,556
Other current assets                                                      2,974                  690
                                                                   ---------------      ---------------
     Total current assets                                                54,625               58,420

Accounts payable                                                        (12,977)             (13,599)
Other current liabilities                                                (2,717)              (4,170)
                                                                   ---------------      ---------------

Net current assets                                                       38,931               40,651
Plant and equipment, net, and other assets                               10,474                7,605
                                                                   ---------------      ---------------

Net assets of subsidiary held for sale                             $     49,405         $     48,256
                                                                   ===============      ===============


                                                      Nine months                Year ended
                                                        ended          -------------------------------
                                                      October 31,       January 31,      January 31,
                                                         2000              1999             1998
                                                     --------------    --------------   --------------
Net sales                                            $    85,400       $    94,074      $   109,640

Earnings before interest and taxes                         7,458               820            7,717
Net interest expense                                       1,251             1,548            1,520
                                                     --------------    --------------   --------------
Earnings before income taxes                               6,207              (728)           6,197

Net income                                           $     5,170       $      (703)     $     4,854
                                                     ==============    ==============   ==============



Pursuant to the Agreement, First Aviation is liable, subject to certain limitations, for any losses incurred by NAC related to environmental matters. NAC is liable for the initial $1 million of such losses (the "Environmental Threshold"). Any losses above the Environmental Threshold will be shared, with First Aviation assuming 80% of the losses. First Aviation's maximum liability for such losses cannot exceed $5 million in the aggregate. First Aviation shall have liability for only those claims for losses where notice of the claim is submitted on or prior to the third anniversary of the closing date.


                                      F15

First Aviation also is liable, subject to certain limitations, for certain non-income tax and non-environmental related losses (as specified in the Agreement) that may be incurred by NAC subsequent to the Sale. NAC is liable for the initial $1 million of such losses (the "Basic Threshold"). Any losses above the Basic Threshold will be borne by First Aviation. First Aviation's maximum liability for such losses cannot exceed $5 million in the aggregate. First Aviation shall have no liability for any claims for losses not submitted prior to March 1, 2001.

With respect to income taxes, First Aviation is liable, without limitation, for any and all income taxes that may be imposed upon NAC for all taxable periods ending on or prior to the closing date.

The Company believes that none of the indemnification provisions will lead to a claim that would have a material adverse impact upon the Company. However, depending on the amount and timing, unfavorable resolution of any of these potential claims could have a material effect on the Company's consolidated financial position, results of operations or cash flows in a particular period.

Both First Aviation and Rolls-Royce are liable, without limitation, for any losses incurred relating to any breach of any representation or warranty made in the Agreement, and for any loss that occurs relating to matters specifically retained by the parties.

The Company has accrued for certain costs relating to the sale of NAC. Transaction costs and other costs directly relating to the sale, approximately $3.7 million, excluding the estimated net asset adjustment and liabilities under NAC's liquidated pension plan (see below), were charged against net income from gain on sale of subsidiary. Certain of the costs will be paid upon the final determination of the sales price and net asset adjustment. These costs have been included in accrued compensation and related expenses ($2.3 million) and other accrued liabilities ($1.4 million) in the accompanying consolidated balance sheets.

On July 28, 1997, the Company replaced NAC's qualified defined benefit retirement plan (the "NAC Plan") with a defined contribution savings plan, qualified under Section 401(k) of the Internal Revenue Code. The Company previously had purchased guaranteed annuities for all retirees who were receiving benefits under the NAC Plan and provided for distributions in cash or rollovers to an IRA or other qualified retirement plan for all other participants in the NAC Plan. The Company used an outside consulting firm for assistance in calculating the amount of benefits or distributions due, and in liquidating the NAC Plan. The Company believes that the NAC Plan was liquidated according to regulatory guidelines.

In 1998, the Pension Benefit Guarantee Corporation ("PBGC") audited the liquidation of the NAC Plan. The PBGC disagreed with certain of the assumptions used by the consultants in calculating benefits due to the participants. As a result, the PBGC assessed the Company approximately $500, excluding interest. In June 1999, the PBGC rejected the Company's appeal and confirmed its finding. The Company also is liable for interest on the assessment, which the Company estimates to be approximately $100. Accordingly, the Company has provided $600 pre-tax to cover the liability related to this matter. The charge was classified against net income from gain on sale of subsidiary in the accompanying consolidated statements of operations.


9. Non-Recurring Charge

During the third quarter ended October 31, 1999, API Ltd. established a sales facility in Montreal, Canada. Several of the initial employees were individuals previously employed by a competitor of API Ltd. The competitor commenced litigation against API Ltd. and the individuals. On November 17, 1999, API Ltd. and the competitor filed with the court a consent to a limited injunction that affected API Ltd.'s marketing operations in Canada. As a result of the consent and settlement, the Company recorded a pre-tax non-recurring charge of $410 in the quarter ended October 31, 1999 to cover the estimated cost of the settlement, including legal fees related to the matter. As part of the settlement, the limited injunction terminated on March 16, 2000.

During the fourth quarter ended January 31, 1999, the Company recorded a pre-tax charge of $800 to record costs in connection with terminated acquisitions. Costs incurred included legal, advisory and accounting fees, bank charges, travel and lodging.


                                      F16

10. Income Taxes

The provision (benefit) for income taxes on continuing operations is as follows:

                                                                  Year ended January 31,
                                                     -------------------------------------------------
                                                          2000              1999             1998
                                                     --------------    --------------   --------------
Current:
     Federal                                         $       236       $      (530)     $       235
     State                                                    30                30               30
                                                     --------------    --------------   --------------
                                                             266              (500)             265

Deferred:
     Federal                                                (370)             (150)               -
     State                                                   (86)              (25)               -
                                                     --------------    --------------   --------------
                                                            (456)             (175)               -
                                                     --------------    --------------   --------------
Total provision (benefit)                                   (190)             (675)             265
                                                     ==============    ==============   ==============



A reconciliation between income tax provision (benefit) computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

                                                                  Year ended January 31,
                                                     -------------------------------------------------
                                                         2000              1999             1998
                                                     --------------    --------------   --------------

Provision (benefit) at federal statutory rate            (34.0)%           (34.0)%           34.0%
State tax provision, net of federal benefit             (161.0)              1.2              3.0
Change in valuation allowance                         (1,065.0)            (10.4)             -
Foreign losses with no income tax benefit                385.0               -                -
Non-deductible items and other                            48.9               3.2              3.0
                                                     --------------    --------------   --------------
                                                        (826.1)%           (40.0)%           40.0%
                                                     ==============    ==============   ==============


Deferred tax assets and liabilities result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:

                                                                                              January 31,
                                                                                 -------------------------------------
                                                                                       2000                 1999
                                                                                 ---------------      ----------------
Financial statement accruals not currently deductible for
     income tax purposes                                                         $      1,284         $      3,758
Differences in the financial statement and income tax bases
     of plant and equipment                                                                 -                  770
Net operating loss and tax credit carry forwards                                            -                  928
Other                                                                                       -                  436
                                                                                 ---------------      ---------------
                                                                                        1,284                5,892
Valuation allowance                                                                         -               (3,254)
                                                                                 ---------------      ---------------
Net deferred income tax assets                                                   $      1,284         $      2,638
                                                                                 ===============      ===============


                                      F17

Due to the level of taxable income generated by operations in the fiscal year ended January 31, 2000 and the sale of NAC, utilization of the deferred tax benefit at January 31, 2000 is considered to be more likely than not, and therefore, a valuation reserve is not required.

The Company believes that based on a number of factors, including the nature of the temporary differences, the timing of their utilization and the level of tax operating losses, realization of deferred tax assets at January 31, 1999 was not considered to be more likely than not, and, therefore, a valuation allowance was provided.


11. Employee Benefits Plan

API maintains a defined contribution savings plan, qualified under Section 401(k) of the Internal Revenue Code, that covers substantially all of its full-time employees. The savings plan allows employees to defer up to 15 percent of their salary, with the Company partially matching employee contributions. Employees vest in the Company contribution ratably over three years. The Company expensed $102, $99 and $48 in the years ended January 31, 2000, 1999 and 1998, respectively, related to the savings plan.


12.  Net Income (Loss) per Common Share

The following sets forth the denominator used in the computation of basic earnings per share and earnings per share - assuming dilution.


                                                                                Years ended January 31,
                                                                         2000             1999             1998
                                                                    ---------------  ---------------   --------------
   Denominator for basic net income (loss) per common share -
     weighted average shares                                            8,908,756       8,972,953         8,432,234

   Effect of dilutive warrants and employee stock options                  96,921               -           266,166
                                                                    ---------------  ---------------   --------------

   Denominator for net income (loss) per common share -
     assuming dilution - adjusted weighted average shares
     and assumed conversions                                            9,005,677       8,972,953         8,698,400
                                                                    ===============  ===============   ==============


For the year ended January 31, 1999, the denominator used in the calculation of net loss per common share from continuing operations - assuming dilution was the same as the denominator used for basic loss per common share because the effect of warrants and options would have been antidilutive.

Stock options to purchase shares of common stock at an exercise price of $5 and $6 per share for the year ended January 31, 1999 and at exercise prices ranging from $5 to $10 per share for the year ended January 31, 1998 were issued to employees during the respective fiscal years but were not included in the computation of net income (loss) per common share - assuming dilution because the exercise price of the options was greater than the average market price of the common stock during the applicable period and, therefore, the effect would have been antidilutive.


                                      F18

13. Commitments and Contingencies

Commitments

The Company leases certain warehouse facilities, equipment and office space. Certain of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain lease agreements also contain escalation clauses that are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of January 31, 2000 are as follows:

                  Fiscal year 2001                   $      469
                  Fiscal year 2002                          468
                  Fiscal year 2003                          464
                  Fiscal year 2004                          435
                  Fiscal year 2005                          410
                  Thereafter                              3,429
                                                     ----------
                                                     $    5,675
                                                     ==========


Rental expense under noncancelable operating leases amounted to $515, $467, and $300 for the years ended January 31, 2000, 1999, and 1998, respectively.

Contingencies

In the ordinary course of business, the Company is subject to many levels of governmental inquiry and investigation. Among the agencies that oversee the Company's business activities are the Federal Aviation Administration, the Department of Transportation and the Environmental Protection Agency. The Company does not anticipate that any action as a result of such inquiries and investigations would have a material adverse affect on its consolidated financial position, results of operations or its ability to conduct business. In the normal conduct of its business, the Company also is involved in various claims and lawsuits, none of which, in the opinion of the Company's management, will have a material adverse impact on the Company's consolidated financial position. The Company maintains what it believes is adequate liability insurance to protect it from such claims. However, depending on the amount and timing, unfavorable resolution of any of these matters could have a material effect on the Company's consolidated financial position, results of operations or cash flows in a particular period.




                                      F19

Schedule II - Valuation and Qualifying Accounts


           First Aviation Services Inc. and Consolidated Subsidiaries
                             (amounts in thousands)


                                           Balance at                                 Balance as
                                           beginning                                   of end of
                                           of period     Additions      Deductions      period
                                         ------------- -------------- -------------- -------------
Description:

Year ended January 31, 1998
    Allowance for doubtful accounts        $    -             -              -         $     -
Year ended January 31, 1999
    Allowance for doubtful accounts        $    -           425            113 (a)     $   312
Year ended January 31, 2000
    Allowance for doubtful accounts        $  312           597             89 (a)     $   820


Year ended January 31, 1998
   Slow moving and obsolete inventory      $    -            18              -         $    18
Year ended January 31, 1999
   Slow moving and obsolete inventory      $   18           286              -         $   304
Year ended January 31, 2000
   Slow moving and obsolete inventory      $  304           155             45 (b)     $   414



(a)      Write off of uncollectible accounts.
(b)      Write off of excess and obsolete inventory.



                                       F20