Form 10-Q
period 2000-04-30
FIRST AVIATION SERVICES INC
filed 2000-06-14
CIK 1025743

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

                  For the quarterly period ended April 30, 2000
                                                 --------------

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

The number of shares outstanding of the registrant's common stock as of June 6, 2000 is 7,680,481 shares.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------




                          First Aviation Services Inc.

                      Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                                   April 30,         January 31,
                                                                                      2000               2000
                                                                                  -------------    -----------------
Assets                                                                            (unaudited)
Current assets:
   Cash and cash equivalents                                                        $   41,393       $   50,104
   Trade receivables, net of allowance for
    doubtful accounts of $838 and $820, respectively                                    15,157           13,810
   Inventory, net of allowance for obsolete and
    slow moving inventory of $409 and $414, respectively                                17,728           14,142
   Prepaid expenses, deferred income taxes and other                                     2,830            2,582
                                                                                  -------------    -----------------
Total current assets                                                                    77,108           80,638
Plant and equipment, net                                                                 5,384            3,980
Goodwill, net                                                                            1,758            1,774
                                                                                  -------------    -----------------
                                                                                    $   84,250       $   86,392
                                                                                  =============    =================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                 $   14,873       $    8,264
   Accrued compensation and related expenses                                             2,774            3,156
   Other accrued liabilities                                                             4,367            4,752
   Income taxes payable                                                                  1,606            6,858
   Current portion of obligations under capital leases                                     257              163
                                                                                  -------------    -----------------
Total current liabilities                                                               23,877           23,193

   Revolving line of credit                                                              7,200            7,900
   Minority interest                                                                     1,041            1,041
   Obligations under capital leases                                                        344              115
                                                                                  -------------    -----------------
Total liabilities                                                                       32,462           32,249
Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares
   authorized, 7,680,481 and 8,133,997 shares outstanding, respectively                     91               91
   Additional paid-in capital                                                           38,643           38,615
   Retained earnings                                                                    21,190           21,306
                                                                                  -------------    -----------------
                                                                                        59,924           60,012
                                                                                  -------------    -----------------
   Less:  Treasury stock, at cost                                                       (8,136)          (5,869)
                                                                                  -------------    -----------------
Total stockholders' equity                                                              51,788           54,143
                                                                                  -------------    -----------------
                                                                                    $   84,250       $   86,392
                                                                                  =============    =================

See accompanying notes.

                          First Aviation Services Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                                 Three months ended
                                                                                      April 30,
                                                                              2000               1999
                                                                          -------------    -----------------
Net sales                                                                    $  21,818        $   18,034
Cost of sales                                                                   17,575            14,461
                                                                          -------------    -----------------
Gross profit                                                                     4,243             3,573
Selling, general and administrative expenses                                     4,014             3,250
E-commerce initiative                                                              195                 -
Corporate expenses                                                                 747               614
                                                                          -------------    -----------------
Loss from operations                                                              (713)             (291)
Net interest income (expense)                                                      530              (142)
Minority interest in subsidiary                                                    (10)              (12)
                                                                          -------------    -----------------
Loss before benefit for income taxes                                              (193)             (445)
Benefit for income taxes                                                            77                45
                                                                          -------------    -----------------
Net loss from continuing operations                                               (116)             (400)
Net income from discontinued operation, net of
 provision for income taxes of $192                                                  -             1,727
                                                                          -------------    -----------------
Net income (loss)                                                            $    (116)       $    1,327
                                                                          =============    =================
Basic net income per common share:
Basic net loss from continuing operations per common share                   $   (0.01)       $   (0.04)
Basic net income from discontinued operation per common share                      -               0.19
                                                                          -------------    -----------------
Basic net income per common share                                            $   (0.01)       $    0.15
                                                                          =============    =================
Shares used in the calculation of basic net
 income per common share                                                     7,987,897        9,001,906
                                                                          =============    =================
Net income per common share - assuming dilution:
Net loss from continuing operations per
 common share - assuming dilution                                            $   (0.01)       $   (0.04)
Net income from discontinued operation per
 common share - assuming dilution                                                    -             0.19
                                                                          -------------    -----------------
Net income per common share - assuming dilution                              $   (0.01)       $    0.15
                                                                          =============    =================
Shares used in the calculation of net income per
 common share - assuming dilution                                            7,987,897        9,001,906
                                                                          =============    =================



See accompanying notes.

                          First Aviation Services Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                                       Three months ended
                                                                                            April 30,
                                                                                    2000               1999
                                                                                -------------    -----------------
Cash flows from operating activities
Net loss from continuing operations                                                $    (116)       $     (400)
Adjustments to reconcile net income to net
 cash used in operating activities:
   Depreciation and amortization                                                         256               199
Changes in assets and liabilities:
   Trade receivables                                                                  (1,347)           (1,169)
   Inventories                                                                        (3,586)              363
   Prepaid expenses, deferred income taxes and other assets                             (248)             (105)
   Accounts payable                                                                    6,609             2,715
   Accrued compensation and related expenses, and other accrued liabilities             (451)              254
   Income taxes payable                                                                  (77)              (45)
                                                                                -------------    -----------------
Net cash provided by operating activities of continuing operations                     1,040             1,812
Net cash used in operating activities of discontinued operation                       (5,491)             (420)
                                                                                -------------    -----------------
Net cash provided by (used in) operating activities                                   (4,451)            1,392

Cash flows from investing activities
Purchases of plant and equipment of continuing operations                             (1,329)             (388)
Purchases of plant and equipment of discontinued operation                                 -            (1,508)
                                                                                -------------    -----------------
Net cash used in investing activities                                                 (1,329)           (1,896)

Cash flows from financing activities
Net borrowings (repayments) on revolving lines of credit                                (700)              698
Repurchases of common stock for treasury                                              (2,267)                -
Incurrence of (principal payments on) capital lease obligations                            8               (33)
Other                                                                                     28                 -
                                                                                -------------    -----------------
Net cash provided by (used in) financing activities
of continuing operations                                                              (2,931)              665
                                                                                -------------    -----------------
Net increase (decrease) in cash and cash equivalents                                  (8,711)              161
Cash and cash equivalents at beginning of period                                      50,104               149
                                                                                -------------    -----------------
Cash and cash equivalents at end of period                                         $  41,393        $      310
                                                                                =============    =================
Supplemental cash flow disclosures:
   Interest paid                                                                   $     171        $      191
                                                                                =============    =================
   Income taxes paid (discontinued operation)                                      $   5,175        $       90
                                                                                =============    =================
   Acquisition of equipment through capital lease obligation                       $     315        $        -
                                                                                =============    =================

See accompanying notes.

                          First Aviation Services Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                 April 30, 2000

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International Inc. ("API"), Aircraft Products International Ltd. and AeroV Inc. ("AeroV") (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company, through API, is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of third party logistics and inventory management services to the aerospace industry. Customers of the Company include passenger and cargo airlines, fleet operators, fixed base operators, certified repair facilities and military services. AeroV is the Company's E-commerce business-to-business initiative that is under development. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending January 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2000. As described in Note 5, on November 1, 1999 the Company consummated the sale of the stock of its former wholly owned subsidiary, National Airmotive Corporation ("NAC"). Accordingly, NAC has been accounted for as a discontinued operation and the prior year results of its operations and cash flows have been reported separately in the accompanying condensed consolidated financial statements.

2.  Earnings (Loss) per Common Share and Treasury Stock

For the three months ended April 30, 2000 and 1999, respectively, the denominator used in the calculation of net loss per common share from continuing operations - assuming dilution was the same as basic loss per share because the effect of warrants and options would have been antidilutive.

During the three months ended April 30, 2000 The Company purchased a 458,818 share block of its common stock for $2,267.

3.  Revolving Line of Credit

On March 30, 2000, API entered into a new $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants on API, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility. Borrowings under the facility are guaranteed by First Aviation. The agreement expires May 1, 2001. As a result of the new long-term agreement, borrowings under API's previous line of credit were reclassified to long term as of January 31, 2000. In accordance with the terms and conditions of an existing advisory agreement the Company paid a fee to First Equity Development Inc., a related party, of $90 for services provided in connection with the completion of the new financing. The amount of the fee was expensed in the quarter.

4. Software Development

The Company accounts for software development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". During the three months ended April 30, 2000 the Company capitalized approximately $500 of software development costs incurred in connection with the Company's E-commerce initiative. These costs have been included in plant and equipment in the accompanying condensed consolidated balance sheets. The Company will begin amortizing these costs over an expected three year period beginning later in the year ended January 31, 2000 in accordance with the SOP.

5.  Sale of NAC

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

Pursuant to the Agreement, Rolls-Royce North America, Inc. acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax liabilities, debt, amounts due to parent (First Aviation) and any contingent liabilities resulting from the Company's liquidation of its former defined benefit plan. The sales price may be increased or decreased by an amount not to exceed $3 million based upon the change in net assets, as defined in the Agreement, from a target amount to October 31, 1999, the day immediately preceding the closing date. The amount of the adjustment, currently estimated to be approximately $2.1 million, will be finalized during the year ended January 31, 2001. It has been included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Summarized results of operations information for NAC is as follows.


                                                               For the three
                                                               months ended
                                                              April 30, 1999
                                                           --------------------
                Net sales                                      $     28,019
                                                           ====================
                Earnings before interest & taxes                      2,286
                Net interest expense                                    367
                                                           --------------------
                Earnings before income taxes                          1,919
                Net income                                     $      1,727
                                                           ====================


Pursuant to the terms and conditions of the Agreement, the Company is subject to certain indemnification provisions resulting from the sale. The Company believes that none of the indemnification provisions will lead to a claim that would have a material adverse impact upon the Company. However, depending on the amount and timing, unfavorable resolution of any of these potential claims could have a material effect on the Company's consolidated financial position, results of operations or cash flows in a particular period.

During the year ended January 31, 2000 the Company accrued for certain costs related to the sale of NAC. During the three months ended April 30, 2000, $316 was charged against the accruals, for compensation and other expenses. In addition, income tax liabilities that arose as a result of the sale were paid.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources
---------------------------------------------------------------------

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.
---------------------------------------------------------------------------

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts from its principal suppliers on a timely basis, market conditions, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors discussed in this Quarterly Report on Form 10-Q.

General

The Company is a worldwide leader in supplying aircraft parts and components to the aviation industry worldwide, as well as providing the aerospace industry third party logistics and inventory management services. The Company is the fastest growing distributor and third party logistics provider in the aerospace industry.

The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut, 06880. Further information about the Company can be found on the worldwide web at www.firstaviation.com. The Company can be reached via e-mail at first@firstaviation.com.

In addition to the start up of Aero V, during the three months ended April 30, 2000 the Company also established API Asia Pacific Inc., a new sales and distribution center at the former Clark Air Force Base in the Philippines. Costs relating to the establishment and start up of this facility have been included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Net sales from this facility were not significant during the three months ended April 30, 2000.

On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. for $73 million, pursuant to the Agreement. As a result, NAC has been accounted for as a discontinued operation. All prior year amounts reported herein have been restated to reflect NAC as a discontinued operation.

Results of Operations

Net Sales

The Company's net sales consist of sales of parts and components, component overhaul services and provision of third party logistics and inventory management services. Net sales are recorded when spare parts and components are shipped or when logistics and management services have been provided.

Net sales for the three months ended April 30, 2000, increased $3.8 million, or 21.0%, to $21.8 million from $18.0 million for the three months ended April 30, 1999.

Net sales during the three months ended April 30, 2000 increased as compared to the prior year as a result of Canadian expansion, increased domestic market share and growth in the logistics services business. The Company's rate of growth continues as management has expected. Growth is continuing despite softness in the airline markets and aggressive pricing by competitors seeking to regain market share. The Company continues to expand, and invest in new product offerings as well as the logistics and inventory management businesses.

Cost of Sales

Cost of sales for the three months ended April 30, 2000 increased $3.1 million, or 21.5%, to $17.6 million from $14.5 million for the three months ended April 30, 1999. As a percentage of net sales, cost of sales increased to 80.6% compared to 80.2% for the three months ended April 30, 1999.

Gross Profit

Gross profit for the three months ended April 30, 2000 increased $0.7 million, or 18.8%, to $4.2 million from $3.6 million for the three months ended April 30, 1999. Gross profit as a percentage of net sales decreased to 19.4% from 19.8% as a result of changes in the mix of products sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 30, 2000 increased $0.8 million, or 23.5%, to $4.0 million from $3.3 million for the three months ended April 30, 1999. The increase is attributable to the growth in net sales and gross profit, and expenses incurred in connection with the start up of the Company's Asia Pacific and planned European operations.

E-Commerce Initiative

The E-commerce initiative expenses for the three months ended April 30, 2000 were $0.2 million, and related to the start up of AeroV.

Corporate Expenses

Corporate expenses incurred during the three months ended April 30, 2000 increased $0.1 million to $0.7 million compared to $0.6 million for the three months ended April 30, 1999. The increase is proportional to the growth of the Company.

Net Interest Income (Expense) and Minority Interest in Subsidiary

Net interest income (expense) and other expenses for the three months ended April 30, 2000 increased $0.7 million, to net income of $0.5 million from a net expense of $0.2 million for the three months ended April 30, 1999. The increase was attributable to interest earned on cash balances during the three months ended April 30, 2000. No interest income was earned during the three months ended April 30, 1999.

Benefit for Income Taxes

The effective tax rate on continuing operations for the three months ended April 30, 2000 was 40%. Management estimates that the Company's effective income tax rate on continuing operations for the fiscal year ended January 31, 2001 will approximate 40%. The Company's effective income tax rate on continuing operations for the three months ended April 30, 1999 was approximately 10%. The Company's effective tax rate for the prior fiscal year was less than statutory rates due to benefits that the Company derived from the implementation of certain tax planning strategies.

Net Loss from Continuing Operations

For the three months ended April 30, 2000, the Company incurred a net loss from continuing operations of approximately $0.1 million. This compares to a net loss from continuing operations of $0.4 million for the comparable period of the prior year. The decrease in the net loss is due principally to interest income earned, offset by start up expenses incurred in connection with the Company's international expansions and e-commerce initiative.

Income from Discontinued Operation

Net income for the three months ended April 30, 1999 from the discontinued operation was $1.7 million. No income was earned during the three months ended April 30, 2000 due to the sale of NAC in the last quarter of the prior fiscal year.

Net Income

The Company incurred a loss of $0.1 million for the three months ended April 30, 2000, as compared to net income of $1.3 million for the three months ended April 30, 1999. The decrease was due to the reasons described above.

Liquidity and Capital Resources

The Company's liquidity requirements arise principally from its working capital needs, which have increased due to growth and expansion. In addition, the Company has liquidity requirements to fund capital expenditures. The Company's growth in working capital is funded principally through the expansion of trade payables. The Company also funds its requirements with a combination of cash on hand, cash flows from operations and from borrowings.

The Company's cash provided by operating activities of continuing operations for the three months ended April 30, 2000 was $1.0 million, compared to cash provided of $1.8 million for the three months ended April 30, 1999. The decrease in cash provided by operating activities during the three months ended April 30, 2000 compared to the comparable period of the prior year was due principally to an inventory build up as a result of new product lines and international expansions. Cash used in investing activities of continuing operations during these same periods was $1.3 million and $0.3 million, respectively. Cash used in financing activities during the three months ended April 30, 2000 was $2.9 million, compared to cash provided of $0.7 million for the three months ended April 30, 1999. Cash used in financing activities during the three months ended April 30, 2000 included approximately $2.3 million used to repurchase shares of the Company's common stock.

In a series of authorizations, the Company's Board of Directors established a stock repurchase program of up to 1,660,000 shares of the Company's common stock. Repurchases may be made from time-to-time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been given for the completion of the program. Through January 31, 2000 the Company had repurchased a total of 1,000,000 shares of its common stock at an aggregate cost of approximately $5.9 million, or $5.87 per share. On March 24, 2000, the Company purchased an additional 458,818 share block of its common stock for approximately $2.3 million, or $4.94 per share. After this transaction, repurchases under the program totaled 1,458,818 shares at an aggregate cost of approximately $8.1 million, or approximately $5.58 per share. Approximately 200,000 shares still may be repurchased under this program.

The Board of Directors of the Company has authorized an investment of up to $2.0 million in AeroV, the Company's E-commerce initiative. This authorization is in addition to the technology enhancements being undertaken at API. The Company expects that the investment will be completed during the year ended
January 31, 2001

The Company invests its cash and cash equivalents in certificates of deposit and commercial paper with maturities when purchased of three months or less.

The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on its common stock. The Company's current credit facility prohibits the payment of cash dividends to First Aviation, except with the lender's consent, and contain other covenants and restrictions. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it and restrictions, if any, under any future debt obligations, as well as other factors that the Board of Directors deems relevant.

On March 30, 2000, API entered into a new $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants on API, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility. Borrowings under the facility are guaranteed by First Aviation. The agreement expires May 1, 2001. Borrowings under this facility totaled approximately $7.2 million at April 30, 2000.

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

On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with cash on hand and borrowings available under the existing line of credit, will be sufficient to meet its current and anticipated cash operating requirements for the foreseeable future, including scheduled interest and principal payments, capital expenditures, minority interest requirements and working capital needs. In addition, the Company may use its cash on hand to pursue potential acquisitions.

Year 2000

In prior years the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999 the Company completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change. Costs in connection with remediation of its systems were not significant. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or services of third parties. The company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

NONE.

Item 2. Changes in Securities
-----------------------------

NONE

Item 3. Defaults Upon Senior Securities
---------------------------------------

NONE

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on June 6, 2000, the following proposals were adopted by the margins indicated.

         (1) To elect two directors for a three-year term to expire at the Annual Meeting of Shareholders in the year 2003.


                                            Votes For           Votes Withheld
                                            ---------           --------------
                  Joshua S. Friedman        6,219,377              1,039
                  Aaron P. Hollander        6,219,377              1,039


              Michael C. Culver, Robert L. Kirk, John A. Marsalisi and Charles B. Ryan continued to serve as directors of the Company after the annual meeting of shareholders.

         (2) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended January 31, 2001.

                          Votes For         Votes Against      Votes Abstained
                          ---------         -------------      ---------------
                          6,220,316              100                 -0-


Item 5. Other Information
-------------------------

NONE.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits.

Exhibit
Number            Description of Exhibit
-------           ----------------------
27.1              Financial Data Schedule
27.2              Restated Financial Data Schedule

(b) Reports on Form 8-K.

NONE.

                            [Signature page follows]

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


                                     First Aviation Services Inc.
                                     ----------------------------
                                                 (Registrant)



Date: June 14, 2000                     /s/ Michael C. Culver
                                     ------------------------
                                     Michael C. Culver,
                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)


Date: June 14, 2000                     /s/ John A. Marsalisi
                                     ------------------------
                                     John A. Marsalisi,
                                     Vice President, Secretary, Director and
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)