Form 10-Q
period 2000-07-31
FIRST AVIATION SERVICES INC
filed 2000-09-14
CIK 1025743

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

                  For the quarterly period ended July 31, 2000
                                                 -------------

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

                  --------------------------------------------------------------
                       (Former name, former address and formal fiscal year,
                               if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__



The number of shares outstanding of the registrant's common stock as of September 8, 2000 is 7,686,210 shares.

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information

Item 1.  Financial Statements  (Unaudited):

         Condensed Consolidated Balance Sheets....................................................................3
         Condensed Consolidated Statements of Operations........................................................4-5
         Condensed Consolidated Statements of Cash Flows..........................................................6
         Notes to 2000 Condensed Consolidated Financial Statements..............................................7-9

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and
         Liquidity and Capital Resources......................................................................10-14


                   Part II - Other Information and Signatures

Other Information and Signatures..............................................................................15-16

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                          First Aviation Services Inc.

                      Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                July 31,           January 31,
                                                                                  2000                2000
                                                                            -----------------    ----------------
Assets                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                                  $   34,377           $   50,104
   Trade receivables, net of allowance for doubtful accounts of
     $883 and $820, respectively                                                  15,963               13,810
   Inventory, net of allowance for obsolete and slow moving inventory
     of $407 and $414, respectively                                               20,599               14,142
   Prepaid expenses, deferred income taxes and other                               3,344                2,582
                                                                            -----------------    ----------------
Total current assets                                                              74,283               80,638

Plant and equipment, net                                                           6,392                3,980
Goodwill, net                                                                      1,741                1,774
                                                                            -----------------    ----------------
                                                                              $   82,416           $   86,392
                                                                            =================    ================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                           $   13,265           $    8,264
   Accrued compensation and related expenses                                         802                3,156
   Other accrued liabilities                                                       2,128                4,752
   Income taxes payable                                                            1,683                6,858
   Revolving line of credit and current portion of
     obligations under capital leases                                             11,758                  163
                                                                            -----------------    ----------------
Total current liabilities                                                         29,636               23,193

   Revolving line of credit                                                            -                7,900
   Minority interest in subsidiary                                                 1,041                1,041
   Obligations under capital leases                                                  282                  115
                                                                            -----------------    ----------------
Total liabilities                                                                 30,959               32,249

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized,
     7,686,210 and 8,133,997 shares outstanding, respectively                         91                   91
   Additional paid-in capital                                                     38,673               38,615
   Retained earnings                                                              20,829               21,306
                                                                            -----------------    ----------------
                                                                                  59,593               60,012
                                                                            -----------------    ----------------

   Less:  Treasury stock, at cost                                                 (8,136)              (5,869)
                                                                            -----------------    ----------------
Total stockholders' equity                                                        51,457               54,143
                                                                            -----------------    ----------------

                                                                              $   82,416           $   86,392
                                                                            =================    ================

See accompanying notes.

                          First Aviation Services Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                                 Three months ended
                                                                                      July 31,
                                                                             2000                  1999
                                                                       -----------------     -----------------
Net sales                                                                 $   23,410            $   20,089
Cost of sales                                                                 18,685                16,408
                                                                       -----------------     -----------------

Gross profit                                                                   4,725                 3,681
Selling, general and administrative expenses                                   4,414                 3,348
E-commerce initiative                                                            441                     -
Corporate expenses                                                               829                   567
                                                                       -----------------     -----------------

Loss from operations                                                            (959)                 (234)
Net interest income (expense) and other                                          367                  (154)
Minority interest in subsidiary                                                  (11)                  (12)
                                                                       -----------------     -----------------

Loss before benefit for income taxes                                            (603)                 (400)
Benefit for income taxes                                                         241                   293
                                                                       -----------------     -----------------

Net loss from continuing operations                                             (362)                 (107)

Income from discontinued operation,
   net of provision for income taxes of $453                                       -                 1,553
                                                                       -----------------     -----------------

Net income (loss)                                                         $     (362)           $    1,446
                                                                       =================     =================


Basic net income per common share and net income per common share - assuming dilution:

Net loss from continuing operations per common share                      $    (0.05)           $    (0.01)
Net income from discontinued operation per common share                            -                  0.17
                                                                       -----------------     -----------------

Basic net income per common share and net income per common
   share - assuming dilution                                              $    (0.05)           $     0.16
                                                                       =================     =================

Shares used in the calculation of basic net income per common
   share and net income per common share - assuming dilution               7,682,082             9,007,652
                                                                       =================     =================


See accompanying notes.

                          First Aviation Services Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)



                                                                             Six months ended
                                                                                 July 31,
                                                                         2000                 1999
                                                                   -----------------    -----------------
Net sales                                                             $   45,228           $   38,122
Cost of sales                                                             36,260               30,869
                                                                   -----------------    -----------------

Gross profit                                                               8,968                7,253
Selling, general and administrative expenses                               8,428                6,576
E-commerce initiative                                                        636                    -
Corporate expenses                                                         1,576                1,202
                                                                   -----------------    -----------------

Loss from operations                                                      (1,672)                (525)
Net interest income (expense) and other                                      898                 (296)
Minority interest in subsidiary                                              (21)                 (24)
                                                                   -----------------    -----------------

Loss before benefit for income taxes                                        (795)                (845)
Benefit for income taxes                                                     318                  338
                                                                   -----------------    -----------------

Net loss from continuing operations                                   $     (477)          $     (507)

Income from discontinued operation,
   net of provision for income taxes of $645                                   -                3,281
                                                                   -----------------    -----------------

Net income (loss)                                                     $     (477)          $    2,774
                                                                   =================    =================


Basic net income per common share and net income per common share - assuming dilution:

Net loss from continuing operations per common share                  $    (0.06)          $    (0.05)
Net income from discontinued operation per common share                        -                 0.36
                                                                   -----------------    -----------------

Basic net income per common share and net income per common
   share - assuming dilution                                          $    (0.06)          $     0.31
                                                                   =================    =================

Shares used in the calculation of basic net income per common
   share and net income per common share - assuming dilution           7,833,311            9,004,821
                                                                   =================    =================


See accompanying notes.

                          First Aviation Services Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                          Six months ended
                                                                              July 31,

                                                                      2000                 1999
                                                                -----------------    -----------------
Cash flows from operating activities
Net loss from continuing operations                             $        (477)          $     (507)

Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization                                          581                  396
Changes in assets and liabilities:
   Trade receivables                                                   (2,153)              (3,134)
   Inventories                                                         (6,457)                (401)
   Prepaid expenses, deferred income taxes and other                     (762)                (283)
   Accounts payable                                                     5,001                5,138
   Accrued compensation and related expenses,
      and other accrued liabilities                                      (462)                 113
   Income taxes payable                                                     -                 (338)
                                                                -----------------    ----------------

Net cash provided by (used in) operating activities
   of continuing operations                                            (4,729)                 984
Net cash provided by (used in) operating activities
   of discontinued operation                                           (9,691)               3,761
                                                                -----------------    ----------------

Net cash provided by (used in) operating activities                   (14,420)               4,745

Cash flows from investing activities
Purchases of plant and equipment of continuing operations              (2,645)                (896)
Purchases of plant, equipment and other assets of
   discontinued operation                                                   -               (6,854)
                                                                -----------------    ----------------

Net cash used in investing activities                                  (2,645)              (7,750)

Cash flows from financing activities
Net borrowings on revolving line of credit                              3,600                3,138
Repurchases of common stock for treasury                               (2,267)                   -
Principal payments on capital lease obligations                           (53)                 (55)
Other                                                                      58                   61
                                                                -----------------    ----------------

Net cash provided by financing activities
   of continuing operations                                             1,338                3,144
                                                                -----------------    ----------------

Net increase (decrease) in cash and cash equivalents                  (15,727)                 139

Cash and cash equivalents at beginning of period                       50,104                  149

                                                                -----------------    ----------------
Cash and cash equivalents at end of period                      $      34,377           $      288
                                                                =================    ================

Supplemental cash flow disclosures:
   Interest paid                                                $         352           $      236
                                                                =================    ================
   Income taxes paid                                            $       5,175           $       92
                                                                =================    ================
   Acquisition of equipment through capital lease obligation    $         315           $        -
                                                                =================    ================

See accompanying notes.

                          First Aviation Services Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                  July 31, 2000

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International Inc. ("API"), Aircraft Products International Ltd., API Asia Pacific Inc. and AeroV Inc. ("AeroV") (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of third party logistics and inventory management services to the aerospace industry. Customers of the Company include passenger and cargo airlines, fleet operators, corporate aircraft operators, fixed base operators, certified repair facilities, governments and military services. AeroV is the Company's electronic procurement platform designed exclusively for the aerospace industry. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2000. As described in Note 5, on November 1, 1999 the Company consummated the sale of the stock of its former wholly owned subsidiary, National Airmotive Corporation ("NAC"). Accordingly, NAC has been accounted for as a discontinued operation and the prior year results of its operations and cash flows have been condensed and reported separately in the accompanying condensed consolidated financial statements.


2.  Earnings (Loss) per Common Share and Treasury Stock

For the three and six months ended July 31, 2000 and 1999, respectively, the denominator used in the calculation of net loss per common share from continuing operations - assuming dilution was the same as basic loss per share because the effect of warrants and options would have been antidilutive.

On March 24, 2000 the Company purchased a 458,818 share block of its common stock for $2,267.


3.  Revolving Line of Credit

On March 30, 2000, API entered into a $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants on API, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility. Borrowings under the facility are guaranteed by First Aviation. While the agreement will expire on May 1, 2001, the Company anticipates that it will be able to renew or replace the facility.

4.  Software Development

The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued in March 1998. During the three and six months ended July 31, 2000 the Company capitalized approximately $910 and $1,410 respectively, of software development costs incurred in connection with the Company's e-commerce initiative. These costs have been included in plant and equipment in the accompanying condensed consolidated balance sheets. The Company will amortize these costs in accordance with the SOP over an expected three-year period beginning later in the year ended January 31, 2001.


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

Pursuant to the Agreement, Rolls-Royce North America, Inc. acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax liabilities, debt, amounts due to parent (First Aviation) and any contingent liabilities resulting from the Company's liquidation of its former defined benefit plan. During the quarter ended July 31, 2000 the sales price was adjusted based upon the change in net assets, as defined in the Agreement, resulting in a decrease in the sales price of approximately $2.1 million. The amount paid had been accrued previously.

Summarized results of operations information for NAC are as follows.

                                                                        Three months           Six months
                                                                           ended                 ended
                                                                       July 31, 1999         July 31, 1999
                                                                      -----------------     -----------------
        Net sales                                                       $     28,801          $     56,821
                                                                        ============          ============

        Earnings before interest & taxes                                       2,446                 4,732
        Net interest expense                                                     440                   806
                                                                        ------------          ------------
        Earnings before income taxes                                           2,006                 3,926

        Net income                                                      $      1,553          $      3,281
                                                                        ============          ============

Pursuant to the Agreement, the Company remains subject to certain indemnification provisions resulting from the sale. The Company believes that none of the indemnification provisions will lead to a claim that would have a material adverse impact upon the Company. However, depending on the amount and timing, unfavorable resolution of any of these potential claims could have a material effect on the Company's consolidated financial position, results of operations or cash flows in a particular period.

During the year ended January 31, 2000 the Company accrued for certain costs related to the sale of NAC. During the three and six months ended July 31, 2000, $2,150 and $2,466, respectively, was charged against the accruals, for compensation and other expenses. At July 31, 2000 approximately $1.6 million of accruals remain relating to the sale of NAC. In addition, during the six months ended July 31, 2000 the Company paid approximately $5.2 million of income tax liabilities that arose as a result of the sale.

6.  Subsequent Event - Strategic Alliance with ARINC

During the six months ended July 31, 2000 the Company announced the formation of AeroV, the Company's electronic procurement platform designed to enable easy communication between the internet and airlines' legacy systems. On September 1, 2000, AeroV executed a Service Collaboration Agreement ("SCA"), a Stockholders Agreement and a Subscription Agreement with ARINC Incorporated ("ARINC") (collectively, the "Agreements"). Pursuant to the terms and conditions of the Agreements, ARINC will receive a total of 25% of the common stock of AeroV. Under the terms of the SCA, ARINC will provide certain services, including access to ARINC's network system, exclusively to AeroV for a period of three years, after which the agreement may be extended automatically for additional one-year periods. The SCA also specifies revenue sharing and operating activities.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts from its principal suppliers on a timely basis, market conditions, the ability to consummate suitable acquisitions, the ability to attract customers and users to its online marketplace systems, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors discussed in this Quarterly Report on Form 10-Q.


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

During the six months ended July 31, 2000 the Company formed AeroV and established API Asia Pacific Inc., a new sales and distribution center at the former Clark Air Force Base in the Philippines. Costs of the start-up of AeroV have been disclosed separately in the accompanying condensed consolidated statements of operations. Costs relating to the establishment, start up and operation of the Philippines facility have been included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Net sales for the three months ended July 31, 2000, increased $3.3 million, or 16.5%, to $23.4 million from $20.1 million for the three months ended July 31, 1999.

Net sales for the six months ended July 31, 2000 increased $7.1 million, or 18.6%, to $45.2 million from $38.1 million for the six months ended July 31, 1999.

Net sales during the three and six months ended July 31, 2000 increased compared to the prior year as a result of the Canadian expansion, increased domestic market share, and growth in the Company's repair and overhaul activities and logistics services business. Despite softness in the airline markets and aggressive pricing by competitors seeking to regain market share, the Company's growth has continued within management's expectation. The Company continues to expand geographically, and to invest in new product offerings as well as the logistics and inventory management businesses.

Cost of Sales

Cost of sales for the three months ended July 31, 2000 increased $2.3 million, or 13.9%, to $18.7 million from $16.4 million for the three months ended July 31, 1999. As a percentage of net sales, cost of sales decreased to 79.8% compared to 81.7% for the comparable period of the prior year.

Cost of sales for the six months ended July 31, 2000 increased $5.4 million, or 17.5%, to $36.3 million from $30.9 million for the six months ended July 31, 1999. As a percentage of net sales, cost of sales decreased to 80.2% compared to 81.0% for the comparable period of the prior year.

Gross Profit

Gross profit for the three months ended July 31, 2000 increased $1.0 million, or 28.4%, to $4.7 million from $3.7 million for the three months ended July 31, 1999. Gross profit as a percentage of net sales increased to 20.2% from 18.3% as a result of margin improvement in most products and services.

Gross profit for the six months ended July 31, 2000 increased $1.7 million, or 23.6%, to $9.0 million from $7.3 million for the six months ended July 31, 1999. Gross profit as a percentage of net sales increased to 19.8% from 19.0% as a result of margin improvement in most products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended July 31, 2000 increased $1.1 million, or 31.8%, to $4.4 million from $3.3 million for the three months ended July 31, 1999. The increase is attributable to the growth in net sales and gross profit, and expenses incurred in connection with the start up and operation of the Company's Asia Pacific location.

Selling, general and administrative expenses for the six months ended July 31, 2000 increased $1.8 million, or 28.2%, to $8.4 million from $6.6 million for the six months ended July 1999. The increase is attributable to the growth in net sales and gross profit, and expenses incurred in connection with the start up and operation of the Company's Asia Pacific location.

E-commerce Initiative

The e-commerce initiative expenses for the three and six months ended July 31, 2000 of $0.4 million and $0.6 million, respectively, relate to the start up of AeroV.

Corporate Expenses

Corporate expenses incurred during the three months ended July 31, 2000 increased $0.2 million to $0.8 million compared to $0.6 million for the three months ended July 31, 1999. The increase is due principally to legal fees incurred for litigation previously initiated by the Company for a copyright infringement suit and a suit involving insurance reimbursement.

Corporate expenses incurred during the six months ended July 31, 2000 increased $0.4 million to $1.6 million compared to $1.2 million for the six months ended July 31, 1999. The increase is due to the growth of the Company and the incurrence of legal fees, as explained in the preceding paragraph.

Net Interest Income (Expense) and Minority Interest in Subsidiary

Net interest income (expense) and other expenses for the three months ended July 31, 2000 increased $0.5 million to net income of $0.3 million from a net expense of $0.2 million for the three months ended July 31, 1999. The increase was attributable to interest earned on cash balances during the three months ended July 31, 2000. No interest income was earned during the three months ended July 31, 1999.

Net interest income (expense) and other expenses for the six months ended July 31, 2000 increased $1.2 million to net income of $0.9 million from a net expense of $0.3 million for the six months ended July 31, 1999. The increase was attributable to interest earned on cash balances during the six months ended July 31, 2000. No interest income was earned during the three months ended July 31, 1999.

Benefit for Income Taxes

The effective tax rate on continuing operations for both the three and six months ended July 31, 2000 was 40%. Management estimates that the Company's effective income tax rate on continuing operations for the year ended January 31, 2001 will approximate 40%. The Company's effective income tax rate on continuing operations for the three months ended July 31, 1999 was 73.3%. The high tax rate was due to the intraperiod allocation of income taxes between continuing operations and the discontinued operation. The Company's effective income tax rate on continuing operations for six months ended July 31, 1999 was 40%.

Net Loss from Continuing Operations

For the three months ended July 31, 2000, the Company incurred a net loss from continuing operations of approximately $0.4 million. This compares to a net loss from continuing operations of $0.1 million for the comparable period of the prior year. The increase in the net loss is due principally to start up and operational expenses incurred in connection with the Company's Asia Pacific expansion, its e-commerce initiative, and the incurrence of legal fees, partially offset by increased gross profit and interest income earned in the current fiscal year.

For both the six months ended July 31, 2000 and 1999, the Company incurred a net loss from continuing operations of approximately $0.5 million. Growth in sales and gross profit for the six months ended July 31, 2000, as well as interest income earned, were offset by the start-up expenses, e-commerce expenses and legal fees described in the preceding paragraph.

Income from Discontinued Operation

Net income for the three and six months ended July 31, 1999 from the discontinued operation was $1.6 million and $3.3 million, respectively. No income was earned during the three and six months ended July 31, 2000 due to the sale of NAC in the last quarter of the prior fiscal year.

Net Income

The Company incurred a loss of $0.4 million for the three months ended July 31, 2000, as compared to net income of $1.4 million for the three months ended July 31, 1999. The decrease was due to the reasons described in the section Net Loss From Continuing Operations.

The Company incurred a loss of $0.5 million for the six months ended July 31, 2000, as compared to net income of $2.8 million for the six months ended July 31, 1999. The decrease was due to the reasons described in the section Net Loss From Continuing Operations.

Liquidity and Capital Resources

The Company's liquidity requirements arise principally from its working capital needs, which have increased due to growth and expansion. In addition, the Company has liquidity requirements to fund capital expenditures. The Company funds its liquidity requirements with a combination of cash on hand, cash flows from operations and from borrowings. The Company is using cash management techniques to reduce its interest expense on borrowings.

The Company's cash used in operating activities of continuing operations for the six months ended July 31, 2000 was $4.7 million, compared to cash provided of $1.0 million for the six months ended July 31, 1999. The decrease in cash provided by operating activities during the six months ended July 31, 2000 compared to the comparable period of the prior year was due principally to an inventory build up as a result of new product lines and international expansion. Cash used in investing activities of continuing operations during these same periods was $2.6 million and $0.9 million, respectively. The increase in cash used for investing activities was due principally to investments made relating to the Company's international expansion and e-commerce initiative. Cash provided by financing activities during the six months ended July 31, 2000 was $1.3 million, compared to cash provided of $3.1 million for the six months ended July 31, 1999. Cash provided by financing activities during the six months ended July 31, 2000 included approximately $2.3 million used to repurchase shares of the Company's common stock.

During the six months ended July 31, 2000 the Company finalized the sales price of NAC, resulting in a payment of approximately $2.1 million to the purchaser. In addition, liabilities of approximately $2.5 million that related to the sale were paid. Both the sales price adjustment and the sale liabilities had been accrued previously. The Company also paid approximately $5.2 million in income tax payments related to the gain on the sale. At July 31, 2000 approximately $1.6 million of accruals remain relating to the sale of NAC.

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

The Board of Directors of the Company has authorized a cash investment of up to $2.8 million in AeroV, the Company's e-commerce initiative. The Company expects that the funds will be invested during the year ending January 31, 2001. This authorization is in addition to the technology enhancements being undertaken at API.

The Company invests its cash and cash equivalents in certificates of deposit and commercial paper with maturities when purchased of three months or less.

The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on its common stock. The Company's current credit facility prohibits the payment of cash dividends to First Aviation, except with the lender's consent, and contains other covenants and restrictions. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any future debt obligations, as well as other factors that the Board of Directors deems relevant.

On March 30, 2000, API entered into a $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants on API, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility. Borrowings under the facility are guaranteed by First Aviation. While the agreement will expire on May 1, 2001, the Company anticipates it will be able to renew or replace the facility. Borrowings under this facility totaled approximately $11.5 million at July 31, 2000.

In conjunction with the Company's acquisition of API, AMR Combs, Inc. ("AMR Combs") purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value, with dividends payable quarterly at $4.00 per share (the "Convertible Preferred Stock"). API has the right to redeem the Convertible Preferred Stock at any time. AMR Combs has the right to cause API to repurchase the Convertible Preferred Stock. The Company has, under certain circumstances, the ability to defer AMR Combs' ability to cause API to repurchase the Convertible Preferred Stock. The redemption price is equal to the fair market value of the Convertible Preferred Stock as determined by an independent appraisal.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

NONE.

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE.

Item 5. Other Information

NONE.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number                       Description of Exhibit
-------                      ----------------------

27.1              Financial Data Schedule

(b) Reports on Form 8-K.

     Form 8-K dated June 23, 2000 announcing the signing of a Memorandum of Understanding to form an e-commerce alliance between AeroV Inc. and ARINC. Also announced Federal Express as the alliance's transportation service.



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

                                 First Aviation Services Inc.
                                 ----------------------------
                                             (Registrant)



Date: September 14, 2000            /s/ Michael C. Culver
                                 -------------------------------------------
                                 Michael C. Culver,
                                 President, Chief Executive Officer and
                                 Director (Principal Executive Officer)


Date: September 14, 2000            /s/ John A. Marsalisi
                                 -------------------------------------------
                                 John A. Marsalisi,
                                 Vice President, Secretary, Director and
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)