Form 10-Q
period 2000-10-31
FIRST AVIATION SERVICES INC
filed 2000-12-15
CIK 1025743

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

                  For the quarterly period ended October 31, 2000
                                                 ----------------

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__



The number of shares outstanding of the registrant's common stock as of December 8, 2000 is 7,598,477 shares.

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


                   Part II - Other Information and Signatures

Other Information and Signatures..............................................................................15-16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          First Aviation Services Inc.

                      Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                              October 31,          January 31,
                                                                                  2000                2000
                                                                            -----------------    ----------------
                                                                              (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                  $   34,932           $   50,104
   Trade receivables, net of allowance for doubtful accounts of
      $844 and $820, respectively                                                 16,368               13,810
   Inventory, net of allowance for obsolete and slow moving inventory
      of $407 and $414, respectively                                              19,985               14,142
   Prepaid expenses, deferred income taxes and other                               3,886                2,582
                                                                            -----------------    ----------------
Total current assets                                                              75,171               80,638

Plant, equipment and capitalized software, net                                     6,170                3,980
Goodwill, net                                                                      1,725                1,774
                                                                            -----------------    ----------------
                                                                              $   83,066           $   86,392
                                                                            =================    ================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                           $   12,195           $    8,264
   Accrued compensation and related expenses                                       1,100                3,156
   Other accrued liabilities                                                       2,815                4,752
   Income taxes payable                                                            1,683                6,858
   Revolving line of credit and current portion of
      obligations under capital leases                                            11,764                  163
                                                                            -----------------    ----------------
Total current liabilities                                                         29,557               23,193
   Revolving line of credit                                                            -                7,900
   Minority interest in subsidiaries                                               1,170                1,041
   Obligations under capital leases                                                  214                  115
                                                                            -----------------    ----------------
Total liabilities                                                                 30,941               32,249

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized,
     7,689,277 and 8,133,997 shares outstanding, respectively                         91                   91
   Additional paid-in capital                                                     38,736               38,615
   Retained earnings                                                              21,442               21,306
                                                                            -----------------    ----------------
                                                                                  60,269               60,012
                                                                            -----------------    ----------------

   Less: Treasury stock, at cost                                                  (8,144)              (5,869)
                                                                            -----------------    ----------------
Total stockholders' equity                                                        52,125               54,143
                                                                            -----------------    ----------------
                                                                              $   83,066           $   86,392
                                                                            =================    ================


See accompanying notes.

                          First Aviation Services Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                                                            Three months ended
                                                                                               October 31,
                                                                                        2000                  1999
                                                                                  -----------------     -----------------
Net sales                                                                            $   25,628            $   21,053
Cost of sales                                                                            20,616                17,115
                                                                                  -----------------     -----------------

Gross profit                                                                              5,012                 3,938
Selling, general and administrative expenses                                              4,494                 3,422
E-commerce initiative                                                                       582                     -
Corporate expenses                                                                          876                   440
Non-recurring charge                                                                          -                   410
                                                                                  -----------------     -----------------

Loss from operations                                                                       (940)                 (334)
Net interest income (expense) and other                                                     321                  (152)
Minority interest in subsidiaries                                                            61                    (7)
                                                                                  -----------------     -----------------

Loss before benefit for income taxes                                                       (558)                 (493)
Benefit for income taxes                                                                    192                   197
                                                                                  -----------------     -----------------

Net loss from continuing operations                                                        (366)                 (296)

Income from discontinued operation, net of
   provision for income taxes of $- and $391, respectively                                  979                 1,890
                                                                                  -----------------     -----------------

Net income                                                                           $      613            $    1,594
                                                                                  =================     =================

Basic net income (loss) per common share and net income (loss) per common share - assuming dilution:

Net loss from continuing operations per common share                                 $    (0.05)           $    (0.03)
Net income from discontinued operation per common share                                    0.13                  0.21
                                                                                  -----------------     -----------------

Basic net income per common share and net income per common share
   - assuming dilution                                                               $     0.08            $     0.18
                                                                                  =================     =================

Shares used in the calculation of basic net income (loss) per common
   share and net income (loss) per common share - assuming dilution                   7,687,661             9,016,039
                                                                                  =================     =================

See accompanying notes.

                          First Aviation Services Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                                                             Nine months ended
                                                                                                October 31,
                                                                                         2000                 1999
                                                                                   -----------------    -----------------
Net sales                                                                             $   70,856           $   59,175
Cost of sales                                                                             56,876               47,984
                                                                                   -----------------    -----------------

Gross profit                                                                              13,980               11,191
Selling, general and administrative expenses                                              12,922               10,037
E-commerce initiative                                                                      1,218                    -
Corporate expenses                                                                         2,452                1,603
Non-recurring charge                                                                           -                  410
                                                                                   -----------------    -----------------

Loss from operations                                                                      (2,612)                (859)
Net interest income (expense) and other                                                    1,218                 (448)
Minority interest in subsidiaries                                                             40                  (31)
                                                                                   -----------------    -----------------

Loss before benefit for income taxes                                                      (1,354)              (1,338)
Benefit for income taxes                                                                     510                  535
                                                                                   -----------------    -----------------

Net loss from continuing operations                                                         (844)                (803)

Income from discontinued operation, net of
   provision for income taxes of $- and $1,036, respectively                                 979                5,170
                                                                                   -----------------    -----------------

Net income                                                                            $      135           $    4,367
                                                                                   =================    =================


Basic net income (loss) per common share and net income (loss) per common share - assuming dilution

Net loss from continuing operations per common share                                  $    (0.11)          $    (0.09)
Net income from discontinued operation per common share                                     0.13                 0.57
                                                                                   -----------------    -----------------

Basic net income per common share and net income per common share -
   assuming dilution                                                                  $     0.02           $     0.48
                                                                                   =================    =================

Shares used in the calculation of basic net income (loss) per common share
   and net income (loss) per common share - assuming dilution                          7,784,426            9,008,448
                                                                                   =================    =================

See accompanying notes.

                          First Aviation Services Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                          Nine months ended
                                                                                             October 31,
                                                                                      2000                 1999
                                                                                 ----------------     ----------------
Cash flows from operating activities
Net loss from continuing operations                                              $        (844)          $     (803)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization expense                                                 1,031                  618
   Deferred income tax provision                                                             -                  147
   Minority interest in subsidiaries                                                        72                    -
Changes in assets and liabilities:
   Trade receivables                                                                    (2,558)              (4,454)
   Inventories                                                                          (5,843)              (1,962)
   Prepaid expenses, deferred income taxes and other                                    (1,202)              (2,297)
   Accounts payable                                                                      3,931                8,320
   Accrued compensation and related expenses,
      and other accrued liabilities                                                        523                  868
   Accrued litigation                                                                        -               (2,319)
   Income taxes payable                                                                      -                  212
                                                                                 ----------------     ----------------

Net cash used in operating activities
   of continuing operations                                                             (4,890)              (1,670)
Net cash provided by (used in) operating activities
   of discontinued operation                                                            (8,712)               7,551
                                                                                 ----------------     ----------------

Net cash provided by (used in) operating activities                                    (13,602)               5,881

Cash flows from investing activities
Purchases of plant, equipment and capitalized software of
   continuing operations                                                                (2,857)              (1,468)
Purchases of plant, equipment and other assets of
   discontinued operation                                                                    -               (3,530)
                                                                                 ----------------     ----------------

Net cash used in investing activities                                                   (2,857)              (4,998)

Cash flows from financing activities
Net borrowings on revolving lines of credit                                              3,606                 (816)
Repurchases of common stock for treasury                                                (2,275)                   -
Principal payments on capital lease obligations                                           (121)                 (90)
Other                                                                                       77                   61
                                                                                 ----------------     ----------------

Net cash provided by (used in) financing activities
   of continuing operations                                                              1,287                 (845)
                                                                                 ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                                   (15,172)                  38

Cash and cash equivalents at beginning of period                                        50,104                  149

                                                                                 ----------------     ----------------
Cash and cash equivalents at end of period                                       $      34,932           $      187
                                                                                 ================     ================

Supplemental cash flow disclosures:
   Interest paid                                                                 $         402           $      415
                                                                                 ================     ================
   Income taxes paid, net of refunds received of $645                            $       4,530           $       90
                                                                                 ================     ================
   Acquisition of equipment through capital lease obligation                     $         315           $        -
                                                                                 ================     ================
   Issuance of common stock of subsidiary                                        $         245           $        -
                                                                                 ================     ================

See accompanying notes.

                          First Aviation Services Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                October 31, 2000

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International Inc. ("API"), Aircraft Products International Ltd., API Asia Pacific Inc. and AeroV Inc. ("AeroV") (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of third party logistics and inventory management services to the aerospace industry. Customers of the Company include passenger and cargo airlines, fleet operators, corporate aircraft operators, fixed base operators, certified repair facilities, governments and military services. AeroV is the Company's electronic procurement platform designed exclusively for the aerospace industry. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three and nine months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2000. As described in Note 5, on November 1, 1999 the Company consummated the sale of the stock of its former wholly owned subsidiary, National Airmotive Corporation ("NAC"). Accordingly, NAC has been accounted for as a discontinued operation and prior year results of its operations and cash flows have been condensed and reported separately in the accompanying condensed consolidated financial statements.

2.  Earnings (Loss) per Common Share and Treasury Stock

For the three and nine months ended October 31, 2000 and 1999, respectively, the denominator used in the calculation of net loss per common share from continuing operations - assuming dilution was the same as that of basic loss per share because the effect of warrants and options would have been antidilutive.

Under the stock repurchase program approved by the Company's Board of Directors in the prior year, the Company repurchased 459,318 shares of its common stock during the nine months ended October 31, 2000 for an aggregate total of approximately $2.3 million. Subsequent to October 31, 2000 the Company repurchased an additional 90,863 shares, principally in a private transaction, for approximately $0.4 million. All of the purchases were funded from cash on hand.

3.  Revolving Line of Credit

On March 30, 2000, API entered into a $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants on API, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility. Borrowings under the facility are guaranteed by First Aviation. The agreement will expire on May 1, 2001. The Company anticipates that it will be able to renew or replace this facility. Borrowings on this facility totaled $11.5 million at October 31, 2000.

4.  E-Commerce Initiative

During the nine months ended October 31, 2000 the Company announced the formation of AeroV. AeroV has designed an electronic procurement platform to enable easy communication between the Internet and the airlines' legacy systems. The Company accounts for its software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued in March 1998. During the nine months ended October 31, 2000 the Company capitalized approximately $1.4 million of software development costs incurred by AeroV to develop its procurement platform. These costs have been included in plant, equipment and capitalized software in the accompanying condensed consolidated balance sheets. During the three months ended October 31, 2000 the Company began amortizing these costs in accordance with the SOP.

On September 1, 2000 AeroV executed a Service Collaboration Agreement ("SCA"), a Stockholders Agreement and a Subscription Agreement with ARINC Incorporated ("ARINC") (collectively, the "Agreements"). Pursuant to the terms and conditions of the Agreements, ARINC will receive a total of 25% of the common stock of AeroV. Under the terms of the SCA, ARINC will provide certain services, including access to ARINC's network system, exclusively to AeroV for a period of three years, after which the agreement may be extended automatically for additional one-year periods. The SCA also specifies revenue sharing and operating activities. ARINC has the option of maintaining its equity interest by matching further contributions, if any, that are made by the Company.

The Company recorded approximately $0.2 million during the three months ended October 31, 2000 to recognize the specific value of the services to be provided to AeroV by ARINC. Other services provided could not specifically be valued. The transaction was recorded as an increase to prepaid expenses in the accompanying condensed consolidated balance sheet and as a credit principally to minority interest in subsidiaries. During the three months ended October 31, 2000 the Company recorded a credit of approximately $0.1 million in the accompanying condensed consolidated statements of operations to allocate a portion of the AeroV loss to the minority interest.

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

Pursuant to the Agreement, Rolls-Royce North America, Inc. acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax liabilities, debt, amounts due to parent (First Aviation) and any contingent liabilities resulting from the Company's liquidation of its former defined benefit plan. During the quarter ended July 31, 2000 the sales price was finalized, resulting in a decrease in the sales price of $2,050. The amount paid had been accrued previously.

Summarized results of operations information for NAC are as follows:

                                                                        Three months          Nine months
                                                                           ended                 ended
                                                                      October 31, 1999      October 31, 1999
                                                                      -----------------     -----------------
        Net sales                                                     $        28,579       $       85,400
                                                                      =================     =================

        Earnings before interest & taxes                                        2,726                7,457
        Net interest expense                                                      445                1,251
                                                                      -----------------     -----------------
        Earnings before income taxes                                            2,281                6,206

        Net income                                                    $         1,890       $        5,170
                                                                      =================     =================

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

During the year ended January 31, 2000 the Company accrued for certain costs related to the sale of NAC. During the three and nine months ended October 31, 2000, $- and $2,466, respectively, was charged against the accruals, for compensation and other expenses. At October 31, 2000 approximately $1.6 million of accruals remain relating to the sale of NAC. In addition, during the quarter ended April 30, 2000 the Company paid approximately $5.2 million of estimated income tax liabilities that arose as a result of the sale. During the three months ended October 31, 2000 the Company reported its actual income tax liabilities related to the sale. The difference between the estimated income tax liabilities and the actual income tax liabilities reported, an approximate $1.0 million credit, was recorded as net income from discontinued operation in the accompanying condensed consolidated statements of operations.

6.  New Accounting Announcement

In October 2000 the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs" ("Issue 00-10"), that requires fees billed to customers associated with shipping and handling to be classified as revenue and costs associated with shipping and handling to be classified either as cost of sales or as a part of selling, general and administrative expenses with a disclosure of such in the notes to the financial statements. Although Issue 00-10 has no impact on the Company's operating or net income, the Company will be required to reclassify shipping and handling fees billed to customers from selling, general and administrative expenses to net sales.

The Company is currently assessing the amount to be reclassified and disclosed, and will adopt Issue 00-10 during the three months ending January 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts from its principal suppliers on a timely basis, market conditions, the effects of increases in fuel costs on the Company's customers, aircraft operators and freight carriers utilized by the Company, the ability to consummate suitable acquisitions, the ability to attract customers and users to its online marketplace systems, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors discussed in this Quarterly Report on Form 10-Q.

General

The Company is a worldwide leader in supplying aircraft parts and components to the aviation industry worldwide, as well as providing the aerospace industry third party logistics and inventory management services. The Company is the fastest growing distributor and third party logistics provider in the aerospace industry.

The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut, 06880. Further information about the Company and its subsidiaries can be found on the worldwide web at www.firstaviation.com. The Company can be reached via e-mail at first@firstaviation.com.

During the nine months ended October 31, 2000 the Company formed AeroV and established API Asia Pacific Inc., a new sales and distribution center at the former Clark Air Force Base in the Philippines. Costs of the start-up of AeroV have been disclosed separately in the accompanying condensed consolidated statements of operations. Costs relating to the establishment, start up and operation of the Philippines facility have been included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. pursuant to the Agreement. As a result, NAC has been accounted for as a discontinued operation. All prior year amounts reported herein have been restated to reflect NAC as a discontinued operation.

Results of Operations

Net Sales

The Company's net sales consist of sales of parts and components, component overhaul services and provision of third party logistics and inventory management services. Net sales are recorded when parts, components and repaired items are shipped, or when logistics and management services have been provided.

Net sales for the three months ended October 31, 2000, increased $4.5 million, or 21.7%, to $25.6 million from $21.1 million for the three months ended October 31, 1999.

Net sales for the nine months ended October 31, 2000 increased $11.7, or 19.7%, to $70.9 from $59.2 million for the nine months ended October 31, 1999.

Net sales during the three and nine months ended October 31, 2000 increased compared to the prior year as a result of the commencement of full operations in Canada, increased domestic market share, and growth in the Company's repair and overhaul activities and logistics services business. The Company continues to expand geographically, and to invest in new product offerings as well as the logistics and inventory management businesses. The Company has grown at rates substantially higher than the rate of growth of the market. Although the growth of the market is expected to be negligible, the Company expects to continue to grow at rates in excess of 10% per year.

Cost of Sales

Cost of sales for the three months ended October 31, 2000 increased $3.5 million, or 20.5%, to $20.6 million from $17.1 million for the three months ended October 31, 1999. As a percentage of net sales, cost of sales decreased to 80.4% compared to 81.3% for the comparable period of the prior year.

Cost of sales for the nine months ended October 31, 2000 increased $8.9 million, or 18.5%, to $56.9 million from $48.0 million for the nine months ended October 31, 1999. As a percentage of net sales, cost of sales decreased to 80.3% compared to 81.1% for the comparable period of the prior year.

Gross Profit

Gross profit for the three months ended October 31, 2000 increased $1.1 million, or 27.3%, to $5.0 million from $3.9 million for the three months ended October 31, 1999. Gross profit as a percentage of net sales increased to 19.6% from 18.7% as a result of changes in product mix and margin improvement in most products and services.

Gross profit for the nine months ended October 31, 2000 increased $2.8 million, or 24.9%, to $14.0 million from $11.2 million for the nine months ended October 31, 1999. Gross profit as a percentage of net sales increased to 19.7% from 18.9% as a result of changes in product mix and margin improvement in most products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 31, 2000 increased $1.1 million, or 31.3%, to $4.5 million from $3.4 million for the three months ended October 31, 1999. The increase is attributable to the growth in net sales and gross profit, and expenses incurred in connection with the start up and operation of the Company's Asia Pacific location.

Selling, general and administrative expenses for the nine months ended October 31, 2000 increased $2.9 million, or 28.7%, to $12.9 million from $10.0 million for the nine months ended October 31, 1999. The increase is attributable to the growth in net sales and gross profit, and expenses incurred in connection with the start up and operation of the Company's Asia Pacific location.

E-commerce Initiative

The e-commerce initiative expenses for the three and nine months ended October 31, 2000 of $0.6 million and $1.2 million, respectively, relate to the start up of AeroV.

Corporate Expenses

Corporate expenses for the three months ended October 31, 2000 increased $0.4 million to $0.8 million from $0.4 million for the three months ended October 31, 1999. The increase is due principally to legal costs incurred for litigation previously initiated by the Company for a copyright infringement suit and a claim against Gulf Insurance Corporation ("Gulf"), the Company's former provider of Directors and Officers insurance, and the growth of the Company. The litigation with Gulf seeks reimbursement for costs incurred in the Company's successful defense against claims made by John F. Risko, a former officer and director.

Corporate expenses for the nine months ended October 31, 2000 increased $0.9 million to $2.5 million from $1.6 million for the nine months ended October 31, 1999. The increase is due to the incurrence of legal costs, as explained in the preceding paragraph, and the growth of the Company.

The Company expects to continue to incur legal costs through trial dates that are currently scheduled during the first half of the fiscal year ending January 31, 2002.

Non-Recurring Charge

During the three and nine months ended October 31, 1999 a pre-tax non-recurring charge of approximately $0.4 million was recorded to cover the estimated costs to settle certain litigation. The Company did not incur any non-recurring charges during the three and nine months ended October 31, 2000.

Net Interest Income (Expense) and Minority Interest in Subsidiaries

Net interest income (expense) and other expenses for the three months ended October 31, 2000 increased $0.5 million to net income of $0.3 million from a net expense of $0.2 million for the three months ended October 31, 1999. The increase was attributable to interest earned on cash balances during the three months ended October 31, 2000. No interest income was earned during the three months ended October 31, 1999. Minority interest in subsidiaries consists of a credit of approximately $0.1 million to allocate a portion of the AeroV loss to the minority interest, offset by dividend expense on the convertible preferred stock issued by API.

Net interest income (expense) and other expenses for the nine months ended October 31, 2000 increased $1.6 million to net income of $1.2 million from a net expense of $0.4 million for the nine months ended October 31, 1999. The increase was attributable to interest earned on cash balances during the nine months ended October 31, 2000. No interest income was earned during the three months ended October 31, 1999. Minority interest in subsidiaries consists of a credit of approximately $0.1 million to allocate a portion of the AeroV loss to the minority interest, offset by dividend expense on the convertible preferred stock issued by API.

Benefit for Income Taxes

The effective income tax rate on continuing operations for the three months ended October 31, 2000 was approximately 34%, compared to 40% for three months ended October 31, 1999. The difference between statutory income tax rates and the Company's effective income tax rate is due principally to differences in the recognition of minority interest for financial statement and for income tax purposes.

The effective income tax rate on continuing operations for the nine months ended October 31, 2000 was approximately 38%, compared to 40% for the nine months ended October 31, 1999. The difference between statutory income tax rates and the Company's effective income tax rate is due principally to differences in the recognition of minority interest for financial statement and for income tax purposes.

Net Loss from Continuing Operations

For the three months ended October 31, 2000, the Company incurred a net loss from continuing operations of approximately $0.4 million. This compares to a net loss from continuing operations of $0.3 million for the comparable period of the prior year. The increase in the net loss is due principally to start up and operational expenses incurred in the current fiscal year in connection with the Company's Asia Pacific expansion, its e-commerce initiative, and the incurrence of legal fees, partially offset by increased gross profit and interest income earned.

For both the nine months ended October 31, 2000 and 1999, the Company incurred a net loss from continuing operations of approximately $0.8 million. Growth in sales and gross profit for the nine months ended October 31, 2000, as well as interest income earned, were offset by the start-up expenses, e-commerce expenses and legal fees, as described in the preceding paragraph.

Net Income from Discontinued Operation

During the three and nine months ended October 31, 2000 net income from the discontinued operation was approximately $1.0 million. The income was due to income tax refunds recorded related to the discontinued operation. No other income was earned during the three and nine months ended October 31, 2000 due to the sale of NAC in the last quarter of the prior fiscal year. Net income for the three and nine months ended October 31, 1999 from the discontinued operation was $1.9 million and $5.2 million, respectively.

Net Income

The Company had net income of $0.6 million for the three months ended October 31, 2000 compared to net income of $1.6 million for the three months ended October 31, 1999. The decrease was due to the reasons described in the preceding sections. In addition, the net loss per share increased as a result of a decrease in the shares outstanding.

The Company had net income of $0.1 million for the nine months ended October 31, 2000 compared to net income of $4.4 million for the nine months ended October 31, 1999. The decrease was due to the reasons described in the preceding sections. In addition, the net loss per share increased as a result of a decrease in the shares outstanding.

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

The Company's cash used in operating activities of continuing operations for the nine months ended October 31, 2000 was $5.1 million, compared to cash used of $1.7 million for the nine months ended October 31, 1999. The decrease in cash provided by operating activities compared to the comparable period of the prior year was due principally to an inventory build up due to the Company's growth, the addition of new product lines and international expansion. Cash used in investing activities of continuing operations during these same periods was $2.9 million and $1.5 million, respectively. The increase in cash used for investing activities was due to investments made relating to the Company's international expansion and its e-commerce initiative. Cash provided by financing activities during the nine months ended October 31, 2000 was $1.5 million, compared to cash used of $0.8 million for the nine months ended October 31, 1999. Cash provided by financing activities during the nine months ended October 31, 2000 included approximately $2.3 million used to repurchase shares of the Company's common stock, offset by higher borrowings to support the working capital increase.

During the quarter ended July 31, 2000 the sales price of NAC was finalized, resulting in a decrease in the sales price of approximately $2.1 million. In addition, during the nine months ended October 31, 2000 liabilities of approximately $2.5 million that related to the sale were paid. Both the sales price adjustment and the liabilities relating to the sale had been accrued previously. At October 31, 2000 approximately $1.6 million of accruals remain relating to the sale of NAC. During the quarter ended April 30, 2000 the Company paid approximately $5.2 million of income tax that arose as a result of the sale. During the three months ended October 31, 2000 the Company reported its actual income tax liabilities related to the sale. The difference between the estimated income tax liabilities and the actual income tax liabilities reported, an approximate $1.0 million credit, was recorded as net income from discontinued operations in the accompanying condensed consolidated statements of operations. During the three months ended October 31, 2000 the Company received a tax refund of approximately $0.6 million. The balance of the credit has been accrued.

In a series of authorizations, the Company's Board of Directors established a stock repurchase program of up to 1,660,000 shares of the Company's common stock. Repurchases may be made from time-to-time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been given for the completion of the program. During the nine months ended October 31, 2000 the Company repurchased a total of 459,318 shares of its common stock at an aggregate cost of approximately $2.3 million, or $4.95 per share. After this transaction, repurchases under the program totaled 1,459,318 shares at an aggregate cost of approximately $8.1 million, or approximately $5.55 per share. Subsequent to October 31, 2000 the Company repurchased 90,863 shares, principally in a private transaction, at a cost of approximately $0.4 million or $4.75 per share. All of the purchases were funded from cash on hand. Approximately 110,000 shares still may be repurchased under this program.

The Board of Directors of the Company has authorized a cash investment of up to $2.8 million in AeroV, the Company's e-commerce initiative. The Company expects that the funds will be invested during the year ending January 31, 2001. This authorization is in addition to the technology enhancements being undertaken at API.

On September 1, 2000 AeroV executed a Service Collaboration Agreement ("SCA"), a Stockholders Agreement and a Subscription Agreement with ARINC Incorporated ("ARINC") (collectively, the "Agreements"). Pursuant to the terms and conditions of the Agreements, ARINC will receive a total of 25% of the common stock of AeroV. Under the terms of the SCA, ARINC will provide certain services, including access to ARINC's network system, exclusively to AeroV for a period of three years, after which the agreement may be extended automatically for additional one-year periods. The SCA also specifies revenue sharing and operating activities. ARINC has the option of maintaining its equity interest by matching further contributions, if any, that are made by the Company.

The Company invests its cash and cash equivalents in certificates of deposit and commercial paper with maturities when purchased of three months or less.

The Company has not declared or paid any cash dividends or distributions on its common stock since its inception. The Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on its common stock. API's current credit facility prohibits the payment of cash dividends to First Aviation, except with the lender's consent, and contains other covenants and restrictions. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any future debt obligations, as well as other factors that the Board of Directors deems relevant.

On March 30, 2000, API entered into a $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants on API, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility. Borrowings under the facility are guaranteed by First Aviation. The agreement will expire on May 1, 2001. The Company anticipates that it will be able to renew or replace the facility. Borrowings under this facility totaled $11.5 million at October 31, 2000.

In conjunction with the Company's acquisition of API, AMR Combs, Inc. ("AMR Combs") purchased 10,407 shares of API Series A Convertible Preferred Stock, $0.001 par value, with dividends payable quarterly at $4.00 per share (the "Convertible Preferred Stock"). API has the right to redeem the Convertible Preferred Stock at any time. AMR Combs has the right to cause API to repurchase the Convertible Preferred Stock. The Company has, under certain circumstances, the ability to defer AMR Combs' ability to cause API to repurchase the Convertible Preferred Stock. The redemption price is equal to the fair market value of the Convertible Preferred Stock as determined by an independent appraisal.

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

Item 5. Other Information

NONE.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number                       Description of Exhibit
------                       ----------------------
27.1                    Financial Data Schedule

(b) Reports on Form 8-K.

    Form 8-K dated November 30, 2000 announcing that Mr. Stanley J. Hill would be joining the Company's Board of Directors.

    Form 8-K dated December 6, 2000 announcing the Company's earnings for the three and nine months ended October 31, 2000.

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

                                    First Aviation Services Inc.
                                    ----------------------------
                                             (Registrant)



Date: December 15, 2000
                                    /s/ Michael C. Culver
                                    --------------------------------------------
                                    Michael C. Culver,
                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)



Date: December 15, 2000             /s/ John A. Marsalisi
                                    --------------------------------------------
                                    Vice President, Secretary, Director and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)