Form 10-K
period 2001-01-31
FIRST AVIATION SERVICES INC
filed 2001-05-01
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 X ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF --- 1934 (No Fee Required) For the year ended January 31, 2001

--- TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from__________ to__________

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
       None                                        None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days or for such short period that the registrant was subject to such filing requirements. Yes X No
                 ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates as of April 16, 2001 was approximately $14,479,806

The number of shares outstanding of the registrant's common stock as of April 16, 2001 was 7,184,704 shares.

                      Documents incorporated by reference:
  First Aviation's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference into Part III hereof

                                     PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act 1995.

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts from its principal suppliers on a timely basis, market and economic conditions, the effects of increases in fuel costs on the Company's customers, aircraft operators and freight carriers utilized by the Company, the ability to consummate suitable acquisitions and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors discussed in this Annual Report on Form 10-K.

Item 1.  Business
-----------------

General

     First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aircraft Products International Ltd. ("API Ltd."), and API Asia Pacific Inc. (API Asia Pacific"), and its majority-owned subsidiary, Aerospace Products International Inc. ("API"), (collectively, the "Company") is a leader in distributing aircraft parts and components to the aviation industry worldwide. The Company distributes the products of over 150 parts and component manufacturers and suppliers, and provides the aerospace industry third party logistics and inventory management services. The Company also offers brake and starter generator overhaul services, and is a Federal Aviation Administration ("FAA") authorized hose assembly facility.

     The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut, 06880. Further information about the Company can be found on the worldwide web at www.firstaviation.com, or www.apiparts.com. The Company can be reached via e-mail at first@firstaviation.com. The Chairman of the Board of Directors is Aaron P. Hollander. The executive officers of the Company are Michael C. Culver, Gerald E. Schlesinger and John A. Marsalisi.

Industry Overview

     The Company believes that the current annual worldwide market for new and used parts, components and consumable supplies for aircraft and engines is approximately $50.0 billion, of which $2.5 billion is supplied to the general aviation sector in which the Company operates. The general aviation sector of this market includes passenger and cargo airlines, fleet and corporate aircraft operators, certified repair facilities, governments and military services, and fixed base operators ("FBOs"), business aviation, helicopter and recreational operators. The aviation parts, components and consumable supplies market is highly-fragmented with a limited number of large, well-capitalized companies, including original equipment manufacturers and suppliers, selling a broad range of parts and components, and numerous smaller competitors serving niche markets.

     Aviation Parts Sales and Logistics. The Company distributes the products of more than 150 manufacturers and suppliers, constituting approximately 80,000 new and factory reconditioned parts and components that are sold to professional aircraft maintenance organizations, aircraft operators, including fleet operators and airlines, and FBOs. The parts and components distributed by the Company are approved by the FAA and are acquired from small, specialized manufacturers as well as major original equipment manufacturers such as Goodyear Tire and Rubber, Michelin Aircraft Tire, Federal Mogul, B.F. Goodrich Aerospace, General Electric Lighting, Scott Aviation, Textron Lycoming, Teledyne Continental Motors, Parker Hannifin, Marathon Power Technologies, Barry Controls, The New Piper Aircraft, Inc. and Cessna Aircraft Company. Most of these manufacturers and suppliers are committed to servicing aftermarket customers solely through wholesale distributors such as API. Distributors add value to commonly available products by offering immediate availability, broad product lines, technical assistance and other value added services, such as logistics and inventory management services. API does not have any long-term agreements or commitments from the original equipment manufacturers or other suppliers from whom it purchases parts, and is dependent upon these manufacturers for access to parts for resale.

     Competition. Competition in the parts and components distribution market is generally based on availability of product, service, price and quality, including parts traceability. API's major competitors include Aviall, Inc., AAR Corporation, Raytheon Aircraft, Cessna Aircraft Company and Satair A/S. There also is substantial competition, both domestically and overseas, from companies who focus on regional/niche markets, or on market segments of secondary interest.

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

Principal Suppliers

     API purchases the products that it distributes from more than 150 manufacturers and suppliers. API has five suppliers from whom approximately 49% and 45% of its total purchases were made during the years ended January 31, 2001 and 2000, respectively.

Sales and Marketing

     Parts, Components and Consumable Supplies Distribution. New and serviceable parts, supplies and components are sold to professional aircraft maintenance organizations, aircraft operators, including fleet operators and airlines, and FBOs. The Company uses regional sales managers, inside salespersons, outbound telephone salespersons, independent contract representatives, and associated distributors in its sales and marketing efforts.

     ISO/9002 Certification. The Company's Memphis, Tennessee facility is ISO/9002 certified.

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

Environmental Matters and Proceedings

     The Company's operations are subject to federal, state and local environmental laws and related regulation by government agencies, including the United States Environmental Protection Agency, the United States Department of Transportation, and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials, the health and safety of workers, and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes potentially significant compliance burdens and risks on the Company. The Company believes that it is in material compliance with all federal, state, and local laws and regulations governing its operations. The Company does not anticipate that any material capital expenditures will be required during the next fiscal year in order to maintain compliance with the federal, state and local laws and regulations.

Employees

     As of January 31, 2001, the Company employed approximately 209 persons on a full-time basis. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Geographic Areas

     Sales to unaffiliated foreign customers were approximately 13%, 9% and 4% of net sales for the years ended January 31, 2001, 2000 and 1999, respectively. The majority of these customers were located in Canada, Southeastern Asia, Latin America, and Europe.

Discontinued Operations

     In February 2000 the Company established AeroV Inc. ("AeroV"). The purpose of AeroV was to design an electronic procurement platform to enable easy communication between the Internet and airlines' legacy systems, and to reduce supply chain costs. The proprietary software platform developed by AeroV is an operational system. In December 2000 the Board of Directors of the Company reassessed its strategic position with respect to AeroV, and approved a plan to sell AeroV. Management has had discussions with a number of interested parties, and is continuing to pursue all logical alternatives. The Company has written down its investment in AeroV, and AeroV's results of operations and cash flows, and the estimated net loss on disposal of AeroV have been condensed and shown separately in the accompanying consolidated financial statements.

     On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. for $73 million, subject to adjustment, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9, 1999 (the "Agreement"). As a result, NAC's results of operations and cash flows, and gain on sale have been condensed and shown separately in the accompanying consolidated financial statements.

Item 2.  Properties
-------------------

The Company operates within the following facilities:

                                                                                          Square            Lease
Location                     Entity                  Description                          Footage           Expiration
--------                     ------                  -----------                          -------           ----------
Westport, CT                 First Aviation          Executive offices                     3,000            2007

Memphis, TN                  API                     Distribution/sales                   88,000            2013

Calgary, Canada              API Ltd.                Sales                                 3,200            2003

Montreal, Canada             API Ltd.                Sales                                 7,160            2003

Clark Field, Pampanga,
Philippines                  API Asia Pacific        Distribution/sales                   22,235            2010

Item 3.  Legal Proceedings
--------------------------

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

      On February 28, 2001, the day prior to the expiration of most of the Company's representations and warranties under the Agreement, Rolls-Royce North America Inc. ("RRNA") filed a $10 million claim for indemnification with the American Arbitration Association. The claim seeks indemnification under provisions of the Agreement relating to environmental and non-environmental covenants and representations. Pursuant to the terms of the Agreement, the Company's liability for indemnification claims is limited to $5 million for environmental and $5 million for non-environmental claims (with limited exceptions related to taxes and other specified items). The Company has requested RRNA to provide factual support for the indemnification sought. As of April 27, 2001 RRNA has not responded. The Company believes the claim to be without merit, and will vigorously contest the claim.

     During the year ended January 31, 2001 the Company incurred legal costs of approximately $0.7 million relating to litigation previously initiated by the Company for a copyright infringement suit against Oracle Corporation and Avanti Systems, Inc., and a claim against Gulf Insurance Corporation ("Gulf"), the Company's former provider of Directors and Officers insurance. The litigation with Gulf seeks reimbursement for costs incurred in the Company's successful defense against claims made by John F. Risko, a former officer and director.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Market Information. The Company's common stock trades on The NASDAQ Stock Market under the symbol FAVS. The table below sets forth the quarterly high and low sales prices for the Company's common stock as reported on the NASDAQ Composite Tape since February 1, 1999.

                    Year Ended                                                    Year Ended
                 January 31, 2001                                              January 31, 2000
----------------------------------------------------          ---------------------------------------------------
                       High            Low                                        High            Low
                       ----            ---                                        ----            ---
First Quarter          6 15/16         4 3/4                 First Quarter       5 1/8           3 3/32
Second Quarter         7               4 3/4                 Second Quarter      6 5/8           4 3/4
Third Quarter          5 5/8           3 3/4                 Third Quarter       6 7/8           4 5/8
Fourth Quarter         5 3/8           3 3/4                 Fourth Quarter      6 3/8           4 3/4

     Holders. As of April 16, 2001, there were 17 holders of record of the Company's common stock. There are approximately 540 beneficial holders of the Company's common stock.

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

Item 6.  Selected Financial Data
--------------------------------

     The selected financial data set forth below should be read in conjunction with the "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                                                         Year Ended January 31,
                                                     ------------------------------------------------------
(All amounts in thousands, except per share amounts)     2001        2000       1999        1998       1997
                                                     ------------------------------------------------------
                                                                                                        (1)
Results of Operations Data (2):
   Net sales                                         $ 97,550    $ 82,999   $ 61,015    $ 44,003   $      -

   Gross profit                                        20,868      17,984     13,141       8,233          -

   Net income (loss) from continuing operations          (576)        167     (1,011)        397        (43)

   Net income (loss)                                 $ (1,830)   $ 15,530   $ (1,714)   $  5,251   $    595
                                                     ------------------------------------------------------

   Basic net income (loss) from continuing
     operations [per common share                    $  (0.08)   $   0.02   $  (0.11)   $   0.05   $  (0.01)

   Basic net income (loss) per common share          $  (0.24)   $   1.74   $  (0.19)   $   0.62   $   0.13

   Weighted average shares outstanding                  7,721       8,909      8,973       8,432      3,557
                                                     ------------------------------------------------------

   Net income (loss) from continuing operations -
     assuming dilution per common share              $  (0.08)   $   0.02   $  (0.11)   $   0.04   $  (0.01)

   Net income per common share - assuming dilution   $  (0.24)   $   1.72   $  (0.19)   $   0.60   $   0.09

   Weighted average shares outstanding - assuming
     dilution                                           7,721       9,006      8,973       8,698      5,194
                                                     ------------------------------------------------------

Balance Sheet Data:
   Working capital                                   $ 42,673    $ 57,445   $ 40,665    $ 44,266   $ 21,546
   Total assets                                        80,714      86,392     79,319      68,913     42,724

   Short-term debt                                     11,757         163     22,908         -          -
   Current portion of long-term debt                      -           -          -           -        1,100
   Long-term debt, less current portion                   -         7,900        -        13,866     32,794
   Other long-term liabilities                          1,188       1,156      1,292       1,041      2,119

   Series A Preferred Stock                               -           -          -           -        1,650
   Total stockholders' equity                        $ 47,832    $ 54,143   $ 44,381    $ 45,957   $  6,281


Notes to Selected Financial Data

(1) API was acquired on March 5, 1997. The financial information presented is from the date of purchase. Results of operations would not have differed significantly had the acquisition occurred on February 1, 1997, the beginning of the Company's fiscal year.
(2) NAC was sold November 1, 1999. As a result of the sale NAC has been accounted for as a discontinued operation, and NAC's results of operations have been condensed and reported separately. All prior year amounts have been restated.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act 1995.

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts from its principal suppliers on a timely basis, market and economic conditions, the effects of increases in fuel costs on the Company's customers, aircraft operators and freight carriers utilized by the Company, the ability to consummate suitable acquisitions and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors discussed in this Annual Report on Form 10-K.

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and selected financial data of the Company included elsewhere in this Annual Report on Form 10-K. (Amounts in thousands, except share amounts. Net sales and selling, general and administrative expenses for all years presented have been restated in accordance with the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs".)

General

     The Company's net sales consist of sales of parts and components, the provision of component overhaul and repair services, the provision of third party logistics services and inventory management services. Net sales are recorded when the parts, components and repaired items are shipped, or when logistics and management services have been provided.

     In March 2000 the Company established API Asia Pacific, a new sales and distribution center at Clark Field in the Philippines. Costs relating to the operation of API Asia Pacific have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     In February 2000 the Company established AeroV Inc. ("AeroV"). The purpose of AeroV was to design an electronic procurement platform to enable easy communication between the Internet and airlines' legacy systems, and to reduce supply chain costs. The proprietary software platform developed by AeroV is an operational system. In December 2000 the Board of Directors of the Company reassessed its strategic position with respect to AeroV, and approved a plan to sell AeroV. Management has had discussions with a number of interested parties, and is continuing to pursue all logical alternatives. The Company took a charge of $1,245 pre-tax to write down its investment in AeroV. AeroV has been accounted for as a discontinued operation and its results of operations and cash flows, and the estimated net loss on disposal of have been condensed and shown separately in the accompanying consolidated financial statements. AeroV had no significant sales during the year ended January 31, 2001.

     Prior to November 1, 1999 the Company owned National Airmotive Corporation ("NAC"). NAC's operations included the repair and overhaul of gas turbine engines and accessories, and the remanufacturing of engine components and accessories. Pursuant to the Agreement, RRNA acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax liabilities, debt, amounts due to parent (First Aviation) and any contingent liabilities resulting from NAC's liquidation of its former defined benefit plan. During the year ended January 31, 2001, the sales price was adjusted by $2,050 to reflect a decrease in the amount of net assets sold. The amount of the adjustment had been accrued previously.

     As a result of the sale, NAC has been accounted for as a discontinued operation. All amounts reported herein have been restated to reflect NAC as a discontinued operation, and NAC's prior year results of its operations and cash flows have been condensed and reported separately in the accompanying consolidated financial statements.

     In March 1997, API acquired substantially all of the assets and assumed certain of the liabilities of AMR Combs, Inc. ("AMR Combs"). In conjunction with the acquisition, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total proceeds to the Company were $1,041. This transaction has been accounted for as minority interest in the accompanying consolidated balance sheets. Dividends of $4.00 per share are payable quarterly on the preferred stock. Dividends of $42 were paid during each of the years ended January 31, 2001, 2000 and 1999, respectively, and have been reflected as minority interest in subsidiary in the accompanying consolidated statements of operations. The Preferred Stock is convertible into ten percent of the common stock of API as of the date of the conversion. In 1999 Signature Flight Support, an affiliate of BBA Group PLC, acquired AMR Combs.

Results of Operations

     The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent.

                                                                           Year Ended January 31,
                                                       ---------------------------------------------------------------
                                                               2001                 2000                  1999
                                                       -------------------- --------------------- --------------------
  Net sales                                                  100.0%               100.0%                100.0%
  Cost of sales                                               78.6                 78.3                  78.5
                                                       -------------------- --------------------- --------------------
  Gross profit                                                21.4                 21.7                  21.5
  Selling, general and administrative expenses                20.2                 19.3                  19.0
  Corporate expenses                                           3.6                  2.0                   3.5
  Non-recurring charge                                         -                    0.5                   1.3
                                                       -------------------- --------------------- --------------------
  Loss from operations                                        (2.4)                (0.1)                 (2.3)
  Interest income                                              2.0                  0.9                   -
  Interest expense and other                                  (0.6)                (0.8)                 (0.5)
                                                       -------------------- --------------------- --------------------
  Loss from continuing operations before
    income taxes                                              (1.0)                 -                    (2.8)
  Income tax benefit                                           0.4                  0.2                   1.1
                                                       -------------------- --------------------- --------------------
  Net income (loss) from continuing operations                (0.6)                 0.2                  (1.7)
  Net income (loss) from discontinued operations              (1.9)                 6.2                  (1.1)
  Net income from disposition of subsidiaries                  0.6                 12.3                   -
                                                       -------------------- --------------------- --------------------
     Net income (loss)                                        (1.9)%               18.7%                 (2.8)%
                                                       ==================== ===================== ====================


Year ended January 31, 2001 compared to year ended January 31, 2000

Net sales

     Net sales for the year ended January 31, 2001 increased $14.6 million, or 17.5%, to $97.6 million from $83.0 million for the year ended January 31, 2000. Net sales increased as a result of international expansion, increased domestic market share, and growth in the Company's repair and overhaul activities and logistics services business. Price reductions by competitors seeking to regain market share have and are expected to continue to affect the rate of growth and profit margins in the near term, as will adverse economic conditions. The Company expects to continue to expand into new markets, add additional product lines, and invest in new product offerings, including the logistics and inventory management businesses.

Cost of sales

     Costs of sales for the year ended January 31, 2001 increased $11.7 million, or 17.9%, to $76.7 million from $65.0 million for the year ended January 31, 2000. The increase in cost of sales was due to the increase in net sales.

Gross profit

     Gross profit for the year ended January 31, 2001 increased $2.9 million, or 16.0%, to $20.9 million from $18.0 million for the year ended January 31, 2000. Gross margin decreased to 21.4% from 21.7%. During the fourth quarter of the year ended January 31, 2000 the Company earned $1.0 million from consulting services provided to one customer. Without this transaction the gross margin for the year ended January 31, 2000 would have been 20.7%, and the gross margin would have increased during the year ended January 31, 2001 by 0.7%. The increase in gross margin is due to changes in product mix.

Selling, general and administrative expenses

     Selling, general and administration expenses for the year ended January 31, 2001 increased $3.7 million, or 23.2%, to $19.7 million from $16.0 million for the year ended January 31, 2000. The increase is attributable to the growth in net sales and gross profit, and the Company's international expansions.

Corporate expenses

     Corporate expenses for the year ended January 31, 2001 increased $1.7 million to $3.4 million from $1.7 million for the year ended January 31, 2000. During the year ended January 31, 2001 the Company incurred legal costs of approximately $0.7 million relating to litigation previously initiated by the Company for a copyright infringement suit against Oracle Corporation and Avanti Systems, Inc., and a claim against Gulf Insurance Corporation ("Gulf"), the Company's former provider of Directors and Officers insurance. The litigation with Gulf seeks reimbursement for costs incurred in the Company's successful defense against claims made by John F. Risko, a former officer and director. During the year ended January 31, 2000 retainer fees and other costs totaling approximately $0.6 million were reclassified from Corporate expenses against the gain on sale of NAC. Without these items, Corporate expenses would have increased approximately 17.4%, which is consistent with the rate of net sales growth of the Company.

Non-recurring charge

     During the year ended January 31, 2000 the Company recorded a non-recurring charge of $0.4 million for the cost of litigation related to the opening of a new sales facility in Montreal, Canada. No non-recurring charges were recorded in the year ended January 31, 2001.

Interest income and interest expense

     Interest income of $1.9 million earned during the year ended January 31, 2001 was derived from investing the Company's cash in short term investments. The increase of $1.2 million over the amount earned during the year ended January 31, 2000 was due to higher daily average cash balances available during the year ended January 31, 2001. Interest expense for the year ended January 31, 2001 decreased to $0.5 million from $0.6 million for the year ended January 31, 2000 as a result of cash management strategies.

Benefit for income taxes

     The Company recorded an income tax benefit of $0.3 million for the year ended January 31, 2001, with an effective rate of 37.7%. The Company recorded an income tax benefit of $0.2 million for the year ended January 31, 2000. The benefit recorded for the year ended January 31, 2000 principally was the result of a reduction of valuation reserves that positively impacted the effective income tax rate.

Net income (loss) from continuing operations

     For the year ended January 31, 2001 the Company had a loss of $0.6 million from continuing operations compared to net income of $0.2 million for the year ended January 31, 2000. The decrease was due principally to increased costs to support international expansion and domestic growth, an increase in legal and retainer fees and a decrease in the amount of tax benefits realized, offset by an increase in net interest income for the year ended January 31, 2001.

Income (loss) from discontinued operations

     For the year ended January 31, 2001, the Company experienced a net loss from the discontinued operations of $1.8 million. This was due to the operations of AeroV. For the year ended January 31, 2000, the Company had net income from discontinued operations of $5.2 million. The income was due to the operations of NAC prior to its sale on November 1, 1999.

Net gain from disposition of subsidiaries

     During the year ended January 31, 2001 the Company finalized its income tax liabilities related to the sale of NAC, which was consummated on November 1, 1999, and recorded during the year ended January 31, 2000, as described above. The difference between the estimated income tax liabilities and the actual liabilities incurred, a $1.0 million credit, was recorded in the year ended January 31, 2001. Offsetting this gain was the net loss on the disposal of AeroV of $0.4 million. During the year ended January 31, 2000 the Company recorded a net gain of $10.2 million as a result of the sale of NAC.

Net income (loss)

     The Company had a net loss of $1.8 million for the year ended January 31, 2001, as compared to net income of $15.5 million for the year ended January 31, 2000. The decrease in net income was due to the reasons described above.

Net income (loss) per common share

     During the year ended January 31, 2001 the Company repurchased 1,023,398 shares of its common stock. The effect of these repurchases was to decrease the weighted average shares outstanding and increase the net loss per share by approximately $0.02 per share. During the year ended January 31, 2000 the Company repurchased 1,000,000 shares of its common stock. Because these repurchases were made during the last quarter of the fiscal year the impact on the weighted average shares outstanding was minimal, and the effect on the net income per share was approximately $0.02 per share.

Year ended January 31, 2000 compared to year ended January 31, 1999

Net sales

     Net sales for the year ended January 31, 2000 increased $22.0 million, or 36.0%, to $83.0 million from $61.0 million for the year ended January 31, 1999. Net sales increased as a result of increased market share, international expansion and growth in the logistics services business. Price reductions by competitors seeking to regain market share have and are expected to continue to affect the rate of growth and profit margins in the near term. The Company expects to continue to expand into new markets, add additional product lines, and invest in new product offerings, including the logistics and inventory management businesses.

Cost of sales

     Costs of sales for the year ended January 31, 2000 increased $17.1 million, or 35.8%, to $65.0 million from $47.9 million for the year ended January 31, 1999. The increase in cost of sales was due to the increase in net sales.

Gross profit

     Gross profit for the year ended January 31, 2000 increased by $4.9 million, or 36.9%, to $18.0 million from $13.1 million for the year ended January 31, 1999. Gross margin increased to 21.7% from 21.5%. During the fourth quarter of the year ended January 31, 2000 the Company earned $1.0 million from consulting services provided to one customer. Without this transaction, gross margin would have been 20.7%.

Selling, general and administrative expenses

     Selling, general and administration expenses for the year ended January 31, 2000 increased $4.4 million, or 37.9%, to $16.0 million from $11.6 million for the year ended January 31, 1999. The increase is attributable to, and proportional to, the growth in net sales and gross profit. The Company's anticipated expansion of its international operations into the Philippines and Europe, and the addition of senior personnel for certain business segments will result in the continued growth of selling, general and administrative costs.

Corporate expenses

     Corporate expenses for the year ended January 31, 2000 decreased $0.5 million to $1.7 million from $2.1 million for the year ended January 31, 1999. The decrease was due principally to a decrease of $0.4 million in retainer fees paid.

Non-recurring charge

     During the year ended January 31, 2000 the Company recorded a non-recurring charge of $0.4 million for the cost of litigation related to the opening of a new sales facility in Montreal, Canada.

Interest income and interest expense

     Interest income of $0.7 million earned during the year ended January 31, 2000 was derived from investing the proceeds from the sale of NAC in short term investments. No interest income was earned during the year ended January 31, 1999. Interest expense for the year ended January 31, 2000 increased to $0.6 million from $0.3 million for the year ended January 31, 1999 due to an increase in the average borrowings under the Company's credit facilities to support the Company's growth and fund capital improvements.

Benefit for income taxes

     The Company recorded a tax benefit of $0.2 million for the year ended January 31, 2000. The benefit recorded principally was the result of a reduction of valuation reserves that positively impacted the effective income tax rate. Due to the results of operations and the gain from the sale of NAC, the utilization of deferred tax benefits was assured. The effective rate for the year ended January 31, 1999 was 40%, which approximates the statutory rate for federal and state income taxes combined.

Net income (loss) from continuing operations

     For the year ended January 31, 2000 the Company earned $0.2 million from continuing operations compared to a net loss of $1.0 million for the year ended January 31, 1999. The increase was due principally to increased sales and gross profit, a reduction in corporate expenses and a reduction in non-recurring charges, an increase in net interest income and the realization of tax benefits for the year ended January 31, 2000.

Income (loss) from discontinued operations

     For the year ended January 31, 2000, the Company had net income from the discontinued operation of $5.2 million compared to a net loss of $0.7 million for the year ended January 31, 1999. The increase in net income was due to a combination of increased sales and gross profit, the absence of any charges for restructuring and a lower effective income tax rate.

Net gain from disposition of subsidiaries

     On November 1, 1999 the Company consummated the sale of NAC, as described above. As a result of the sale the Company recorded a net gain of $10.2 million in the year ended January 31, 2000.

Net income

     The Company had net income of $15.5 million for the year ended January 31, 2000, as compared to a net loss of $1.7 million for the year ended January 31, 1999. The increase in net income was due to the reasons described above.

Net income (loss) per common share

     During the year ended January 31, 2000 the Company repurchased 1,000,000 shares of its common stock. Because these repurchases were made during the last quarter of the fiscal year the impact on the weighted average shares outstanding was minimal, and the effect on the net income per share was approximately $0.02 per share. No repurchases of common stock occurred during the year ended January 31, 1999.

Liquidity and Capital Resources

     The Company's cash provided by (used in) operations for the years ended January 31, 2001, 2000 and 1999 was $(14.0) million, $2.9 million, and $(3.0)
million, respectively. Cash used in operating activities for the year ended January 31, 2001 included approximately $8.7 million of payments, including net income tax payments, relating to the sale of NAC. Cash provided by (used in) investing activities during these same periods was $(3.0) million, $67.9 million, and $(6.0) million, respectively, while cash provided by (used in) financing activities was $(1.1) million, $(20.8) million, and $8.9 million, respectively. Cash provided by investing activities for the year ended January 31, 2000 includes the $73.0 million of proceeds from the sale of NAC.

     First Aviation's aggregate capital expenditures for the years ended January 31, 2001, 2000 and 1999 were $3.0 million, $5.1 million, and $6.1 million, respectively. For fiscal year 2002 the Company will require liquidity to fund the Company's continuing growth and overseas expansions, and for capital expenditures. The Company will not make additional capital expenditures in connection with the AeroV electronic procurement platform during fiscal year 2002. Management expects to fund these requirements from cash on hand, cash flows from operations and from borrowings.

     In a series of authorizations commencing November 3, 1999, the Company's Board of Directors authorized a repurchase program of up to 2,118,817 shares of the Company's common stock. The repurchases were funded from a portion of the proceeds from the sale of NAC, and were made from time to time in open market transactions, block purchases, and privately negotiated transactions or otherwise at prices prevailing at the time of the repurchase.

     At January 31, 2001 and 2000 respectively, the Company had issued 9,135,699 and 9,133,997 of its common shares. During the years ended January 31, 2001 and 2000, respectively, the Company repurchased 1,023,398 and 1,000,000 shares of its common stock for a total of 2,023,398. During the year ended January 31, 2001 the Company reissued 72,403 shares from treasury stock. Total shares outstanding at January 31, 2001 and 2000 were 7,184,704, and 8,133,997 shares. The aggregate cost of the common shares repurchased at January 31, 2001 and 2000 was approximately $10,703 and $5,869, or $5.29 and $5.87 per share, respectively. Approximately 95,000 shares still may be repurchased under this program.

     On March 30, 2000, API entered into a $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and First Aviation guarantees borrowings under the facility. Borrowings under this credit facility bore interest at approximately 8.1% at January 31, 2001. Approximately $7.2 million was available under the facility at January 31, 2001. The agreement expires May 1, 2001. Management expects to renew or replace the facility on substantially similar terms and conditions.

     In conjunction with the API acquisition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, API has the right to redeem the Preferred Stock at any time. Subject to certain terms and conditions, AMR Combs has the right to cause the Company to repurchase the Preferred Stock. The redemption price is equal to the fair market value of the Preferred Stock as determined by an independent appraisal. This agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the Preferred Stock,
(ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party,
(iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party, and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the Preferred Stock. If API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the Preferred Stock. The Company has no plans to cause API to conduct a public offering of its securities.

     As previously described, on November 1, 1999 the Company consummated the sale of the stock of NAC for $73.0 million. Simultaneous with the closing of the sale of NAC on November 1, 1999, the Company utilized a portion of the proceeds from the sale to repay the entire outstanding balance of the NAC revolving line of credit and terminated NAC's credit agreement. The Company has invested the remaining proceeds from the sale in short-term certificates of deposit.

     The Company believes that its cash on hand and cash flow from operations, combined with borrowings available under its line of credit, will be sufficient to meet its current and anticipated cash operating requirements, including scheduled interest payments, working capital needs, capital expenditures and preferred dividend requirements through the year ending January 31, 2002. The Company currently is in compliance with all of its debt covenants.

Inflation

     The Company does not believe that the relatively moderate levels of inflation that have been experienced in the United States has had, or will have, a significant effect on its revenues or operations.

Item 7A.  Quantative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

     The Company's Canadian operations utilize the Canadian dollar as their functional currency. API Asia Pacific utilizes the U.S. dollar as its functional currency. Foreign currency translation and transaction gains and losses are included in earnings. Foreign currency transaction exposure relates primarily to foreign currency denominated trade receivables and the transfer of foreign currency from subsidiaries to the parent company. The Company has sale transactions denominated in Canadian dollars and Philippines pesos. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Translation and transaction gains and losses have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Information regarding the directors of First Aviation is set forth under the caption "Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference. Information regarding compliance with Section 16 (a) of the Exchange Act is set forth under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

     The Company's executive officers, their ages and backgrounds are as follows:

     Michael C. Culver, 50, has served as President and Chief Executive Officer of the Company since March 1995. Mr. Culver also serves as Chairman of API. In June 1995 Mr. Culver became a director of NAC. In August 1996 he became NAC's Chairman and in June 1997 he became its Chief Executive Officer. Mr. Culver's relationship with NAC terminated with the Company's sale of NAC on November 1, 1999. In 1985, Mr. Culver co-founded First Equity Development Inc. ("First Equity"), an aerospace investment and advisory firm, and has served as Co-Managing Director since that time.

     Gerald E. Schlesinger, 56, became Senior Vice President upon his employment by the Company in June 1997. From November 1993 to June 1997, Mr. Schlesinger was affiliated with the SK Group and served as its Managing Principal. The SK Group provides consulting and management advisory services to its clients. Prior to November 1993, Mr. Schlesinger served as Executive Vice-President, CFO and CIO for Butler Aviation.

     John A. Marsalisi, 45, has served as Chief Financial Officer of the Company since March 1995. He has been an officer of First Equity since May 1996. From May 1991 to May 1996, Mr. Marsalisi was Director of Taxes for Omega Engineering. Prior to joining Omega Engineering, Mr. Marsalisi was Director of Taxes for the Entrepreneurial Services Group of Ernst & Young's Stamford, Connecticut office. Mr. Marsalisi is a Certified Public Accountant.

Item 11.  Executive Compensation
--------------------------------

     Information regarding compensation of the Company's directors and executive officers is set forth under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information regarding share ownership by certain beneficial owners and the Company's directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information regarding certain relationships and related transactions of the Company is set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1)   Financial Statements and Schedules

         See Index to Consolidated Financial Statements, which appears on Page F-1 hereof

   (2) Financial Statement Schedule II - Valuation and Qualifying Accounts, which appears on Page F-20 hereof. (All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.)

(b)      Form 8-K - None

(c)      Exhibits

Exhibit
Number                       Description of Exhibit
------                       ----------------------
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

10.44             Guaranty, dated as of March 30, 2000, between First Aviation Services Inc. and Hudson United Bank

10.45             Executive Change of Control Agreement dated as of December 2, 1999 by and between First Aviation Services Inc. and
                  Gerald E. Schlesinger

10.46             Executive Change of Control Agreement dated as of December 2, 1999 by and between First Aviation Services Inc. and
                  John A. Marsalisi

10.47(c)          Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of
                  September 9, 1999

21.1              List of Subsidiaries

23.1              Consent of Ernst & Young LLP, independent auditors

27.1              Financial Data Schedules for the years ended January 31, 2001, 2000 and 1999


(a) Incorporated by reference and filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 333-18647), as amended.
(b) Incorporated by reference and filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1998.
(c) Incorporated by reference and filed as an Appendix to the Company's Information Statement on Form 14C filed on October 12, 1999.

                            [Signature page follows]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2001.

                                               FIRST AVIATION SERVICES INC.


                                               By:  /s/ John A. Marsalisi
                                                    ----------------------------
                                                    John A. Marsalisi
                                                    Chief Financial Officer

Signature                            Title                                                    Date
---------                            -----                                                    ----

/s/ Aaron P. Hollander               Chairman of the Board                                    May 1, 2001
--------------------------
Aaron P. Hollander

/s/ Michael C. Culver                Chief Executive Officer and                              May 1, 2001
--------------------------           Director (Principal Executive Officer)
Michael C. Culver


/s/ John A. Marsalisi                Chief Financial Officer and                              May 1, 2001
--------------------------           Director (Principal Financial and
John A. Marsalisi                    Accounting Officer)

/s/ Stanley J. Hill                  Director                                                 May 1, 2001
--------------------------
Stanley J. Hill

/s/ Robert L. Kirk                   Director                                                 May 1, 2001
--------------------------
Robert L. Kirk

/s/ Charles B. Ryan                  Director                                                 May 1, 2001
--------------------------
Charles B. Ryan

                          First Aviation Services Inc.

                        Consolidated Financial Statements

               For the years ended January 31, 2001, 2000 and 1999




                   Index to Consolidated Financial Statements

Report of Independent Auditors..........................................F2

Consolidated Financial Statements:

Consolidated Balance Sheets.............................................F3
Consolidated Statements of Operations...................................F4
Consolidated Statements of Stockholders' Equity.........................F5
Consolidated Statements of Cash Flows................................F6-F7
Notes to Consolidated Financial Statements..........................F8-F19

Schedule II - Valuation and Qualifying Accounts........................F20


                                       F1

                         Report of Independent Auditors

The Board of Directors and Stockholders
First Aviation Services Inc.

We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. as of January 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Stamford, Connecticut
April 9, 2001


                                       F2

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                             January 31,
                                                                                      2001                     2000
Assets                                                                        ------------------          -------------
Current assets:
     Cash and cash equivalents                                                $     31,855                $  50,104
     Trade receivables, net of allowance for doubtful accounts
         of $947 and $820, respectively                                             15,860                   13,810
     Inventories, net of allowance for obsolete and slow moving
         inventory of $376 and $414, respectively                                   21,803                   14,142
     Deferred and refundable income taxes                                            3,388                    1,284
     Prepaid expenses and other                                                      1,461                    1,298
                                                                              ------------------          -------------

Total current assets                                                                74,367                   80,638

Plant and equipment, net                                                             4,638                    3,980
Goodwill, net                                                                        1,709                    1,774
                                                                              ------------------          -------------

                                                                              $     80,714                $  86,392
                                                                              ==================          =============

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                         $     13,496                $   8,264
     Accrued compensation and related expenses                                       1,111                    3,156
     Other accrued liabilities                                                       3,210                    4,752
     Income taxes payable                                                            2,120                    6,858
     Revolving line of credit and current portion of
         obligations under capital leases                                           11,757                      163
                                                                              ------------------          -------------

Total current liabilities                                                           31,694                   23,193

Revolving line of credit                                                                 -                    7,900
Minority interest                                                                    1,041                    1,041
Obligations under capital leases                                                       147                      115
                                                                              ------------------          -------------

Total liabilities                                                                   32,882                   32,249

Stockholders' equity

     Common stock, $0.01 par value, 25,000,000 shares authorized,
         7,184,704 and 8,133,997 shares outstanding at January 31, 2001
         and 2000, respectively                                                         91                       91
     Additional paid-in capital                                                     38,625                   38,615
     Retained earnings                                                              19,476                   21,306
                                                                              ------------------          -------------
                                                                                    58,192                   60,012
                                                                              ------------------          -------------

     Less:  Treasury stock, at cost                                                (10,360)                  (5,869)
                                                                              ------------------          -------------
     Total stockholders' equity                                                     47,832                   54,143
                                                                              ------------------          -------------

Total liabilities and stockholders' equity                                    $     80,714                $  86,392
                                                                              ==================          =============

See accompanying notes.

                                       F3

                          First Aviation Services Inc.

                      Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                                                    Year ended January 31,
                                                                              2001           2000           1999
                                                                          ------------   ------------   ------------
Net sales                                                                 $    97,550    $    82,999    $    61,015
Cost of sales                                                                  76,682         65,015         47,874
                                                                          ------------   ------------   ------------
Gross profit                                                                   20,868         17,984         13,141
Selling, general and administrative expenses                                   19,733         16,014         11,612
Corporate expenses                                                              3,435          1,652          2,105
Non-recurring charge                                                                -            410            800
                                                                          ------------   ------------   ------------

Loss from operations                                                           (2,300)           (92)        (1,376)
Interest income                                                                 1,955            723              1
Interest expense                                                                 (538)          (612)          (269)
Minority interest in subsidiary                                                   (42)           (42)           (42)
                                                                          ------------   ------------   ------------

Loss before provision for income taxes                                           (925)           (23)        (1,686)
Benefit for income taxes                                                          349            190            675
                                                                          ------------   ------------   ------------
Net income (loss) from continuing operations                                     (576)           167         (1,011)

Income (loss) from discontinued operations, net of provision (benefit)
     for income taxes of $(1,100), $1,037, and $(25) for the years
     ended January 31, 2001, 2000 and 1999, respectively                       (1,847)         5,170           (703)

Net gain from disposition of subsidiaries, net of provision (benefit)
     for income taxes of $(199) and $5,829 for the years ended
     January 31, 2001 and 2000, respectively                                      593         10,193              -
                                                                          ------------   ------------   ------------

Net income (loss)                                                         $    (1,830)   $    15,530    $    (1,714)
                                                                          ============   ============   ============

Basic net income (loss) per common share:

     Basic net income (loss) from continuing operations                   $     (0.08)   $      0.02    $     (0.11)
     Basic net income (loss) from discontinued operations                       (0.24)          0.58          (0.08)
     Basic net income (loss) from disposition of subsidiaries                    0.08           1.14              -
                                                                          ------------   ------------   ------------
Basic net income (loss) per common share                                  $     (0.24)   $      1.74    $     (0.19)
                                                                          ============   ============   ============

Weighted average common shares outstanding                                  7,720,520      8,908,756      8,972,953
                                                                          ============   ============   ============

Net income (loss) per common share - assuming dilution:

     Net income (loss) from continuing operations - assuming dilution     $     (0.08)   $      0.02    $     (0.11)
     Net income (loss) from discontinued operations - assuming dilution         (0.24)          0.57          (0.08)
     Net income (loss) from disposition of subsidiaries - assuming
         dilution                                                                0.08           1.13              -
                                                                          ------------   ------------   ------------
Net income (loss) per common share - assuming dilution                    $     (0.24)   $      1.72    $     (0.19)
                                                                          ============   ============   ============

Weighted average common shares outstanding - assuming dilution              7,720,520      9,005,677      8,972,953
                                                                          ============   ============   ============

See accompanying notes.

                                       F4

                          First Aviation Services Inc.

                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                         Common Stock
                                                   ------------------------
                                                    Number of                 Additional     Retained        Sub-
                                                      Shares       Amount   Paid-in Capital  Earnings       Total
                                                   ----------    ----------   ----------    ----------    ----------
Balances at January 31, 1998                        8,928,925    $       89   $   38,378    $    7,490    $   45,957

   Exercise of stock options to
     purchase common shares                            40,000             1            -             -             1
   Shares issued under qualified plans                 32,971             -          137             -           137
   Net (loss)                                               -             -            -        (1,714)       (1,714)
                                                   ----------    ----------   ----------    ----------    ----------

Balances at January 31, 1999                        9,001,896            90       38,515         5,776        44,381

   Exercise of stock options to purchase
     common shares                                    110,000             1            -             -             1
   Shares issued under qualified plans                 22,101             -          100             -           100
   Common shares repurchased                       (1,000,000)            -            -             -             -
   Net income                                               -             -            -        15,530        15,530
                                                   ----------    ----------   ----------    ----------    ----------

Balances at January 31, 2000                        8,133,997            91       38,615        21,306        60,012
                                                   ----------    ----------   ----------    ----------    ----------

   Shares issued under qualified plans                  1,702             -           10             -            10
   Common shares repurchased                       (1,023,398)            -            -             -             -
   Proceeds from issuance of common stock from                            -            -             -             -
     treasury, and shares issued under qualified
     plans                                             72,403
   Net (loss)                                               -             -            -        (1,830)       (1,830)
                                                   ----------    ----------   ----------    ----------    ----------

Balances at January 31, 2001                        7,184,704    $       91   $   38,625    $   19,476    $   58,192
                                                   ==========    ==========   ==========    ==========    ==========

                                                       Treasury
                                                        Stock          Total
                                                      ----------    ----------
Balances at January 31, 1998                          $        -    $   45,957

   Exercise of stock options to
     purchase common shares                                    -             1
   Shares issued under qualified plans                         -           137
   Net (loss)                                                  -        (1,714)
                                                      ----------    ----------

Balances at January 31, 1999                                   -        44,381

   Exercise of stock options to purchase
     common shares                                             -             1
   Shares issued under qualified plans                         -           100
   Common shares repurchased                              (5,869)       (5,869)
   Net income                                                  -        15,530
                                                      ----------    ----------

Balances at January 31, 2000                              (5,869)       54,143
                                                      ----------    ----------

   Shares issued under qualified plans                         -            10
   Common shares repurchased                              (4,834)       (4,834)
   Proceeds from issuance of common stock from
     treasury, and shares issued under qualified
     plans                                                   343           343
   Net (loss)
                                                               -        (1,830)
                                                      ----------    ----------

Balances at January 31, 2001                          $  (10,360)   $   47,832
                                                      ==========    ==========


See accompanying notes.


                                       F5

                          First Aviation Services Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   Year ended January 31,
                                                                     2001                  2000                  1999
                                                                -------------          ------------          ------------
Cash flows from operating activities
Net income (loss) from continuing operations                    $        (576)         $        167          $     (1,011)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                                  1,251                   846                   533
         Deferred income taxes                                           (148)                1,354                  (257)
         Stock compensation                                                72                    50                     -
         Changes in assets and liabilities:
              Trade receivables                                        (2,050)               (4,251)               (2,728)
              Inventories                                              (7,661)               (1,941)               (4,630)
              Deferred and refundable income taxes                     (1,499)                    -                     -
              Prepaid expenses and other                                 (163)                  210                  (187)
              Accounts payable                                          5,232                 3,990                   487
              Accrued litigation costs                                      -                (2,840)                2,840
              Accrued compensation and related expenses, and
                  other accrued liabilities                            (3,587)                  298                    56
              Income taxes payable                                     (4,225)                4,775                  (693)
                                                                -------------          ------------          ------------

Net cash provided by (used in) operating activities of
    continuing operations                                             (13,354)                2,658                (5,590)
Net cash provided by (used in) operating activities of
    discontinued operations                                              (730)                  218                 2,607
                                                                -------------          ------------          ------------
Net cash provided by (used in) operating activities                   (14,084)                2,876                (2,983)

Cash flows from investing activities
Proceeds from sale of subsidiary                                            -                73,000                     -
Purchases of plant and equipment and other assets -
    continuing operations                                              (1,529)               (1,592)               (2,213)
Proceeds from disposals of plant and equipment                              -                     -                    14
Purchases of plant and equipment - discontinued operations             (1,494)               (3,530)               (3,842)
                                                                -------------          ------------          ------------

Net cash provided by (used in) investing activities                    (3,023)               67,878                (6,041)

See accompanying notes.

                                       F6

                          First Aviation Services Inc.

                                 (in thousands)

                                                                                   Year ended January 31,
                                                                      2001                  2000                 1999
                                                                 ------------          ------------           -----------
Cash flows from financing activities

Net borrowings (repayments) on API line of credit                $      3,600          $       (950)          $     8,850
Principal payments on capital lease obligations                          (189)                 (136)                  (93)
Repurchases of common stock for treasury                               (4,834)               (5,869)                    -
Proceeds from issuance of common stock from treasury and
    shares issued from treasury under qualified plans                     271                     -                     -
Proceeds from exercise of common stock options and issuance
    of stock under employee stock purchase plan                            10                    51                   138
Net borrowings (repayments) on NAC line of credit                           -               (13,895)                   41
                                                                 ------------          ------------           -----------

Net cash provided by (used in) financing activities                    (1,142)              (20,799)                8,936
                                                                 ------------          ------------           -----------

Net change in cash and cash equivalents                               (18,249)               49,955                   (88)
Cash and cash equivalents at the beginning of the year                 50,104                   149                   237
                                                                 ------------          ------------           -----------

Cash and cash equivalents at the end of the year                 $     31,855          $     50,104           $       149
                                                                 ============          ============           ===========

Supplemental cash flow disclosures:
Cash paid for:
     Interest                                                    $        455          $        575           $       224
                                                                 ============          ============           ===========

     Income taxes paid, net of refunds                           $      4,196          $         90           $       600
                                                                 ============          ============           ===========

     Acquisition of equipment through incurrence of
         capital lease obligation                                $        315          $          -           $       495
                                                                 ============          ============           ===========

See accompanying notes.

                                       F7

                          First Aviation Services Inc.

                   Notes to Consolidated Financial Statements
                      (in thousands, except share amounts)

1.  Business and Basis of Presentation

First Aviation Services Inc. ("First Aviation"), through its subsidiaries, Aerospace Products International Inc. ("API"), Aircraft Products International Ltd. ("API Ltd.") and API Asia Pacific Inc. ("API Asia"), (collectively the "Company"), is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of third party logistics and inventory management services to the aerospace industry. The Company is headquartered in Westport, Connecticut.

The accompanying consolidated financial statements include the accounts of First Aviation Services Inc. and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

First Aviation was formed in March 1995 to acquire the capital stock of National Airmotive Corporation ("NAC"). On March 5, 1997, the Company acquired API's business from AMR Combs Inc. ("AMR Combs").

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Sales

The Company's net sales consist of sales of parts and components, the provision of component overhaul and repair services, third party logistics services and inventory management services. Sales are recorded net of discounts, allowances and commissions, and are recorded generally when the parts, components and repaired items are shipped. Revenues from logistics and inventory management services provided are recorded when the services are provided.

The Company provides credit in the form of trade accounts receivable to its customers. The Company generally does not require collateral to support domestic customer receivables. Receivables arising from export activities may be supported by foreign credit insurance. The Company performs ongoing credit evaluations of its customers and maintains allowances that management believes are adequate for potential credit losses.

Sales to unaffiliated foreign customers were approximately 13%, 9% and 4% of net sales for the years ended January 31, 2001, 2000 and 1999, respectively. The majority of these customers were located in Canada, Southeastern Asia, Latin America, and Europe.

                                       F8

Stock Based Compensation

The Company recognizes compensation expense on stock option grants to the extent a difference exists between the exercise price of the stock option and the fair market value per share at the date of grant.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits, money market funds, short-term certificates of deposit, and short-term commercial paper with maturities of three months or less when purchased.

Inventories

Inventories generally consist of general aircraft parts and components and are stated at the lower of cost or market, with cost determined using the first-in, first-out and specific identification methods. Provisions are made in each period for the estimated effect of excess and obsolete inventories. Actual excess and obsolete inventories may differ significantly from such estimates, and such differences could be material to the financial statements.

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

Goodwill

The excess of purchase price of API over the fair value of the net assets acquired is being amortized using the straight-line method over a thirty-year period. Accumulated amortization was $257 and $192, respectively at January 31, 2001 and 2000.

Noncurrent Assets

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No asset impairments relating to continuing operations were recorded during the years ended January 31, 2001, 2000 and 1999, respectively.

Principal Suppliers

API has five suppliers of parts, components and supplies from whom approximately 49% and 45% of its total purchases were made during the years ended January 31, 2001 and 2000, respectively. Accounts payable to these vendors totaled $5,140 and $1,737 at January 31, 2001 and January 31, 2000, respectively. An inability to maintain timely access to parts and components from these vendors on commercially reasonable terms would have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                                       F9

New Accounting Announcement

In October 2000 the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs" ("Issue 00-10"), that requires fees billed to customers associated with shipping and handling to be classified as revenue, and costs associated with shipping and handling to be classified either as cost of sales or as a part of selling, general and administrative expenses with a disclosure of such in the notes to the financial statements. Accordingly, during the three months ended January 31, 2001 the Company adopted EITF 00-10 and reclassified, for all periods presented, shipping and handling fees and associated costs as required by the EITF. The costs of shipping and handling, included in selling, general and administrative expense was $3,729, $3,129 and $2,816 for the years ended January 31, 2001, 2000 and 1999 respectively.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

3.  Plant and Equipment

Plant and equipment consist of the following:

                                                                                           January 31,
                                                                             -----------------------------------
                                                                                   2001                   2000
                                                                             -------------             ---------
Machinery and equipment                                                      $       1,502             $     918
Buildings and leasehold improvements                                                 1,033                   725
Computer equipment, software, office furniture, fixtures and
  other office equipment                                                             4,802                 3,832
Construction-in-process                                                                 53                    89
                                                                             -------------             ---------
                                                                                     7,390                 5,564

Less:  accumulated depreciation                                                     (2,752)               (1,584)
                                                                             -------------             ---------
                                                                             $       4,638             $   3,980
                                                                             =============             =========

Certain of the equipment has been pledged as collateral under capital leases.

4. Revolving Line of Credit and Current Portion of Obligations Under Capital Leases

                                                                                           January 31,
                                                                             -----------------------------------
                                                                                   2001                   2000
                                                                             -------------             ---------
Short Term Debt
Revolving line of credit                                                     $      11,500             $       -
Current portion of obligations under capital leases                                    257                   163
                                                                             -------------             ---------
                                                                             $      11,757             $     163
                                                                             =============             =========

On March 30, 2000, API entered into a $20,000 commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and borrowings under the facility are guaranteed by First Aviation. Borrowings under this credit facility bore interest at approximately 8.1%, at January 31, 2001. Approximately $7,200 million was available under the

                                      F10

Revolving Line of Credit and Current Portion of Obligations Under Capital Leases (continued)

facility at January 31, 2001. The agreement expires May 1, 2001. Management expects to renew or replace the facility on substantially similar terms and conditions.

Borrowings under API's prior revolving credit facility bore interest based upon certain market rates plus a premium. Borrowings under this credit line bore interest at 7.4% at January 31, 2000. As a result of the revolving loan and security agreement entered into on March 30, 2000, borrowings under this previous line of credit were classified as long term as of January 31, 2000.

Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rate is variable and resets frequently.

The Company leases certain equipment under leases that have been classified as capital leases. The obligations under the capital leases are recorded at the net present value of the future minimum lease payments. Obligations due over one year are classified as long term. Interest expense on the obligations is recorded as paid.

5.  Stockholders' Equity

In a series of authorizations commencing November 3, 1999, the Company's Board of Directors authorized a repurchase program of up to 2,118,817 shares of the Company's common stock. The repurchases were funded from a portion of the proceeds from the sale of NAC, and were made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prices prevailing at the time of the repurchase.

At January 31, 2001 and 2000 respectively, the Company had issued 9,135,699 and 9,133,997 of its common shares. During the years ended January 31, 2001 and 2000, respectively, the Company repurchased 1,023,398 and 1,000,000 shares of its common stock for a total of 2,023,398 shares. During the year ended January 31, 2001 the Company reissued 72,403 shares from treasury stock. Total shares outstanding at January 31, 2001 and 2000 were 7,184,704, and 8,133,997 shares, respectively. The aggregate cost of the common shares repurchased was approximately $10,703 and $5,869, or $5.29 and $5.87 per share at January 31, 2001 and 2000, respectively. Approximately 95,000 shares still may be repurchased under this program.

Certain of the Company's directors elected to receive their compensation for the years ended January 31, 2001, 2000 and 1999, in the form of shares of the Company's common stock. The fair value of the shares at the date of issuance was charged to expense with a corresponding increase to common stock and additional paid-in capital.

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. For the years ended January 31, 2001 and 2000, the Company issued 8,690 and 13,008 shares to employees under the ESPP, respectively.

The Company also has a stock option plan (the "Plan"). The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and stock purchase rights. A total of 800,000 shares of common stock have been reserved for issuance under the Plan. During the year ended January 31, 2001, 180,500 options were granted to various employees of the Company at exercise price's ranging from $5.00 to $6.25 per share. During the year ended January 31, 2000, 102,500 options were granted to various employees of the Company at an exercise price of $4.50 per share. In addition, during the year ended January 31, 2000, 110,000 options were exercised. During the years ended January 31, 2001 and 2000, respectively, 57,500 and 10,950 options were forfeited. At January 31, 2001 and 2000, respectively, 375,500 and 252,500 options were outstanding under the Plan.

                                      F11

The stock options vest over two to four-year periods, beginning one year after the date of the grant, and expire ten years after issuance. Since the exercise price of all of the options granted during the years ended January 31, 2001, 2000 and 1999 was at or above the fair market value per share at the dates of grant, no compensation expense relating to stock options was recorded.

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

The fair value of the options granted during the years ended January 31, 2001, 2000 and 1999 was determined using risk-free interest rates of 5.0%, 5.15% and 6.0%, dividend yields of 0%, an average volatility factor of 0.493, 0.398 and 0.516, and weighted average expected lives of two to four years, respectively. Under these assumptions the weighted average fair value of each option granted during the years ended January 31, 2001, 2000 and 1999 was approximately $2.24, $1.81 and $1.90 per share, respectively. For the years ended January 31, 2001, 2000 and 1999, respectively, the pre-tax additional pro forma compensation expense that would have been recorded was approximately $247, $155 and $246, or $0.02, $0.01 and $0.02 per share, respectively. The weighted average remaining contractual life of all outstanding stock options is approximately 8.1 years. At January 31, 2001, 132,500 options were exercisable at prices ranging from $4.50 to $10.00 per share.

In conjunction with the API acquisition, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total adjusted proceeds to the Company were $1,041. This transaction has been accounted for as minority interest in the accompanying consolidated balance sheets. Dividends are payable on a quarterly basis on the Preferred Stock at an annual rate of $4.00 per share. Dividends of $42 were paid during each of the years ended January 31, 2001, 2000 and 1999, respectively, and have been reflected as minority interest in subsidiary in the accompanying consolidated statements of operations. The Preferred Stock is convertible into ten percent of the common stock of API as of the date of conversion.

Also in conjunction with the API acquisition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, API has the right to redeem the Preferred Stock at any time. Subject to certain terms and conditions, AMR Combs has the right to cause the Company to repurchase the Preferred Stock commencing three years after the closing of the API acquisition. The redemption price is equal to the fair market value of the Preferred Stock as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the Preferred Stock; (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party; (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party; and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the Preferred Stock. The demand registration rights became exercisable in March 2000. If API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the Preferred Stock. There are no plans to cause API to conduct a public offering of its securities.

On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.

                                      F12

6.  Non-Recurring Charge

During the three months ended October 31, 1999, API Ltd. established a sales facility in Montreal, Canada. Several of the initial employees were individuals previously employed by a competitor of API Ltd. The competitor commenced litigation against API Ltd. and the individuals. On November 17, 1999, API Ltd. and the competitor filed with the court a consent to a limited injunction that affected API Ltd.'s marketing operations in Canada. As a result of the consent and settlement, the Company recorded a pre-tax non-recurring charge of $410 during the three months ended October 31, 1999 to cover the estimated cost of the settlement, including legal fees related to the matter. As part of the settlement, the limited injunction terminated on March 16, 2000.

During the three months ended January 31, 1999, the Company recorded a pre-tax charge of $800 to record costs in connection with terminated acquisitions. Costs incurred included legal, advisory and accounting fees, bank charges and travel.

7.  Income Taxes

The provision (benefit) for income taxes on continuing operations is as follows:

                                                                 Year ended January 31,
                                                    -------------------------------------------------
                                                        2001              2000             1999
                                                    --------------    --------------   --------------
  Current:
       Federal                                      $      (201)      $       236      $      (530)
       State                                                  -                30               30
                                                    --------------    --------------   --------------
                                                           (201)              266             (500)

  Deferred:
       Federal                                      $      (191)       $     (370)      $     (150)
       State                                                 43               (86)             (25)
                                                    --------------    --------------   --------------
                                                           (148)             (456)            (175)
                                                    --------------    --------------   --------------
  Total benefit                                     $      (349)      $      (190)     $      (675)
                                                    ==============    ==============   ==============

A reconciliation between the income tax benefit computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

                                                                  Year ended January 31,
                                                     -------------------------------------------------
                                                         2001              2000             1999
                                                     --------------    --------------   --------------
Benefit at federal statutory rate                        (34.0)%           (34.0)%          (34.0)%
State tax provision, net of federal benefit                3.1            (161.0)             1.2
Change in valuation allowance                              -            (1,065.0)           (10.4)
Foreign losses with no income tax benefit                  -               385.0              -
Non-deductible items and other                            (6.8)             48.9              3.2
                                                     --------------    --------------   --------------
                                                         (37.7)%          (826.1)%          (40.0)%
                                                     ==============    ==============   ==============

                                      F13

Deferred tax assets result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:

                                                                                           January 31,
                                                                             ----------------------------------
                                                                                  2001                  2000
                                                                             -------------         ------------
Financial statement accruals not currently deductible for
     income tax purposes                                                      $      2,080         $      1,284
                                                                             -------------         ------------
                                                                                     2,080                1,284
Valuation allowance                                                                      -                    -
                                                                             -------------         ------------
Net deferred income tax assets                                                $      2,080         $      1,284
                                                                              ============         ============

Based upon a number of factors, including the nature of the temporary differences and the timing of their reversal, the Company believes that the utilization of the deferred tax benefit at January 31, 2001 was more likely than not, and therefore, a valuation reserve was not provided.

8.  Employee Benefits Plan

API maintains a defined contribution savings plan, qualified under Section 401(k) of the Internal Revenue Code, that covers substantially all of its full-time employees. The savings plan allows employees to defer up to 15 percent of their salary, with the Company partially matching employee contributions. Employees vest in the Company contribution ratably over three years. The Company expensed $143, $102 and $99 related to the savings plan in the years ended January 31, 2001, 2000 and 1999, respectively.

9.  Related Parties

Upon the authorization of the independent members of the Board of Directors, the Company entered into an advisory agreement with a related party, First Equity Development Inc. ("First Equity"). The advisory agreement, which was effective February 1, 2000, has a two-year term, and was a renewal on substantially the same terms and conditions, of a prior agreement. Pursuant to the terms of this agreement, First Equity provides the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The Company pays First Equity a $30 monthly retainer. In addition, upon the successful completion of certain transactions, the Company will pay a fee to First Equity (the "Success Fee"), and will reimburse First Equity for its out-of-pocket expenses. The amount of any Success Fee will be established by the independent members of the Board of Directors and will be dependent upon a variety of factors, including, but not limited to, the services to be provided and the size and type of transaction. Up to one year's worth of retainer fees paid can be applied as a credit against any Success Fee, subject to certain limitations. During each of the years ended January 31, 2001, 2000 and 1999, the Company paid First Equity retainer fees of $360, for a total of $1,080. Upon the consummation of the sale of NAC (Note 10), the Company paid First Equity a Success Fee of $945. The Success Fee was net of $360 of retainer fees previously paid and expensed by the Company. The gross amount of the fee was charged against net income from gain on the sale of subsidiary while the amount previously expensed was credited against corporate expenses in the fourth quarter of the year ended January 31, 2000. The agreement may be terminated by either party upon 30-days written notice to the other party.

In 1997 the Company entered into a ten-year sublease with an affiliate for office space. The lease is cancelable upon six months notice by either party. The Company has the option of renewing the sublease for two additional five-year periods. Lease payments under the lease totaled approximately $95, $102 and $98, respectively, for the years ended January 31, 2001, 2000 and 1999.

                                      F14

10.  Discontinued Operations

Details of the results of operations of discontinued operations and net gain from disposition of subsidiaries are as follows:

                                                                           Year ended January 31,
                                                        -------------------------------------------------------------
                                                              2001                  2000                  1999
                                                        ------------------    -----------------     -----------------
     Net income (loss) of discontinued operations:
            AeroV                                       $    (1,847)          $            -        $          -
            NAC                                                   -                    5,170                (703)
                                                        ------------------    -----------------     -----------------
                                                        $    (1,847)          $        5,170        $       (703)
                                                        ==================    =================     =================
     Net gain from disposition of subsidiaries:
            AeroV                                       $      (386)          $            -        $          -
            NAC                                                 979                   10,193                   -
                                                        ------------------    -----------------     -----------------
                                                        $       593           $       10,193        $          -
                                                        ==================    =================     =================

E-Commerce Initiative

In February 2000 the Company established AeroV Inc. ("AeroV"). The purpose of AeroV was to design an electronic procurement platform to enable easy communication between the Internet and airlines' legacy systems, and to reduce supply chain costs. The proprietary software platform developed by AeroV is an operational system. In December 2000 the Board of Directors of the Company reassessed its strategic position with respect to AeroV, and approved a plan to sell AeroV. Management has had discussions with a number of interested parties, and is continuing to pursue all logical alternatives. The Company took a charge of $1,245 pre-tax to write down its investment in AeroV. AeroV has been accounted for as a discontinued operation and its results of operations and cash flows, and the estimated net loss on disposal of have been condensed and shown separately in the accompanying consolidated financial statements. AeroV had no significant sales during the year ended January 31, 2001.

In connection with the disposition of AeroV, the Company accrued for certain costs directly relating to the disposition. Transaction, legal and other costs relating to the disposition ($0.6 million) were included in other accrued liabilities at January 31, 2001 in the accompanying consolidated balance sheets.

Sale of NAC

On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. for $73 million in cash, subject to adjustment, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9, 1999 (the "Agreement"). NAC's operations included the repair and overhaul of gas turbine engines and accessories, and the remanufacturing of engine components and accessories. NAC has been accounted for as a discontinued operation for all years presented in the accompanying consolidated financial statements and its results of operations and cash flows through the date of sale, and the net gain on the sale have been reported separately.

Pursuant to the Agreement, Rolls-Royce North America, Inc. acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax liabilities, debt, amounts due to parent (First Aviation) and any contingent liabilities resulting from the Company's liquidation of its former defined benefit plan. During the year ended January 31, 2001 the sales price was adjusted by $2,050 to reflect a decrease in the amount of net assets sold. The amount paid had been accrued previously.

                                      F15

Sale of NAC

Summarized results of operations information for NAC are as follows.

                                                                       Nine months
                                                                          ended                Year ended
                                                                       October 31,             January 31,
                                                                           2000                   1999
                                                                     -----------------      ----------------
        Net sales                                                    $    85,400            $    94,074

        Earnings before interest and taxes                                 7,458                    820
        Net interest expense                                               1,251                  1,548
                                                                     -----------------      ----------------
        Earnings before income taxes                                       6,207                   (728)

        Net income                                                   $     5,170            $      (703)
                                                                     =================      ================

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

First Aviation also is liable, subject to certain limitations, for certain non-income tax and non-environmental related losses (as specified in the Agreement) that may be incurred by NAC subsequent to the sale. NAC is liable for the initial $1 million of such losses (the "Basic Threshold"). Any losses above the Basic Threshold will be borne by First Aviation. First Aviation's maximum liability for such losses cannot exceed $5 million in the aggregate. First Aviation has no liability for any claims for losses not submitted prior to March 1, 2001.

With respect to income taxes, First Aviation is liable, without limitation, for any and all income taxes that may be imposed upon NAC for all taxable periods ending on or prior to the closing date.

On February 28, 2001, the day prior to the expiration of most of the Company's representations and warranties under the Agreement, Rolls-Royce North America Inc. ("RRNA") filed a $10 million claim for indemnification with the American Arbitration Association. The claim seeks indemnification under provisions of the Agreement relating to environmental and non-environmental covenants and representations. Pursuant to the terms of the Agreement, the Company's liability for indemnification claims is limited to $5 million for environmental and $5 million for non-environmental claims (with limited exceptions related to taxes and other specified items). The Company has requested RRNA to provide factual support for the indemnification sought. As of April 27, 2001 RRNA has not responded. The Company believes the claim to be without merit, and will vigorously contest the claim.

Both First Aviation and Rolls-Royce are liable, without limitation, for any losses incurred relating to any breach of any representation or warranty made in the Agreement, and for any loss that occurs relating to matters specifically retained by the parties.

                                      F16

Sale of NAC

During the year ended January 31, 2000 the Company accrued for certain costs relating to the sale of NAC. Transaction costs and other costs directly relating to the sale, approximately $3.7 million, excluding the estimated sales price adjustment and liabilities under NAC's liquidated pension plan (see below), were charged against net income from disposition of subsidiaries. These costs were included in accrued compensation and related expenses ($2.3 million) and other accrued liabilities ($1.4 million) at January 31, 2000 in the accompanying consolidated balance sheets.

During the year ended January 31, 2001 $2,469 was charged against the accruals for compensation and other expenses. At January 31, 2001 approximately $1.5 million of accruals remain relating to the sale of NAC. In addition, the Company paid approximately $5.2 million of estimated income tax liabilities that arose as a result of the sale. The difference between the estimated income tax liabilities and the actual income tax liabilities reported, approximately $1.0 million, was recorded as net income (loss) from discontinued operations in the accompanying consolidated statements of operations.

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

In 1998, the Pension Benefit Guarantee Corporation ("PBGC") audited the liquidation of the NAC Plan. The PBGC disagreed with certain of the assumptions used by the consultants in calculating benefits due to the participants. As a result, the PBGC assessed the Company approximately $500, excluding interest. In June 1999, the PBGC rejected the Company's appeal and confirmed its finding. The Company also is liable for interest on the assessment, which the Company estimates to be approximately $100. Accordingly, the Company has provided $600 pre-tax to cover the liability related to this matter. The charge was classified against net income from disposition of subsidiaries in the accompanying consolidated statements of operations.

11.  Net Income (Loss) per Common Share

The following sets forth the denominator used in the computation of basic earnings per share and earnings per share - assuming dilution.

                                                                                Years ended January 31,
                                                                         2001             2000             1999
                                                                    ---------------  ---------------   --------------
   Denominator for basic net income (loss) per common share -
     weighted average shares                                            7,720,520       8,908,756         8,972,953

   Effect of dilutive warrants and employee stock options                       -          96,921                 -
                                                                    ---------------  ---------------   --------------

   Denominator for net income (loss) per common share -
     assuming dilution - adjusted weighted average shares
     and assumed conversions                                            7,720,520       9,005,677         8,972,953
                                                                    ===============  ===============   ==============

For the years ended January 31, 2001 and 1999 respectively, the denominator used in the calculation of net loss per common share from continuing operations - assuming dilution, was the same as the denominator used for basic loss per common share because the effect of warrants and options would have been antidilutive.

                                      F17

12.  Commitments and Contingencies

Commitments

The Company leases certain warehouse facilities, equipment and office space. Certain of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain lease agreements also contain escalation clauses that are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of January 31, 2001 are as follows:

                     Fiscal year 2002          $    665
                     Fiscal year 2003               665
                     Fiscal year 2004               639
                     Fiscal year 2005               612
                     Fiscal year 2006               490
                     Thereafter                   3,415
                                               --------
                                               $  6,486
                                               ========

Rental expense under noncancelable operating leases amounted to $830, $515, and $467 for the years ended January 31, 2001, 2000 and 1999, respectively.

Contingencies

During the year ended January 31, 2001 the Company incurred legal costs of approximately $0.7 million relating to litigation previously initiated by the Company for a copyright infringement suit against Oracle Corporation and Avanti Systems, Inc., and a claim against Gulf Insurance Corporation ("Gulf"), the Company's former provider of Directors and Officers insurance. The litigation with Gulf seeks reimbursement for costs incurred in the Company's successful defense against claims made by John F. Risko, a former officer and director.

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

                                      F18

13.  Quarterly Financial Information (unaudited)

                                                             First          Second         Third           Fourth
                                                            Quarter         Quarter       Quarter          Quarter
                                                            -------         -------       -------          -------
Year ended January 31, 2001

Net sales                                                  $  22,335       $  24,039      $  26,221       $  24,955

Gross profit                                                   4,760           5,354          5,606           5,148

Net income (loss) from continuing operations                      13             (71)           (29)           (489)

Net income (loss)                                          $    (116)      $    (362)     $     613       $  (1,965)

Basic net loss per share from continuing operations                -           (0.01)             -           (0.07)
Basic net income (loss) per common share                   $   (0.01)      $   (0.04)     $    0.08       $   (0.26)

Net loss per share from continuing operations -
    assuming dilution                                              -           (0.01)             -           (0.07)
Net income (loss) per common share - assuming
    dilution                                               $   (0.01)      $   (0.04)     $    0.08       $   (0.26)

Year ended January 31, 2000

Net sales                                                  $  18,414       $  20,511      $  21,530       $  22,544

Gross profit                                                   3,953           4,103          4,415           5,513
Non-recurring charge                                               -               -            410               -

Net income (loss) from continuing operations                    (400)           (107)          (296)            970

Net income (loss)                                          $   1,327       $   1,446      $   1,594       $  11,163

Basic net income (loss) per share from continuing
    operations                                                 (0.04)          (0.01)         (0.03)           0.11
Basic net income loss per common share                     $    0.15       $    0.16      $    0.18       $    1.29

Net income (loss) per share from continuing
    operations - assuming dilution                             (0.04)          (0.01)         (0.03)           0.11

Net income per common share - assuming dilution            $    0.15       $    0.16      $    0.18       $    1.29

                                      F19

Schedule II - Valuation and Qualifying Accounts

           First Aviation Services Inc. and Consolidated Subsidiaries
                             (amounts in thousands)

                                                Balance at
                                               beginning of                                     Balance as of
                                                  period         Additions       Deductions     end of period
                                              ---------------- --------------- --------------- -----------------
Description:
Year ended January 31, 1999
    Allowance for doubtful accounts             $    -              425             113 (a)      $   312
Year ended January 31, 2000
    Allowance for doubtful accounts             $  312              597              89 (a)      $   820
Year ended January 31, 2001
    Allowance for doubtful accounts             $  820              243             116 (a)      $   947

Year ended January 31, 1999
   Slow moving and obsolete inventory           $   18              286               -          $   304
Year ended January 31, 2000
   Slow moving and obsolete inventory           $  304              155              45 (b)      $   414
Year ended January 31, 2001
   Slow moving and obsolete inventory           $  414                7              45 (b)      $   376

(a) Write off of uncollectible accounts.
(b) Write off of excess and obsolete inventory.

                                      F20