Form 10-Q
period 2001-04-30
FIRST AVIATION SERVICES INC
filed 2001-06-15
CIK 1025743

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

                  For the quarterly period ended April 30, 2001

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__



The number of shares outstanding of the registrant's common stock as of June 8, 2001 is 7,190,268 shares.

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information

Item 1.  Financial Statements  (Unaudited):

         Consolidated Condensed Balance Sheets....................................................................3
         Consolidated Condensed Statements of Operations..........................................................4
         Consolidated Condensed Statements of Cash Flows..........................................................5
         Notes to Consolidated Condensed Financial Statements...................................................6-8

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and
         Liquidity and Capital Resources.......................................................................8-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.............................................11



                   Part II - Other Information and Signatures

Other Information and Signatures..............................................................................12-13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                               April 30,           January 31,
                                                                                  2001                2001
                                                                            -----------------    ----------------
Assets                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                                  $   29,533           $   31,855
   Trade receivables, net of allowance for doubtful accounts of
     $945 and $947, respectively                                                  16,580               15,860
   Inventory, net of allowance for obsolete and slow moving inventory
     of $323 and $376, respectively                                               20,471               21,803
   Prepaid expenses, deferred income taxes and other                               4,826                4,849
                                                                            -----------------    ----------------
Total current assets                                                              71,410               74,367

Plant and equipment, net                                                           4,533                4,638
Goodwill, net                                                                      1,692                1,709
                                                                            -----------------    ----------------
                                                                              $   77,635           $   80,714
                                                                            =================    ================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                           $   10,844           $   13,496
   Accrued compensation and related expenses, and
     other accrued liabilities                                                     3,848                4,321
   Income taxes payable                                                            2,120                2,120
   Revolving line of credit and current portion of
     obligations under capital leases                                                250               11,757
                                                                            -----------------    ----------------
Total current liabilities                                                         17,062               31,694

   Revolving line of credit                                                       11,500                    -
   Minority interest in subsidiary                                                 1,041      `         1,041
   Obligations under capital leases                                                   89                  147
                                                                            -----------------    ----------------
Total liabilities                                                                 29,692               32,882

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized,
     7,190,268 and 7,184,704 shares outstanding, respectively                         91                   91
   Additional paid-in capital                                                     38,625               38,625
   Retained earnings                                                              19,563               19,476
                                                                            -----------------    ----------------
                                                                                  58,279               58,192

   Less:  Treasury stock, at cost                                                (10,336)             (10,360)
                                                                            -----------------    ----------------
Total stockholders' equity                                                        47,943               47,832
                                                                            -----------------    ----------------
                                                                              $   77,635           $   80,714
                                                                            =================    ================

See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                                            Three months ended
                                                                                                April 30,
                                                                                        2001                  2000
                                                                                  -----------------     -----------------
Net sales                                                                            $   25,571            $   22,335
Cost of sales                                                                            20,362                17,575
                                                                                  -----------------     -----------------

Gross profit                                                                              5,209                 4,760
Selling, general and administrative expenses                                              4,735                 4,531
Corporate expenses                                                                          580                   747
                                                                                  -----------------     -----------------

Loss from operations                                                                       (106)                 (518)
Net interest income and other                                                               213                   530
Minority interest in subsidiary                                                             (10)                  (10)
                                                                                  -----------------     -----------------

Loss before benefit for income taxes                                                         97                     2
(Provision) benefit for income taxes                                                        (10)                   11
                                                                                  -----------------     -----------------
Net income from continuing operations                                                        87                    13

Net loss from discontinued operations, net of
   benefit for income taxes of $- and $66, respectively                                       -                  (129)
                                                                                  -----------------     -----------------
Net income (loss)                                                                    $       87            $     (116)
                                                                                  =================     =================

Basic net income (loss) per common share:

Net income from continuing operations per common share                               $     0.01            $        -
Net loss from discontinued operations per common share                                        -                 (0.01)
                                                                                  -----------------     -----------------
Basic net income (loss) per common share                                             $     0.01            $    (0.01)
                                                                                  =================     =================
Shares used in the calculation of basic net income (loss) per
   common share                                                                       7,186,454             7,987,897
                                                                                  =================     =================
Net income (loss) per common share - assuming dilution:

Net income from continuing operations per common share                               $     0.01            $        -
Net loss from discontinued operations per common share                                        -                 (0.01)
                                                                                  -----------------     -----------------
Net income (loss) per common share - assuming dilution                               $     0.01            $    (0.01)
                                                                                  =================     =================
Shares used in the calculation of net income (loss) per common
   share - assuming dilution                                                          7,191,651             8,169,357
                                                                                  =================     =================


See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                          Three months ended
                                                                                              April 30,
                                                                                      2001                 2000
                                                                                 ----------------     ----------------
Cash flows from operating activities
Net income from continuing operations                                            $          87           $       13
Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization expense                                                   348                  255
   Stock compensation                                                                       24                   28
Changes in assets and liabilities:
   Trade receivables                                                                      (720)              (1,347)
   Inventories                                                                           1,332               (3,586)
   Prepaid expenses, deferred income taxes and other                                        23                 (248)
   Accounts payable                                                                     (2,652)               6,609
   Accrued compensation and related expenses,
       and other accrued liabilities                                                      (307)                (451)
   Income taxes payable                                                                      -                  (77)
                                                                                 ----------------     ----------------
Net cash provided by (used in) operating activities of continuing operations            (1,865)               1,196
Net cash used in operating activities of discontinued operations                          (166)              (5,619)
                                                                                 ----------------     ----------------
Net cash used in operating activities                                                   (2,031)              (4,423)

Cash flows from investing activities
Purchases of plant and equipment of continuing operations                                 (226)                (825)
Purchases of plant, equipment and capitalized software of
   discontinued operations                                                                   -                 (504)
                                                                                 ----------------     ----------------
Net cash used in investing activities                                                     (226)              (1,329)

Cash flows from financing activities
Net repayments (borrowings) on revolving line of credit                                      -                 (700)
Repurchases of common stock for treasury                                                     -               (2,267)
Incurrence of (principal payments on) capital lease obligations                            (65)                   8
                                                                                 ----------------     ----------------
Net cash used in financing activities of continuing operations                             (65)              (2,959)
                                                                                 ----------------     ----------------

Net decrease in cash and cash equivalents                                               (2,322)              (8,711)

Cash and cash equivalents at beginning of period                                        31,855               50,104
                                                                                 ----------------     ----------------
Cash and cash equivalents at end of period                                       $      29,533           $   41,393
                                                                                 ================     ================
Supplemental cash flow disclosures:
   Interest paid                                                                 $          67           $      171
                                                                                 ================     ================
   Income taxes paid (discontinued operation)                                    $           -           $    5,175
                                                                                 ================     ================
   Acquisition of equipment through capital lease obligation                     $           -           $      315
                                                                                 ================     ================

See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                 April 30, 2001

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International Inc. ("API"), Aircraft Products International Ltd., and API Asia Pacific Inc. (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of third party logistics and inventory management services to the aerospace industry. Customers of the Company include passenger and cargo airlines, fleet operators, corporate aircraft operators, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2001.

As described in Note 4, during the last quarter of the prior fiscal year, the Company approved a plan to dispose AeroV Inc. ("AeroV"), its e-commerce subsidiary. Accordingly, AeroV has been accounted for as a discontinued operation and its prior year results of operations and cash flows have been condensed and reported separately in the accompanying consolidated condensed financial statements.


2.  Revolving Line of Credit

API has a $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility. Borrowings under the facility totaled $11.5 million at April 30, 2001. Borrowings are guaranteed by First Aviation. The credit facility originally would have expired on May 1, 2001. On April 27, 2001, the facility was extended until July 1, 2001. On June 7, 2001, the agreement was renewed for two years on substantially the same terms and conditions.


3.  Treasury Stock and Weighted Average Shares Outstanding - Assuming Dilution

Share repurchases under the Company's previously announced share buy back program had no impact on earnings per share for the three months ended April 30, 2001 and 2000, respectively. During the three months ended April 30, 2000 the Company repurchased a 458,818 share block of its common stock for approximately $2,267.

3. Treasury Stock and Weighted Average Shares Outstanding - Assuming Dilution (continued)

The following sets forth the computation of net income from continuing operations per common share - assuming dilution:

                                                                                Three months ended
                                                                                    April 30,
                                                                               2001            2000
                                                                             ---------      ---------
        Denominator:
           Denominator for basic net income from continuing
             operations per common share - weighted average shares           7,186,454      7,987,897

           Effect of dilutive employee stock options                             5,197        181,460
                                                                             ---------      ---------
           Denominator for net income per common share
             from continuing operations - assuming dilution -
             adjusted weighted average shares and assumed dilutions          7,191,651      8,169,357
                                                                             =========      =========

4.  Discontinued Operations

AeroV

AeroV had no sales during the three months ended April 30, 2001 and 2000. In connection with the disposition of AeroV, the Company accrued for certain costs directly relating to the disposition. Transaction, legal and other costs relating to the disposition ($600) were included in other accrued liabilities at January 31, 2001 in the accompanying condensed balance sheets. During the three months ended April 30, 2001, $166 was charged against the accrual for payroll and other disposition related costs. Management expects that the balance of the accrual will be utilized prior to the year ended January 31, 2002.

National Airmotive Corporation ("NAC") - Amendment to NAC Sale Agreement

On May 15, 2001 the Company and Rolls-Royce North America, Inc. ("RRNA") reached an agreement whereby all past, present and future claims that had been or could have been asserted under the Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9, 1999 (the "Agreement") were released, and the arbitration was discontinued. In addition, RRNA assumed all rights and responsibilities, including legal fees and other costs from the settlement date forward, relating to litigation previously initiated by the Company and NAC against Oracle Corporation and Avanti Systems, Inc., relating to a copyright infringement suit. The cost of the settlement to First Aviation was nominal, and will be charged against the accrual related to the sale (see below) during the quarter ended July 31, 2001.

Pursuant to the terms of the Agreement, but prior to the amendment described above, the Company was subject to certain indemnification provisions resulting from the sale. On February 28, 2001, the day prior to the expiration of most of the Company's representations and warranties under the Agreement, RRNA filed a $10 million claim for indemnification with the American Arbitration Association. The claim sought indemnification under provisions of the Agreement relating to environmental and non-environmental covenants and representations. The Company's liability for indemnification claims under the Agreement had been limited to $5 million for environmental and $5 million for non-environmental claims (with limited exceptions related to taxes and other specified items). The Company previously had requested RRNA to provide factual support for the indemnification sought.

On November 1, 1999, the Company had consummated the sale of the stock of NAC, its former wholly owned subsidiary, to RRNA. NAC's operations included the repair and overhaul of gas turbine engines and accessories, and the remanufacturing of engine components and accessories. Pursuant to the Agreement, RRNA had acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax liabilities, debt, amounts due to parent (First Aviation) and any contingent liabilities resulting from the Company's liquidation of its former defined benefit plan for $73 million, subject to adjustment. During the three months ended July 31, 2000 the sales price was adjusted by $2,050 to reflect a decrease in the amount of net assets sold. The amount paid had been accrued previously.

During the year ended January 31, 2000 the Company accrued for certain costs related to the sale of NAC. During the three months ended April 30, 2001 $49 was charged against the accrual. At April 30, 2001 approximately $1,500 remains in other accrued liabilities relating to the sale of NAC. There was no net income or loss relating to NAC in either of the three months ended April 30, 2001 and 2000, respectively. During the quarter ended April 30, 2000 the Company paid $5,175 of estimated income tax liabilities that arose as a result of the sale.


5.  Income taxes

The effective income tax rate on continuing operations for the three months ended April 30, 2001 was 10%. Management expects that the effective income tax rate on continuing operations will approximate 10% for the year ended January 31, 2002. The difference between the statutory income tax rate and the Company's effective income tax rate is due principally to a reduction in certain accrued income tax exposures as a result of changes in estimates. The effective income tax rate for the three months ended April 30, 2000 was positively affected by a re-allocation of state tax benefits to continuing operations.


Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements, as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts from its principal suppliers on a timely basis, market and economic conditions, the effects of increases in fuel costs on the Company's customers, aircraft operators and freight carriers utilized by the Company, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors discussed in this Quarterly Report on Form 10-Q.


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

For the three months ended April 30, 2001 the Company recorded a record level of sales for a first quarter. Net sales for the three months ended April 30, 2001 increased $3.3 million, or 14.5%, to $25.6 million from $22.3 million for the three months ended April 30, 2000.

Net sales during the three months ended April 30, 2001 increased compared to the prior year as a result of increased domestic market share in parts supplied to the general aviation and airline markets as well as growth in international sales. The Company has grown at rates substantially higher than the rate of growth of the market. Although the growth of the market is expected to be negligible, the Company expects to continue to grow at rates significantly in excess of the market.

Cost of Sales

Cost of sales for the three months ended April 30, 2001 increased $2.8 million, or 15.9%, to $20.4 million from $17.6 million for the three months ended April 30, 2000. As a percentage of net sales, cost of sales increased to 79.6% compared to 78.7% for the comparable period of the prior year.

Gross Profit

For the three months ended April 30, 2001 gross profit of $5.2 million was a record for a first quarter. Gross profit for the three months ended April 30, 2001 increased $0.4 million, or 9.4%, to $5.2 million from $4.8 million for the three months ended April 30, 2000. Gross profit as a percentage of net sales decreased to 20.4% from 21.3% as a result of inventory price increases, changes in product mix and competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 30, 2001 increased $0.2 million, or 4.5%, to $4.7 million from $4.5 million for the three months ended April 30, 2000. The increase is attributable to the growth in net sales and gross profit, and an increase in personnel costs, offset by lower start up costs related to international expansion.

Corporate Expenses

Corporate expenses for the three months ended April 30, 2001 decreased $0.2 million to $0.6 million from $0.8 million for the three months ended April 30, 2000.

Net Interest Income and Other

Net interest income and other for the three months ended April 30, 2001 decreased $0.3 million to $0.2 million from $0.5 million for the three months ended April 30, 2000. The decrease was due principally to a decrease in interest earned due to lower average cash balances during the three months ended April 30, 2001, and a decline in interest rates.

(Provision) Benefit for Income Taxes

The effective income tax rate on continuing operations for the three months ended April 30, 2001 was 10%. Management expects that the effective income tax rate on continuing operations will approximate 10% for the year ended January 31, 2002. The difference between the statutory income tax rate and the Company's effective income tax rate is due principally to a reduction in certain accrued income tax exposures as a result of changes in estimates. The effective income tax rate for the three months ended April 30, 2000 was positively affected by a re-allocation of state tax benefits to continuing operations.

Net Income from Continuing Operations

For the three months ended April 30, 2001 the Company earned approximately $0.1 million from continuing operations. This compares to approximately break even from continuing operations for the comparable period of the prior year. The increase in net income is due to higher sales and gross profit, combined with management's focus on controlling and reducing selling, general and administrative expenses and corporate expenses, offset by a reduction in net interest income.

Net Loss from Discontinued Operations

There was no net income or loss from discontinued operations for the three months ended April 30, 2001. For the three months ended April 30, 2000 the net loss from discontinued operations was $0.1 million, and related solely to the start up of AeroV.

Net Income (Loss) and Net Income (Loss) per Common Share

The Company had net income of $0.1 million, or $0.01 per common share for the three months ended April 30, 2001, compared to a net loss of $0.1 million, or $0.01 per common share for the three months ended April 30, 2000. The increase was due to the reasons described in the preceding sections. Share repurchases under the Company's previously announced share buy back program had no impact on earnings per share for the three months ended April 30, 2001 and 2000, respectively.

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

The Company's cash used in operating activities of continuing operations for the three months ended April 30, 2001 was $1.9 million, compared to cash provided of $1.2 million for the three months ended April 30, 2000. The decrease in cash provided by operating activities compared to the comparable period of the prior year was due principally to a reduction in accounts payable, offset by a smaller decrease in inventory. Cash used in investing activities of continuing operations during these same periods was $0.2 million and $0.8 million, respectively. The decrease in cash used for investing activities was due to lower capital spending requirements. As a result of investments made in prior years, the Company expects its capital requirements to be lower than the prior year. Cash used in financing activities during the three months ended April 30, 2001 was $0.1 million, compared to cash used of $3.0 million for the three months ended April 30, 2000. Cash used in financing activities during the three months ended April 30, 2000 included approximately $2.3 million used to repurchase shares of the Company's common stock. In addition, during the three months ended April 30, 2000 the Company repaid $700 on its revolving credit facility. At April 30, 2001 the Company's debt level was consistent from the prior year-end, thus no cash was used for repayments under the facility.

API has a $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants on API, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility. Borrowings under the facility totaled $11.5 million at April 30, 2001. Approximately $7.8 million was available under the facility at April 30, 2001. Borrowings are guaranteed by First Aviation. The credit facility originally would have expired on May 1, 2001. On April 27, 2001, the facility was extended until July 1, 2001. On June 7, 2001, the agreement was renewed for two years on substantially the same terms and conditions.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risks

Borrowings of the Company are denominated in U.S. dollars. The Company's Canadian operations utilize the Canadian dollar as the functional currency. The Company's Asian operation utilizes the U.S. dollar as its functional currency. Foreign currency translation and transaction gains and losses are included in earnings. Foreign currency transaction exposure relates primarily to foreign currency denominated trade receivables and the transfer of foreign currency from subsidiaries to the parent company. The Company has transactions denominated in Canadian dollars and Philippines pesos. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Translation and transaction gains and losses have not been significant, and the Company has experienced no significant changes in risk during the three months ended April 30, 2001.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

On May 15, 2001 the Company and RRNA reached an agreement whereby all past, present and future claims that had been or could have been asserted under the Agreement were released, and the arbitration was discontinued. In addition, RRNA assumed all rights and responsibilities, including legal fees and other costs from the settlement date forward, relating to litigation previously initiated by the Company and NAC against Oracle Corporation and Avanti Systems, Inc., relating to a copyright infringement suit. The cost of the settlement to First Aviation was nominal.

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE.

Item 5. Other Information

NONE.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number                       Description of Exhibit
-------                      ----------------------
10.48                      Second Amendment to Commercial Revolving Loan and Security Agreement
                           dated as of April 27, 2001 between Hudson United Bank and Aerospace
                           Products International, Inc.

10.49                      Second Reaffirmation dated as of April 27, 2001 by First Aviation
                           Services Inc. and in favor of Hudson United Bank.

(b) Reports on Form 8-K.

     Form 8-K dated June 8, 2001 announcing strong first quarter growth for the quarter ended April 30, 2001.

     Form 8-K dated May 15, 2001 announcing strong growth at Aerospace Products International for the first quarter ended April 30, 2001.




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

                                   First Aviation Services Inc.
                                   ----------------------------
                                            (Registrant)



Date: June 13, 2001

                                   /s/ Michael C. Culver
                                   ---------------------------
                                   Michael C. Culver,
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)



Date: June 13, 2001                /s/ John A. Marsalisi
                                   -------------------------------------------
                                   Vice President, Secretary, Director and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)