Form 10-Q
period 2001-07-31
FIRST AVIATION SERVICES INC
filed 2001-09-14
CIK 1025743

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

                  For the quarterly period ended July 31, 2001
                                                 -------------

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



The number of shares outstanding of the registrant's common stock as of September 12, 2001 is 7,204,251 shares.

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information
                         ------------------------------


Item 1.  Financial Statements  (Unaudited):

         Consolidated Condensed Balance Sheets....................................................................3
         Consolidated Condensed Statements of Operations........................................................4-5
         Consolidated Condensed Statements of Cash Flows..........................................................6
         Notes to Consolidated Condensed Financial Statements...................................................7-9

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and
         Liquidity and Capital Resources......................................................................10-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.............................................14



                   Part II - Other Information and Signatures
                   ------------------------------------------

Other Information and Signatures..............................................................................14-15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                               July 31,         January 31,
                                                                                2001               2001
                                                                            --------------    --------------
                                                                             (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                               $    32,914       $    31,855
      Trade receivables, net of allowance for doubtful
         accounts of $1,021 and $947, respectively                                 16,655            15,860
      Inventory, net of allowance for obsolete and slow moving
         inventory of $375 and $376, respectively                                  23,112            21,803
      Prepaid expenses, deferred income taxes and other                             3,905             4,849
                                                                            --------------    --------------

Total current assets                                                               76,586            74,367

Plant and equipment, net                                                            4,419             4,638
Goodwill, net                                                                       1,676             1,709
                                                                            --------------    --------------
                                                                              $    82,681       $    80,714
                                                                            ==============    ==============

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                        $    14,411       $    13,496
      Accrued compensation and related expenses, and
          other accrued liabilities                                                 2,288             4,321
      Income taxes payable                                                          1,910             2,120
      Revolving line of credit and current portion of
          obligations under capital leases                                            250            11,757
                                                                            --------------    --------------

Total current liabilities                                                          18,859            31,694

      Revolving line of credit                                                     14,000                 -
      Minority interest in subsidiary                                               1,041             1,041
      Obligations under capital leases                                                 23               147
                                                                            --------------    --------------

Total liabilities                                                                  33,923            32,882

Stockholder's equity:

      Common stock, $0.01 par value, 25,000,000 shares authorized,
          7,204,251 and 7,184,704 shares outstanding, respectively                     91                91
      Additional paid-in capital                                                   38,615            38,625
      Retained earnings                                                            20,340            19,476
                                                                            --------------    --------------
                                                                                   59,046            58,192

      Less:  Treasury stock, at cost                                              (10,288)          (10,360)
                                                                            --------------    --------------
Total stockholders' equity                                                         48,758            47,832
                                                                            --------------    --------------

                                                                              $    82,681       $    80,714
                                                                            ==============    ==============

See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)



                                                                                              Three months ended
                                                                                                   July 31,
                                                                                             2001            2000
                                                                                         --------------  --------------

Net sales                                                                                   $   27,564      $   24,039
Cost of sales                                                                                   21,875          18,685
                                                                                         --------------  --------------

Gross profit                                                                                     5,689           5,354
Selling, general and administrative expenses                                                     4,982           5,043
Corporate expenses                                                                                 731             829
                                                                                         --------------  --------------

Loss from operations                                                                               (24)           (518)
Net interest income and other                                                                      113             367
Minority interest in subsidiary                                                                    (11)            (11)
                                                                                         --------------  --------------

Income (loss) before income taxes                                                                   78            (162)
(Provision) benefit for income taxes                                                                (8)             91
                                                                                         --------------  --------------

Income (loss) from continuing operations                                                            70             (71)
Loss from discontinued operations, net of benefit for income taxes of $150                           -            (291)
Income from disposition of subsidiary, net of provision for income taxes of $405                   707               -
                                                                                         --------------  --------------

Net income (loss)                                                                           $      777      $     (362)
                                                                                         ==============  ==============

Basic net income (loss) per common share:

Income (loss) from continuing operations per common share                                   $     0.01      $    (0.01)
Loss from discontinued operations per common share                                                   -           (0.04)
Income from disposition of subsidiary per common share                                            0.10               -
                                                                                         --------------  --------------

Basic net income (loss) per common share                                                    $     0.11      $    (0.05)
                                                                                         ==============  ==============

Shares used in the calculation of basic net income (loss)
   per common share                                                                          7,194,419       7,682,082
                                                                                         ==============  ==============

Net income (loss) per common share - assuming dilution:

Income (loss) from continuing operations per common share                                   $     0.01      $    (0.01)
Loss from discontinued operations per common share                                                   -           (0.04)
Income from disposition of subsidiary per common share                                            0.10               -
                                                                                         --------------  --------------

Net income (loss) per common share - assuming dilution                                      $     0.11      $    (0.05)
                                                                                         ==============  ==============

Shares used in the calculation of net income (loss) per common
  share - assuming dilution                                                                  7,211,742       7,682,082
                                                                                         ==============  ==============


See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                                               Six months ended
                                                                                                   July 31,
                                                                                             2001            2000
                                                                                         --------------  --------------

Net sales                                                                                   $   53,136     $    46,374
Cost of sales                                                                                   42,238          36,261
                                                                                         --------------  --------------

Gross profit                                                                                    10,898          10,113
Selling, general and administrative expenses                                                     9,716           9,574
Corporate expenses                                                                               1,312           1,576
                                                                                         --------------  --------------

Loss from operations                                                                              (130)         (1,037)
Net interest income and other                                                                      325             898
Minority interest in subsidiary                                                                    (21)            (21)
                                                                                         --------------  --------------

Income (loss) before income taxes                                                                  174            (160)
(Provision) benefit for income taxes                                                               (17)            102
                                                                                         --------------  --------------

Income (loss) from continuing operations                                                           157             (58)
Loss from discontinued operations, net of benefit for income taxes of $216                           -            (419)
Income from disposition of subsidiary, net of provision for income taxes of $405                   707               -
                                                                                         --------------  --------------

Net income (loss)                                                                           $      864     $      (477)
                                                                                         ==============  ==============

Basic net income (loss) per common share:

Income (loss) from continuing operations per common share                                   $     0.02     $     (0.01)
Loss from discontinued operations per common share                                                   -           (0.05)
Income from disposition of subsidiary per common share                                            0.10               -
                                                                                         --------------  --------------

Basic net income (loss) per common share                                                    $     0.12     $     (0.06)
                                                                                         ==============  ==============

Shares used in the calculation of basic net income (loss)
   per common share                                                                          7,190,502       7,833,311
                                                                                         ==============  ==============

Net income (loss) per common share - assuming dilution:

Income (loss) from continuing operations per common share                                   $     0.02     $     (0.01)
Loss from discontinued operations per common share                                                   -           (0.05)
Income from disposition of subsidiary per common share                                            0.10               -
                                                                                         --------------  --------------

Net income (loss) per common share - assuming dilution                                      $     0.12     $     (0.06)
                                                                                         ==============  ==============

Shares used in the calculation of net income (loss) per common
  share - assuming dilution                                                                  7,199,785       7,833,311
                                                                                         ==============  ==============


See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                          Six months ended
                                                                                              July 31,
                                                                                        2001            2000
                                                                                     -----------     -----------
Cash flows from operating activities
Income from continuing operations                                                      $    157        $    (58)
Adjustments to reconcile income (loss) from continuing
     operations to net cash from operating activities:
      Depreciation and amortization                                                         685             576
      Stock compensation                                                                     52              46
Changes in assets and liabilities:
      Trade receivables                                                                    (795)         (2,153)
      Inventory                                                                          (1,309)         (6,457)
      Prepaid expenses, deferred income taxes and other                                     539            (760)
      Accounts payable                                                                      915           4,514
      Accrued compensation and related expenses, and other accrued liabilities             (921)           (497)
      Income taxes payable                                                                 (210)              -
                                                                                     -----------     -----------

Net cash used in operating activities of continuing operations                             (887)         (4,789)
Net cash used in operating activities of discontinued operations                              -          (9,585)
                                                                                     -----------     -----------

Net cash used in operating activities                                                      (887)        (14,374)

Cash flows from investing activities
Purchases of plant and equipment of continuing operations                                  (433)         (1,176)
Purchases of plant, equipment and capitalized software of
     discontinued operations                                                                  -          (1,469)
                                                                                     -----------     -----------

Net cash used in investing activities                                                      (433)         (2,645)

Cash flows from financing activities
Net borrowings on revolving line of credit                                                2,500           3,600
Repurchases of common stock for treasury                                                      -          (2,267)
Principal payments on capital lease obligations                                            (131)            (53)
Other                                                                                        10              12
                                                                                     -----------     -----------

Net cash provided by financing activities of continuing operations                        2,379           1,292
                                                                                     -----------     -----------

Net increase (decrease) in cash and cash equivalents                                      1,059         (15,727)

Cash and cash equivalents at beginning of period                                         31,855          50,104
                                                                                     -----------     -----------

Cash and cash equivalents at end of period                                             $ 32,914        $ 34,377
                                                                                     ===========     ===========

Supplemental cash flow disclosures:
      Interest paid                                                                    $    101        $    352
                                                                                     ===========     ===========
      Income taxes paid                                                                $      -        $  5,175
                                                                                     ===========     ===========
      Acquisition of equipment through capital lease obligation                        $      -        $    315
                                                                                     ===========     ===========




See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                  July 31, 2001

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International Inc. ("API"), Aircraft Products International Ltd., and API Asia Pacific Inc. (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of supply chain management services, including third party logistics and inventory management services, to the aerospace industry. Customers of the Company include original equipment manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three and six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2001.

As described in Note 4, in prior years the Company sold its former wholly owned subsidiary, National Airmotive Corporation ("NAC"). In addition, during the last quarter of the prior fiscal year, the Company approved a plan to dispose of AeroV Inc. ("AeroV"), its former e-commerce subsidiary. Accordingly, NAC and AeroV have been accounted for as discontinued operations and their prior year results of operations and cash flows have been condensed and reported separately in the accompanying consolidated condensed financial statements.


2.  Revolving Line of Credit

On June 7, 2001, API entered into a $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and First Aviation guarantees all borrowings under the facility. The Agreement expires July 1, 2003. Borrowings under the facility totaled $14 million at July 31, 2001. This agreement replaces a prior agreement that contained substantially the same terms and conditions. As a result of this new agreement, borrowings under the facility were reclassified to long term at July 31, 2001.


3.  Treasury Stock and Shares Outstanding

Share repurchases under the Company's previously announced share buy back program had no impact on earnings (loss) per share for the three and six months ended July 31, 2001 and 2000, respectively. During the six months ended July 31, 2000 the Company repurchased a 458,818 share block of its common stock for approximately $2,267.

The following sets forth the computation of the denominator used in the calculation of basic net income (loss) per common share and net income (loss) per common share - assuming dilution:

                                                              Three months ended                 Six months ended
                                                                   July 31,                          July 31,
                                                            2001             2000              2001           2000
                                                        --------------   --------------    -------------- --------------
Denominator:
   Denominator for basic net income (loss)
        from continuing operations per common
        share  - weighted average shares                    7,194,419        7,682,082         7,190,502      7,833,311

     Effect of dilutive employee stock options                 17,323                -             9,283              -
                                                        --------------   --------------    -------------- --------------

   Denominator for net income (loss) per
        common share from continuing operations -
        assuming dilution - adjusted weighted
        average shares and assumed dilutions                7,211,742        7,682,082         7,199,785      7,833,311
                                                        ==============   ==============    ============== ==============


For the three and six months ended July 31, 2000, respectively, the denominator used in the calculation of net income (loss) per common share - assuming dilution, was the same as the denominator used in the calculation of basic net income (loss) per common share because the effect of employee stock options would have been antidilutive.


4.  Discontinued Operations

AeroV

AeroV had no sales during the three and six months ended July 31, 2000, respectively. The net loss from discontinued operations for the three and six months ended July 31, 2000 relates solely to the operations of AeroV prior to its discontinuance. In connection with the disposition of AeroV, the Company accrued $660 for transaction, legal and certain other costs directly relating to the disposition. These costs were included in other accrued liabilities at January 31, 2001 in the accompanying condensed balance sheets. During the three and six months ended July 31, 2001, $89 and $254, respectively, was charged against the accrual for payroll and other disposition related costs. Management expects that the balance of the accrual will be utilized prior to January 31, 2002.

NAC

On November 1, 1999, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. ("RRNA") dated as of September 9, 1999 (the "Agreement") the Company had consummated the sale of the stock of NAC, its former wholly owned subsidiary, to RRNA. NAC's operations included the repair and overhaul of gas turbine engines and accessories, and the remanufacturing of engine components and accessories. Pursuant to the Agreement, RRNA had acquired substantially all of the assets and assumed certain liabilities of NAC, subject to adjustment, excluding income tax liabilities, debt, and amounts due to parent (First Aviation). During the three months ended July 31, 2000 the sales price was adjusted by $2,050 to reflect a decrease in the amount of net assets sold.

Pursuant to the terms of the Agreement, but prior to the amendment described below, the Company was subject to certain indemnification provisions resulting from the sale. On February 28, 2001, the day prior to the expiration of most of the Company's representations and warranties under the Agreement, RRNA filed a $10 million claim for indemnification with the American Arbitration Association. The claim sought indemnification under provisions of the Agreement relating to environmental and non-environmental covenants and representations. The Company's liability for indemnification claims under the Agreement had been limited to $5 million for environmental and $5 million for non-environmental claims (with limited exceptions related to taxes and other specified items).

On May 15, 2001 the Company and RRNA reached an agreement releasing the Company from any claim, cause of action or liability of any nature whatsoever which has arisen, or thereafter may arise from any covenant, negligence, representation, warranty, indemnity, transaction, failure, omission or communication under the Agreement, and the arbitration was discontinued. In addition, RRNA assumed all rights and responsibilities, including legal fees and other costs from the settlement date forward, relating to litigation previously initiated by the Company and NAC against Oracle Corporation and Avanti Systems, Inc., relating to a copyright infringement suit.

During the year ended January 31, 2000, the Company had accrued for certain costs directly related to the sale of NAC. These costs were included in other accrued liabilities in the accompanying condensed balance sheets. During the three and six months ended July 31, 2001, $189 and $238 was charged against the accrual, respectively. In addition, during the three months ended July 31, 2001, the Company recorded a net credit of $707, after applicable income taxes of $405, due to the reduction of accruals previously recorded in connection with the disposition. The credit was included in income from disposition of subsidiary in the accompanying condensed statements of operations.


5.  Income taxes

The effective income tax rate on continuing operations for the three and six months ended July 31, 2001 was 10%. Management expects that the effective income tax rate on continuing operations will approximate 10% for the full year ended January 31, 2002. The difference between the statutory income tax rate and the Company's effective income tax rate is due principally to a reduction in certain accrued income tax exposures as a result of changes in estimates. The effective income tax rate on continuing operations for the three and six months ended July 31, 2000 was positively affected by a re-allocation of state tax benefits to continuing operations.

During the six months ended July 31, 2000 the Company paid $5,175 of income tax liabilities that arose as a result of the sale of NAC.


6.  New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $40, or $0.01 per share per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 31, 2002. The Company has not yet determined what the effect of these tests will be, if any, on the earnings and financial position of the Company.

7.  Subsequent Events

On August 14, 2001, the Company entered into a contract with Superior Air Parts Inc. ("Superior") under which the Company will provide Superior a variety of third party logistics services. In addition, the Company was named a distributor of parts manufactured by Superior. The Company also acquired five regional distribution centers, inventory and the associated distribution business of Superior for $4.6 million in cash.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements, as well as the future prospects of the Company, specific consideration should be given to various factors, including the events of September 11, 2001, the outcome or results thereof which are unknown to management at this time, the Company's ability to obtain parts from its principal suppliers on a timely basis, market and economic conditions, the effects of increases in fuel costs on the Company's customers, aircraft operators and freight carriers utilized by the Company, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors discussed in this Quarterly Report on Form 10-Q.

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

On August 14, 2001, the Company entered into a contract with Superior under which the Company will provide Superior a variety of third party logistics services. In addition, the Company was named a distributor of parts manufactured by Superior. The Company also acquired five regional distribution centers, inventory and the associated distribution business of Superior for $4.6 million in cash.

Results of Operations

Net Sales

The Company's net sales consist of sales of parts and components, component overhaul services and provision of third party logistics and inventory management services. Net sales are recorded when parts, components and repaired items are shipped, or when supply chain management services have been provided.

Net sales for the three months ended July 31, 2001 increased $3.5 million, or 14.7%, to $27.6 million from $24.0 million for the three months ended July 31, 2000. Net sales during the three months ended July 31, 2001 increased compared to the prior year as a result of increased domestic market share in parts supplied to the general aviation and airline markets as well as growth in international sales.

Net sales for the six months ended July 31, 2001 increased $6.8 million, or 14.6%, to $53.1 million from $46.3 million for the six months ended July 31, 2000. Net sales during the six months ended July 31, 2001 increased compared to the prior year as a result of increased domestic market share in parts supplied to the general aviation and airline markets as well as growth in international sales.

Cost of Sales

Cost of sales for the three months ended July 31, 2001 increased $3.1 million, or 17.1%, to $21.2 million from $18.7 million for the three months ended July 31, 2000. As a percentage of net sales, cost of sales increased to 79.4% compared to 77.7% for the comparable period of the prior year.

Cost of sales for the six months ended July 31, 2001 increased $5.9 million, or 16.5%, to $42.2 million from $36.2 million for the six months ended July 31, 2000. As a percentage of net sales, cost of sales increased to 79.5% compared to 78.2% for the comparable period of the prior year.

Gross Profit

Gross profit for the three months ended July 31, 2001 increased $0.3 million, or 6.3%, to $5.7 million from $5.4 million for the three months ended July 31, 2000. Gross profit as a percentage of net sales decreased to 20.6% from 22.3%.

Gross profit for the six months ended July 31, 2001 increased $0.8 million, or 7.8%, to $10.9 million from $10.1 million for the six months ended July 31, 2000. Gross profit as a percentage of net sales decreased to 20.5% from 21.8%.

Gross profit for the three and six months ended July 31, 2001 increased compared to the prior year due to the increase in revenues. Gross profit as a percentage of net sales decreased as a result of inventory price increases, changes in product mix and competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended July 31, 2001 decreased $0.1 million, or 1.2%, to $4.9 million from $5.0 million for the three months ended July 31, 2000. The decrease is attributable principally to a reduction in start up costs related to international expansion, offset partially by an increase in personnel costs.

Selling, general and administrative expenses for the six months ended July 31, 2001 increased $0.1 million, or 1.5%, to $9.7 million from $9.6 million for the six months ended July 31, 2000. The increase is attributable to the growth in net sales.

Corporate Expenses

Corporate expenses for the three months ended July 31, 2001 decreased $0.1 million to $0.7 million from $0.8 million for the three months ended July 31, 2000. Corporate expenses for the six months ended July 31, 2001 decreased $0.3 million to $1.3 million from $1.6 million for the six months ended July 31, 2000. Corporate expenses for the three and six months ended July 31, 2001 decreased principally as a result of lower legal costs.

Net Interest Income and Other

Net interest income and other for the three months ended July 31, 2001 decreased $0.3 million to $0.1 million from $0.4 million for the three months ended July 31, 2000. Net interest income and other for the six months ended July 31, 2001 decreased $0.6 million to $0.3 million from $0.9 million for the six months ended July 31, 2000.

The decrease in net interest income and other during the three and six months ended July 31, 2001 was due to a decline in interest rates, combined with the effect of lower average cash balances.

(Provision) Benefit for Income Taxes

The effective income tax rate on continuing operations for the three and six months ended July 31, 2001 was 10%. Management expects that the effective income tax rate on continuing operations will approximate 10% for the year ended January 31, 2002. The difference between the statutory income tax rate and the Company's effective income tax rate is due principally to a reduction in certain accrued income tax exposures as a result of changes in estimates. The effective income tax rate for the three and six months ended July 31, 2000 was positively affected by a re-allocation of state tax benefits to continuing operations.

Income (Loss) from Continuing Operations

For the three months ended July 31, 2001 the Company earned approximately $0.1 million from continuing operations. This compares to a loss from continuing operations of approximately $0.1 million for the comparable period of the prior year. The increase in net income is due to higher sales and gross profit, combined with a decrease in legal costs, and management's focus on controlling and reducing the growth of selling, general and administrative expenses and corporate expenses, offset by a reduction in net interest income.

For the six months ended July 31, 2001 the Company earned approximately $0.2 million from continuing operations. This compares to a loss from continuing operations of approximately $0.1 million for the comparable period of the prior year. The increase in net income is due to higher sales and gross profit, combined with a decrease in legal costs, and management's focus on controlling and reducing the growth of selling, general and administrative expenses and corporate expenses, offset by a reduction in net interest income.

Loss from Discontinued Operations

There was no net income or loss from discontinued operations for the three and six months ended July 31, 2001. For the three and six months ended July 31, 2000 the net loss from discontinued operations was $0.3 and $0.4 million, respectively, and related solely to the operations of AeroV.

Income from Disposition of Subsidiary

For the three and six months ended July 31, 2001 the net income from disposition of subsidiary was $0.7, and was due to the reduction of accruals previously recorded in connection with the disposition of a subsidiary. There was no net income from disposition of subsidiary for the three and six months ended July 31, 2000.

Net Income (Loss) and Net Income (Loss) per Common Share

The Company had net income of $0.8 million, or $0.11 per common share for the three months ended July 31, 2001, compared to a net loss of $0.4 million, or $0.05 per common share for the three months ended July 31, 2000. The increase was due to the reasons described in the preceding sections. Share repurchases under the Company's previously announced share buy back program had no impact on earnings (loss) per share for the three months ended July 31, 2001 and 2000, respectively.

The Company had net income of $0.9 million, or $0.12 per common share for the six months ended July 31, 2001, compared to a net loss of $0.5 million, or $0.06 per common share for the six months ended July 31, 2000. The increase was due to the reasons described in the preceding sections. Share repurchases under the Company's previously announced share buy back program had no impact on earnings
(loss) per share for the six months ended July 31, 2001 and 2000, respectively.

Liquidity and Capital Resources
-------------------------------

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

-------------------------------------------

The Company's net cash used in operating activities of continuing operations for the six months ended July 31, 2001 was $0.9 million, compared to net cash used of $4.8 million for the six months ended July 31, 2000. The decrease in net cash used in operating activities compared to the comparable period of the prior year was due principally to net income for the current year, compared to a net loss in the prior year, and a reduction in the growth of net working capital. Cash used in investing activities of continuing operations during these same periods was $0.4 million and $1.2 million, respectively. The decrease in cash used for investing activities was due to lower capital spending requirements. As a result of investments made in prior years, the Company expects its current year capital requirements to be lower than the prior year. Net cash provided by financing activities during the six months ended July 31, 2001 was $2.4 million, compared to $1.3 million for the six months ended July 31, 2000. Net cash provided by financing activities during the six months ended July 31, 2000 included approximately $2.3 million of cash used to repurchase shares of the Company's common stock.

On June 7, 2001, API entered into a $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and First Aviation guarantees all borrowings under the facility. The Agreement expires July 1, 2003. Borrowings under the facility totaled $14 million at July 31, 2001. Approximately $7.0 million was available under the facility at July 31, 2001. This agreement replaces a prior agreement that contained substantially the same terms and conditions. As a result of this new agreement, borrowings under the facility were reclassified to long term at July 31, 2001.

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

In conjunction with the Company's acquisition of API, AMR Combs, Inc. ("AMR Combs") purchased 10,407 shares of API Series A Convertible Preferred Stock, $0.001 par value, with annual dividends of $4.00 per share, payable quarterly (the "Convertible Preferred Stock"). API has the right to redeem the Convertible Preferred Stock at any time. AMR Combs has the right to cause API to repurchase the Convertible Preferred Stock. The Company has, under certain circumstances, the ability to defer AMR Combs' ability to cause API to repurchase the Convertible Preferred Stock. The redemption price is equal to the fair market value of the Convertible Preferred Stock as determined by an independent appraisal.

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

On August 14, 2001 the Company acquired five regional distribution centers, inventory and the associated distribution business of Superior for approximately $4.6 million in cash. The Company utilized a portion of its cash to complete the acquisition.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

Borrowings of the Company are denominated in U.S. dollars. The Company's Canadian operations utilize the Canadian dollar as the functional currency. The Company's Asian operation utilizes the U.S. dollar as its functional currency. Foreign currency translation and transaction gains and losses are included in earnings. Foreign currency transaction exposure relates primarily to foreign currency denominated trade receivables and the transfer of foreign currency from subsidiaries to the parent company. The Company has transactions denominated in Canadian dollars and Philippines pesos. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Translation and transaction gains and losses have not been significant, and the Company has experienced no significant changes in risk during the three and six months ended July 31, 2001.


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

NONE

Item 3. Defaults Upon Senior Securities
---------------------------------------

NONE

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At the Company's Annual Meeting of Stockholders held on July 10, 2001, the following proposals were adopted.

         (1) To elect two directors for a three-year term to expire at the Annual Meeting of Shareholders in the year 2004.


                                                 Votes For                        Votes Against
                                                 ---------                        -------------
                  Michael C. Culver              7,007,858                            4,664
                  Robert L. Kirk                 7,007,858                            4,664

              Stanley J. Hill, Aaron P. Hollander, John A. Marsalisi and Charles
              B. Ryan continued to serve as directors of the Company after the Annual Meeting of Stockholders.

         (2) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended January 31, 2002.


                          Votes For         Votes Against              Votes Abstained
                          ---------         -------------              ---------------
                          7,012,522               -0-                        -0-

         (3)  To vote on a proposal to amend the Company's Stock Incentive Plan.


                          Votes For         Votes Against              Votes Abstained
                          ---------         -------------              ---------------
                          6,731,619              275,703                     5,200

Item 5. Other Information
-------------------------

NONE

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits.


Exhibit
Number                       Description of Exhibit
-------                      ----------------------

10.48                      Third Amendment to Commercial Revolving Loan and Security  Agreement dated as of June 28, 2001 between Hudson United Bank and Aerospace Products International, Inc.

10.49                      Third Reaffirmation of Guaranty dated as of June 28, 2001 by First Aviation Services Inc. and
                           in favor of Hudson United Bank.

(b) Reports on Form 8-K.

    - Form 8-K dated August 15, 2001 announcing that the Company had closed on the previously announced acquisition of Regional Distribution Centers from Superior Air Parts, Inc.
    - Form 8-K dated August 6, 2001 announcing record revenues and 15% revenue growth for the quarter ended July 31, 2001.
    - Form 8-K dated August 6, 2001 announcing the acquisition of Regional Distribution Centers and Worldwide Distribution Agreement.
    - Form 8-K dated August 6, 2001 announcing the award of a Third Party Logistics contracts to API.



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

                                         First Aviation Services Inc.
                                         ----------------------------
                                                     (Registrant)



Date: September 14, 2001                 /s/ Michael C. Culver
                                         ---------------------------------------
                                         Michael C. Culver,
                                         President, Chief Executive Officer and
                                         Director (Principal Executive Officer)



Date: September 14, 2001                 /s/ John A. Marsalisi
                                         ---------------------------------------
                                         Vice President, Secretary, Director and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)