Form 10-Q
period 2001-10-31
FIRST AVIATION SERVICES INC
filed 2001-12-17
CIK 1025743

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

                  For the quarterly period ended October 31, 2001
                                                 ----------------

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares outstanding of the registrant's common stock as of December 12, 2001 is 7,204,003 shares.

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information

Item 1.  Financial Statements  (Unaudited):

         Consolidated Condensed Balance Sheets....................................................................3
         Consolidated Condensed Statements of Operations........................................................4-5
         Consolidated Condensed Statements of Cash Flows..........................................................6
         Notes to Consolidated Condensed Financial Statements..................................................7-10

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and
         Liquidity and Capital Resources......................................................................11-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.............................................15



                   Part II - Other Information and Signatures

Other Information and Signatures..............................................................................15-16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                October 31,  January 31,
                                                                   2001        2001
                                                                 --------    --------
                                                                (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                      $ 28,622    $ 31,855
  Trade receivables, net of allowance for doubtful
    accounts of $537 and $947, respectively                        16,236      15,860
  Inventory, net of allowance for obsolete and slow moving
    inventory of $608 and $376, respectively                       23,770      21,803
  Prepaid expenses, deferred income taxes and other                 3,811       4,849
                                                                 --------    --------
Total current assets                                               72,439      74,367

Plant and equipment, net                                            4,461       4,638
Goodwill and other intangibles, net                                 3,977       1,709
                                                                 --------    --------
                                                                 $ 80,877    $ 80,714
                                                                 ========    ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                               $ 10,775    $ 13,496
  Accrued compensation and related expenses, and
    other accrued liabilities                                       2,854       4,321
  Income taxes payable                                              1,910       2,120
  Revolving line of credit and current portion of
    obligations under capital leases                                   10      11,757
                                                                 --------    --------
Total current liabilities                                          15,549      31,694

  Revolving line of credit                                         16,000          --
  Minority interest in subsidiary                                   1,041       1,041
  Obligations under capital leases                                    194         147
                                                                 --------    --------
Total liabilities                                                  32,784      32,882

Stockholder's equity:

  Common stock, $0.01 par value, 25,000,000 shares authorized,
    7,204,003 and 7,184,704 shares outstanding, respectively           91          91
  Additional paid-in capital                                       38,608      38,625
  Retained earnings                                                19,850      19,476
  Accumulated other comprehensive loss                               (201)         --
                                                                 --------    --------
                                                                   58,348      58,192

  Less: Treasury stock, at cost                                   (10,255)    (10,360)
                                                                 --------    --------
Total stockholders' equity                                         48,093      47,832
                                                                 --------    --------
                                                                 $ 80,877    $ 80,714
                                                                 ========    ========


See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                                                    Three months ended
                                                                                        October 31,
                                                                                    2001           2000
                                                                                -----------    -----------
Net sales                                                                       $    26,953    $    26,222
Cost of sales                                                                        21,291         20,615
                                                                                -----------    -----------
Gross profit                                                                          5,662          5,607
Selling, general and administrative expenses                                          5,299          5,089
Corporate expenses                                                                      960            876
                                                                                -----------    -----------
Loss from operations                                                                   (597)          (358)
Net interest income and other                                                            64            321
Minority interest in subsidiary                                                         (11)           (10)
                                                                                -----------    -----------
Loss before income taxes                                                               (544)           (47)
Benefit for income taxes                                                                 54             18
                                                                                -----------    -----------
Loss from continuing operations                                                        (490)           (29)
Loss from discontinued operations, net of benefit for income taxes of $173               --           (337)
Income from disposition of subsidiary, net of provision for income taxes of $-           --            979
                                                                                -----------    -----------
Net income (loss)                                                               $      (490)   $       613
                                                                                ===========    ===========

Basic net income (loss) per common share and net income (loss) per common share - assuming dilution:

Loss from continuing operations per common share                                $     (0.07)   $     (0.01)
Loss from discontinued operations per common share                                       --          (0.04)
Income from disposition of subsidiary per common share                                   --           0.13
                                                                                -----------    -----------
Basic net income (loss) per common share and net income (loss) per common
  share - assuming dilution                                                     $     (0.07)   $      0.08
                                                                                ===========    ===========
Shares used in the calculation of basic net income (loss)
  per common share and net income (loss) per common share - assuming dilution     7,204,125      7,687,661
                                                                                ===========    ===========

See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                                                     Nine months ended
                                                                                        October 31,
                                                                                    2001           2000
                                                                                -----------    -----------
Net sales                                                                       $    80,088    $    72,596
Cost of sales                                                                        63,528         56,876
                                                                                -----------    -----------
Gross profit                                                                         16,560         15,720
Selling, general and administrative expenses                                         15,016         14,662
Corporate expenses                                                                    2,271          2,453
                                                                                -----------    -----------
Loss from operations                                                                   (727)        (1,395)
Net interest income and other                                                           388          1,218
Minority interest in subsidiary                                                         (31)           (31)
                                                                                -----------    -----------
Loss before income taxes                                                               (370)          (208)
Benefit for income taxes                                                                 37            120
                                                                                -----------    -----------
Loss from continuing operations                                                        (333)           (88)
Loss from discontinued operations, net of benefit for income taxes of $389               --           (756)
Income from disposition of subsidiary, net of provision for income taxes
  of $405 and $-, respectively                                                          707            979
                                                                                -----------    -----------
Net income                                                                      $       374    $       135
                                                                                ===========    ===========

Basic net income per common share and net income per common share - assuming dilution:

Loss from continuing operations per common share                                $     (0.05)   $     (0.01)
Loss from discontinued operations per common share                                       --          (0.10)
Income from disposition of subsidiary per common share                                 0.10           0.13
                                                                                -----------    -----------
Basic net income per common share and net income per common
  share - assuming dilution                                                     $      0.05    $      0.02
                                                                                ===========    ===========
Shares used in the calculation of basic net income
  per common share and net income per common share - assuming dilution            7,195,093      7,784,426
                                                                                ===========    ===========

See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                     Nine months ended
                                                                                        October 31,
                                                                                    2001           2000
                                                                                -----------    -----------
Cash flows from operating activities
Income from continuing operations                                               $      (333)   $       (88)
Adjustments to reconcile income (loss) from continuing
  operations to net cash from operating activities:
    Depreciation and amortization                                                     1,000            903
    Stock compensation                                                                   79             64
Changes in assets and liabilities:
    Trade receivables                                                                  (476)        (2,553)
    Inventory                                                                           819         (5,843)
    Prepaid expenses, deferred income taxes and other                                   610         (1,071)
    Accounts payable                                                                 (2,684)         3,898
    Accrued compensation and related expenses, and other accrued liabilities           (744)           414
    Income taxes payable                                                               (210)            --
                                                                                -----------    -----------
Net cash used in operating activities of continuing operations                       (1,939)        (4,276)
Net cash used in operating activities of discontinued operations                         --         (9,262)
                                                                                -----------    -----------
Net cash used in operating activities                                                (1,939)       (13,538)

Cash flows from investing activities
Purchases of plant and equipment of continuing operations                              (661)        (1,367)
Acquisition of distribution business                                                 (4,943)            --
Purchases of plant, equipment and capitalized software of
  discontinued operations                                                                --         (1,490)
                                                                                -----------    -----------
Net cash used in investing activities                                                (5,604)        (2,857)

Cash flows from financing activities
Net borrowings on revolving line of credit                                            4,253          3,606
Principal payments on capital lease obligations                                          47           (121)
Repurchases of common stock for treasury                                                 (5)        (2,275)
Other                                                                                    15             13
                                                                                -----------    -----------
Net cash provided by financing activities of continuing operations                    4,310          1,223
                                                                                -----------    -----------
Net decrease in cash and cash equivalents                                            (3,233)       (15,172)

Cash and cash equivalents at beginning of period                                     31,855         50,104
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $    28,622    $    34,932
                                                                                ===========    ===========
Supplemental cash flow disclosures:
    Interest paid                                                               $       114    $       402
                                                                                ===========    ===========
    Income taxes paid (refunds received), net of refunds received of $645
      during the nine months ended October 31, 2000                             $      (759)   $     4,530
                                                                                ===========    ===========
    Acquisition of equipment through capital lease obligation                   $        --    $       315
                                                                                ===========    ===========

See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                October 31, 2001

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International Inc. ("API"), Aircraft Products International Ltd., and API Asia Pacific Inc. (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of supply chain management services, including third party logistics and inventory management services, to the aerospace industry. The Company also performs overhaul and repair services for brakes and starter/generators, and builds custom hose assemblies. Customers of the Company include original equipment manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three and nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2001.

As described in Note 2, on August 10, 2001 the Company acquired the distribution business of Superior Air Parts, Inc. ("Superior"). As described in Note 6, in prior years the Company sold its former wholly owned subsidiary, National Airmotive Corporation ("NAC"). In addition, during the last quarter of the prior fiscal year, the Company approved a plan to dispose of AeroV Inc. ("AeroV"), its former e-commerce subsidiary. Accordingly, NAC and AeroV have been accounted for as discontinued operations and their prior year results of operations and cash flows have been condensed and reported separately in the accompanying consolidated condensed financial statements.

2.  Acquisition of Superior

On August 10, 2001 the Company completed the acquisition of the distribution business of Superior for approximately $4,600 in cash. Pursuant to the terms of the acquisition, the Company acquired the distribution business of Superior, including five distribution centers, approximately $3,100 of inventory and equipment, and was named a worldwide distributor for Superior's product line of replacement parts for certain aircraft engines. The purchase price preliminarily has been allocated to the assets acquired, principally inventory, based upon their relative fair values. The excess of the purchase price paid over the fair value of the assets acquired has been allocated to goodwill and other intangibles in the accompanying consolidated condensed balance sheets. In addition, in order to consolidate facilities and implement a plan to streamline operations, the Company recorded approximately $650 of accruals to cover the estimated costs to complete the acquisition and close the five distribution centers. Approximately $330 of the accruals were paid prior to the quarter ended October 31, 2001. The remaining accruals are included in accrued compensation and related expenses, and other accrued liabilities in the accompanying consolidated condensed balance sheets at October 31, 2001. The total amount of goodwill and other intangibles recorded was approximately $2,300.

The Company continues to adjust and quantify the costs to complete the acquisition and execute its plan to close the distribution centers. The purchase price allocation will be adjusted as the costs become final.

The Company also entered into a service agreement with Superior. Pursuant to the terms of this agreement, the Company will provide Superior with a variety of third party logistics services for a fee based upon the scope of the services provided. The service agreement has an initial five year term, and is renewable thereafter for two additional three-year terms at the Company's option. Thereafter, the agreement automatically renews annually unless notice is given by one party to the other of its intention not to renew.

The net incremental sales and gross profit from the Superior acquisition were not significant to consolidated results for the three and nine months ended October 31, 2001.

3.  Revolving Line of Credit

On June 7, 2001, API entered into a $20,000 commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and First Aviation guarantees all borrowings under the facility. The Agreement expires July 1, 2003. Borrowings under the facility totaled $16,000 at October 31, 2001. This agreement replaces a prior agreement that contained substantially the same terms and conditions.

4.  Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss arises from the translation of accounts into US dollars where the functional currency is Canadian dollar. The amount of the loss increased due to a decrease in the value of the Canadian dollar. The net other comprehensive loss was approximately $68 and $107 for the three and nine months ended October 31, 2001, respectively.

5.  Treasury Stock and Shares Outstanding

Share repurchases under the Company's previously announced share buy back program had no impact on net income (loss) per share for the three and nine months ended October 31, 2001 and 2000, respectively. During the three and nine months ended October 31, 2001 the Company repurchased 1,100 shares of its common stock for approximately $5. During the nine months ended October 31, 2000 the Company repurchased a 458,818 share block of its common stock for approximately $2,267.

For the three and nine months ended October 31, 2001 and 2000, respectively, the denominator used in the calculation of net income per common share - assuming dilution, was the same as the denominator used in the calculation of basic net income per common share because the effect of employee stock options would have been antidilutive to the calculation of net loss per common share of continuing operations.

6.  Discontinued Operations

AeroV

AeroV had no sales during the three and nine months ended October 31, 2000, respectively. The net loss from discontinued operations for the three and nine months ended October 31, 2000 relates solely to the operations of AeroV prior to its discontinuance. In connection with the disposition of AeroV, the Company accrued $660 for transaction, legal and certain other costs directly relating to the disposition. These costs were included in accrued compensation and related expenses, and other accrued liabilities at January 31, 2001 in the accompanying condensed balance sheets. During the three and nine months ended October 31, 2001, approximately $61 and $315, respectively, was charged against the accrual for payroll and other disposition related costs. At October 31, 2001 approximately $345 remains in the accrual. Management expects that the balance of the accrual will be utilized prior to January 31, 2002.

NAC

On November 1, 1999, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. ("RRNA") dated as of September 9, 1999 (the "Agreement"), the Company had consummated the sale of the stock of NAC, its former wholly owned subsidiary, to RRNA. NAC's operations included the repair and overhaul of gas turbine engines and accessories, and the remanufacturing of engine components and accessories. Pursuant to the Agreement, RRNA had acquired substantially all of the assets and assumed certain liabilities of NAC, subject to adjustment, excluding income tax liabilities, debt, and amounts due to parent (First Aviation). During the three months ended July 31, 2000 the sales price was adjusted by $2,050 to reflect a decrease in the amount of net assets sold.

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

During the year ended January 31, 2000 the Company had accrued for certain costs directly related to the sale of NAC. These costs were included in accrued compensation and related expenses, and other accrued liabilities in the accompanying condensed balance sheets. During the three and nine months ended October 31, 2001, approximately $7 and $245 was charged against the accrual, respectively. In addition, during the three months ended July 31, 2001, the Company recorded a net credit of $707, after applicable income taxes of $405, due to the reduction of accruals previously recorded in connection with the disposition. The credit was included in income from disposition of subsidiary in the accompanying consolidated condensed statements of operations. At October 31, 2001 approximately $200 remains in the accrual.

7.  Income taxes

The effective income tax rate on continuing operations for the three and nine months ended October 31, 2001 was 10%. Management expects that the effective income tax rate on continuing operations will approximate 10% for the full year ended January 31, 2002. The difference between the statutory income tax rate and the Company's effective income tax rate is due principally to a reduction in certain accrued income tax exposures as a result of changes in estimates. The effective income tax rate on continuing operations for the three and nine months ended October 31, 2000 was positively affected by a re-allocation of state tax benefits to continuing operations.

During the three and nine months ended October 31, 2001 the Company received an income tax refund of approximately $645. During the nine months ended October 31, 2000 the Company paid approximately $5,200 of income tax liabilities that arose as a result of the sale of NAC.

8.  New Accounting Pronouncement

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

9.  Subsequent Event - Settlement of Litigation

On December 17, 2001 the Company announced that the parties to the action entitled First Aviation Services Inc., et al. v. Gulf Insurance Company in the United States District Court for the District of Connecticut have settled their claims against each other with neither party admitting any liability whatsoever to the other. The parties have reached a compromise in the action with First Aviation Services receiving $950,000 and all claims and counterclaims having been dismissed with prejudice.

The litigation had sought reimbursement for costs incurred in the Company's successful defense against claims made by John F. Risko, a former officer and director. The income related to the settlement will be recorded in the fourth quarter when the settlement was reached.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements, as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts from its principal suppliers on a timely basis, changes in market and economic conditions, especially those currently facing the aviation industry as a whole, the effects of fuel costs on the Company's customers, aircraft operators and freight carriers utilized by the Company, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors discussed in this Quarterly Report on Form 10-Q.

General

The Company is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of supply chain management services, including third party logistics and inventory management services, to the aerospace industry. The Company also performs overhaul and repair services for brakes and starter/generators, and builds custom hose assemblies. The Company is the fastest growing distributor and third party logistics provider in the aerospace industry.

The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut, 06880. Further information about the Company and its subsidiaries can be found on the worldwide web at www.firstaviation.com. The Company can be reached via e-mail at first@firstaviation.com.

On August 10, 2001 the Company completed the acquisition of the distribution business of Superior for approximately $4.6 million in cash. Pursuant to the terms of the acquisition, the Company acquired the distribution business of Superior, including five distribution centers, approximately $3.1 million of inventory and equipment, and was named a worldwide distributor for Superior's product line of replacement parts for certain aircraft engines. In addition, the Company entered into a service agreement with Superior. Pursuant to the terms of this agreement, the Company will provide Superior with a variety of third party logistics services for a fee based upon the scope of the services provided. The service agreement has an initial five year term, and is renewable thereafter for two additional three-year terms at the Company's option. Thereafter, the agreement automatically renews annually unless notice is given by one party to the other of its intention not to renew. Results for the three and nine months ended October 31, 2001 include the impact of Superior from the date of its acquisition. Net incremental sales and gross profit from the Superior acquisition were not significant to consolidated results for the three and nine months ended October 31, 2001.

Results for the three months ended October 31, 2001 were adversely impacted by the terrorist acts that occurred on September 11, 2001 and the repercussions and industry slowdown that followed. Approximately one-half of the Company's third quarter was post September 11th. Prior to September 11th, the Company had experienced double digit sales growth throughout the year. Subsequent to September 11th, although sales were down over a broad range of product lines, the Company continued to grow.

On December 6, 2001 the Company announced that it had been awarded a contract with Gulfstream Aerospace Corporation ("Gulfstream") to provide consulting services for Gulfstream's aftermarket customer support functions. The Company anticipates that the services under the contract will be rendered and the associated revenues will be recorded during the quarter ended January 31, 2001.

Results of Operations

Net Sales

The Company's net sales consist of sales of parts and components, component overhaul and repair services, and the provision of supply chain management services. Net sales are recorded when parts, components and overhauled and repaired items are shipped, or when supply chain management services have been provided.

Net sales for the three months ended October 31, 2001 increased $0.8 million, or 2.8%, to $27.0 million from $26.2 million for the three months ended October 31, 2000. Net sales during the three months ended October 31, 2001 increased compared to the prior year as a result of strong international sales and sales relating to new product lines.

Net sales for the nine months ended October 31, 2001 increased $7.5 million, or 10.3%, to $80.1 million from $72.6 million for the nine months ended October 31, 2000. Net sales during the nine months ended October 31, 2001 increased compared to the prior year as a result of increased domestic market share in parts supplied to the general aviation and airline markets, and growth in international sales.

Cost of Sales

Cost of sales for the three months ended October 31, 2001 increased $0.7 million, or 3.3%, to $21.3 million from $20.6 million for the three months ended October 31, 2000. As a percentage of net sales, cost of sales increased to 79.0% compared to 78.6% for the comparable period of the prior year.

Cost of sales for the nine months ended October 31, 2001 increased $6.6 million, or 11.7%, to $63.5 million from $56.9 million for the nine months ended October 31, 2000. As a percentage of net sales, cost of sales increased to 79.3% compared to 78.3% for the comparable period of the prior year.

Gross Profit

Gross profit for the three months ended October 31, 2001 increased $0.1 million, or 1.0%, to $5.7 million from $5.6 million for the three months ended October 31, 2000. Gross profit as a percentage of net sales decreased to 21.0% from 21.4%.

Gross profit for the nine months ended October 31, 2001 increased $0.9 million, or 5.3%, to $16.6 million from $15.7 million for the nine months ended October 31, 2000. Gross profit as a percentage of net sales decreased to 20.7% from 21.7%.

Gross profit for the three and nine months ended October 31, 2001 increased compared to the prior year due to the increase in revenues. Gross profit as a percentage of net sales over the same periods decreased as a result of non-recurring charges of approximately $0.3 million recorded during the three months ended October 31, 2001 to increase inventory reserves, and as a result of inventory price increases, changes in product mix and competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 31, 2001 increased $0.2 million, or 4.1%, to $5.3 million from $5.1 million for the three months ended October 31, 2000. The increase is attributable to the non-recurring charges described below.

Selling, general and administrative expenses for the nine months ended October 31, 2001 increased $0.3 million, or 2.4%, to $15.0 million from $14.7 million for the nine months ended October 31, 2000. The increase is attributable to the non-recurring charges described below.

During the three months ended October 31, 2001 the Company, in an effort to quickly align its cost structure to lower sales growth rates, reduced personnel at API and took other actions to control its expenses. Charges incurred relating to this action were approximately $0.1 million.

Corporate Expenses

Corporate expenses for the three months ended October 31, 2001 increased $0.1 million, or 9.6%, to $1.0 million from $0.9 million for the three months ended October 31, 2000. The increase was due principally to non-recurring charges recorded relating to reductions in expenses at corporate, principally severance.

Corporate expenses for the nine months ended October 31, 2001 decreased $0.2 million to $2.3 million from $2.5 million for the nine months ended October 31, 2000. Corporate expenses for the nine months ended October 31, 2001 decreased principally as a result of lower legal costs, offset by the non-recurring charges described above.

Net Interest Income and Other

Net interest income and other for the three months ended October 31, 2001 decreased $0.2 million to $0.1 million from $0.3 million for the three months ended October 31, 2000. Net interest income and other for the nine months ended October 31, 2001 decreased $0.8 million to $0.4 million from $1.2 million for the nine months ended October 31, 2000.

The decrease in net interest income and other during the three and nine months ended October 31, 2001 was due to a decline in interest rates and the effect of lower average cash balances.

Benefit for Income Taxes

The effective income tax rate on continuing operations for the three and nine months ended October 31, 2001 was 10%. Management expects that the effective income tax rate on continuing operations will approximate 10% for the year ended January 31, 2002. The difference between the statutory income tax rate and the Company's effective income tax rate is due principally to a reduction in certain accrued income tax exposures as a result of changes in estimates. The effective income tax rate for the three and nine months ended October 31, 2000 was positively affected by a re-allocation of state tax benefits to continuing operations.

Loss from Continuing Operations

For the three months ended October 31, 2001 the Company incurred a loss from continuing operations of approximately $0.5 million. This compares to approximately breakeven from continuing operations for the comparable period of the prior year. The current period loss is due principally to the non-recurring charges recorded during the quarter that totaled approximately $631, combined with a decrease in net interest income. Without the non-recurring charges the Company would have had net income of approximately $0.1 million.

For the nine months ended October 31, 2001 the Company incurred a loss from continuing operations of approximately $0.3 million. This compares to a loss from continuing operations of approximately $0.1 million for the comparable period of the prior year. The increase in the loss is due principally to the non-recurring charges recorded that totaled approximately $631, combined with a decrease in net interest income. Without the non-recurring charges the Company would have had net income of approximately $0.2 million.

Management continues to focus on earnings through new products and increasing market share, and controlling the Company's costs.

Loss from Discontinued Operations

There was no net income or loss from discontinued operations for the three and nine months ended October 31, 2001. For the three and nine months ended October 31, 2000 the net loss from discontinued operations was $0.3 million and $0.8 million, respectively, and related solely to the operations of AeroV. AeroV was discontinued at the end of the quarter ended January 31, 2001.

Income from Disposition of Subsidiary

For the three months ended October 31, 2001 there was no income from disposition of subsidiary. For the nine months ended October 31, 2001 the net income from disposition of subsidiary was $0.7 million, and was due to the reduction of accruals previously recorded in connection with the disposition of NAC. For the three and nine months ended October 31, 2000, the net income from disposition of subsidiary was $1.0 million, and was due solely to income tax refunds related to NAC.

Net Income (Loss) and Net Income (Loss) per Common Share

The Company incurred a net loss of $0.5 million, or $0.07 per common share for the three months ended October 31, 2001, compared to net income of $0.6 million, or $0.08 per common share for the three months ended October 31, 2000. The decrease in net income was due to the reasons described in the preceding sections. Share repurchases under the Company's previously announced share buy back program had no impact on net income (loss) per share for the three months ended October 31, 2001 and 2000, respectively.

The Company had net income of $0.4 million, or $0.05 per common share for the nine months ended October 31, 2001, compared to net income of $0.1 million, or $0.02 per common share for the nine months ended October 31, 2000. The increase in net income was due to the reasons described in the preceding sections. Share repurchases under the Company's previously announced share buy back program had no impact on net income per share for the nine months ended October 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

The Company's liquidity requirements arise principally from its working capital needs, which have increased due to growth and expansion. In addition, the Company has liquidity requirements to fund capital expenditures. The Company funds its liquidity requirements with a combination of cash on hand, cash flows from operations and from borrowings. The Company has been using cash management techniques to reduce its interest expense on borrowings.

The Company invests its cash and cash equivalents in certificates of deposit and commercial paper with maturities when purchased of three months or less.

The Company's net cash used in operating activities of continuing operations for the nine months ended October 31, 2001 was $1.9 million, compared to net cash used of $4.3 million for the nine months ended October 31, 2000. The decrease in net cash used compared to the comparable period of the prior year was due to a reduction in the growth of net working capital, and the receipt of an income tax refund. The Company continues to focus on managing its working capital and reducing its working capital requirements. Cash used in investing activities of continuing operations during these same periods was $0.7 million and $1.4 million, respectively. The decrease in cash used for investing activities was due to lower capital spending requirements. As a result of investments made in prior years, the Company's current year capital requirements will be lower than the prior year. In addition, during the three months ended October 31, 2001 the Company acquired Superior for a total of $4.9 million in cash, including costs relating to the acquisition. Net cash provided by financing activities during the nine months ended October 31, 2001 was $4.3 million, compared to $1.2 million for the nine months ended October 31, 2000. Net cash provided by financing activities during the nine months ended October 31, 2001 increased over the prior year due to increased borrowings to finance partially the acquisition of Superior, and due to the repurchase, in the prior year, of approximately $2.3 million of shares of the Company's common stock.

On June 7, 2001, API entered into a $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and First Aviation guarantees all borrowings under the facility. The Agreement expires July 1, 2003. Borrowings under the facility totaled $16 million at October 31, 2001. Approximately $2.7 million was available under the facility at October 31, 2001. This agreement replaces a prior agreement that contained substantially the same terms and conditions.

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

On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with cash on hand and borrowings under its line of credit, will be sufficient to meet its current and anticipated cash operating requirements for the foreseeable future, including scheduled interest and principal payments, capital expenditures, minority interest requirements and working capital needs. In addition, the Company may use its cash on hand to pursue potential acquisitions.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Borrowings of the Company are denominated in U.S. dollars. The Company's Canadian operations utilize the Canadian dollar as the functional currency. The Company's Asian operation utilizes the U.S. dollar as its functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure relates primarily to foreign currency denominated trade receivables and the transfer of foreign currency from one subsidiary to another within the FAvS group. The Company has transactions denominated in Canadian dollars and Philippine pesos. Currency transaction exposures are not hedged. Transaction gains and losses have not been significant. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. The Company does have risk relating to translation of accounts in which the Canadian dollar is the functional currency. This risk has increased during the three and nine months ended October 31, 2001 due to the decrease in value of the Canadian dollar relative to the U.S. dollar.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 17, 2001 the Company announced that the parties to the action entitled First Aviation Services Inc., et al. v. Gulf Insurance Company in the United States District Court for the District of Connecticut have settled their claims against each other with neither party admitting any liability whatsoever to the other. The parties have reached a compromise in the action with First Aviation Services receiving $950,000 and all claims and counterclaims having been dismissed with prejudice.

The litigation had sought reimbursement for costs incurred in the Company's successful defense against claims made by John F. Risko, a former officer and director.

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

On October 10, 2001 the Company announced the sudden death of one of its directors, Mr. Charles B. Ryan. Mr. Ryan had been a director since 1997, and was one of three members of the Audit Committee of the Board of Directors. The Board of Directors believed that it was in the best interests of the Company and its stockholders to appoint Mr. Aaron P. Hollander to the Audit Committee to fill Mr. Ryan's vacancy. The Board further believed that Mr. Hollander, although not considered an independent director pursuant to regulations, was qualified for the position due to his extensive financial and management background. Mr. Hollander is a former member of the Audit Committee and is a Certified Public Accountant and a Certified Management Accountant. He holds a Masters Degree in Business Administration, and is a Managing Director of First Equity Group, a defense and aerospace investment banking firm.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number                       Description of Exhibit
------                       ----------------------
3.2                        Amended and Restated Bylaws of First Aviation Services Inc.

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

                                         First Aviation Services Inc.
                                         ----------------------------
                                                     (Registrant)



Date: December 17, 2001                  /s/ Michael C. Culver
                                         ---------------------
                                         Michael C. Culver,
                                         President, Chief Executive Officer and
                                         Director (Principal Executive Officer)



Date: December 17, 2001                  /s/ Michael D. Davidson
                                         -----------------------
                                         Controller (Principal Financial and
                                         Accounting Officer)