Form 10-K
period 2002-01-31
FIRST AVIATION SERVICES INC
filed 2002-05-01
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    X        ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---------
ACT OF 1934 (No Fee Required)
For the year ended January 31, 2002

             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
---------
EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from              to
                              --------------  ---------------

Commission File Number 0-2199

                         First Aviation Services Inc.
            (Exact name of registrant as specified in its charter)

       Delaware                                      06-1419064
       (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)             Identification No.)

       15 Riverside Avenue
       Westport, Connecticut                         06880-4214
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X
                                                        ---

The aggregate market value of the voting stock held by non-affiliates as of April 26, 2002 was approximately $15,642,604.

The number of shares outstanding of the registrant's common stock as of April 26, 2002 was 7,217,695 shares.

                     Documents incorporated by reference:
 First Aviation's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference into Part III hereof

                          First Aviation Services Inc.

                            Annual Report on Form 10K
                       for the Year Ended January 31, 2002

                                     PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements, as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts and components from its principal suppliers on a timely basis, domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight related costs, relationships with its customers, the ability to obtain and service supply chain management contracts, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors discussed in this Annual Report on Form 10-K.

Item 1.  Business

General

         First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aircraft Products International, Ltd. ("API Ltd."), and API Asia Pacific Inc. ("API Asia Pacific"), and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively, the "Company"), is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of supply chain management services, including third party logistics and inventory management services, to the aerospace industry. The Company distributes the products of over 150 parts and component manufacturers and suppliers, and provides the aerospace industry third party logistics and inventory management services. In addition, the Company performs brake and starter generator overhaul services, and is a Federal Aviation Administration ("FAA") authorized hose assembly facility.

         The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut 06880. Further information about the Company can be found on the worldwide web at www.firstaviation.com, or www.apiparts.com. The Company can be reached via e-mail at first@firstaviation.com. The Chairman of the Board of Directors is Aaron P. Hollander. The executive officers of the Company are Michael C. Culver, Gerald E. Schlesinger and Michael D. Davidson.

Industry Overview

         The Company believes that the current annual worldwide market for new and used parts, components and consumable supplies for aircraft and engines is approximately $50.0 billion, of which $2.5 billion is supplied to the general aviation sector in which the Company operates. The general aviation sector of this market includes passenger and cargo airlines, fleet and corporate aircraft operators, certified repair facilities, governments and military services, fixed base operators ("FBOs"), business aviation, helicopter and recreational operators. The aviation parts, components and consumable supplies market is highly-fragmented, with a limited number of large, well-capitalized companies, including original equipment manufacturers and suppliers, selling a broad range of parts and components, and numerous smaller competitors serving niche markets.

         Aviation Parts and Components Distribution Sales. The Company distributes the products of more than 150 manufacturers and suppliers, constituting approximately 80,000 new and factory reconditioned parts and components that are sold to professional aircraft maintenance organizations, aircraft operators, including fleet operators and airlines, and FBOs. The parts and components distributed by the Company are approved by the FAA and are acquired from small, specialized manufacturers as well as major original equipment manufacturers such as Barry Controls, B.F. Goodrich Aerospace, Champion, General Electric Lighting, Goodyear Tire and Rubber, Marathon Power Technologies, Michelin Aircraft Tire, Parker Hannifin, Scott Aviation, Superior Air Parts, Inc. ("Superior"), The New Piper Aircraft, Inc. and Teledyne Continental Motors. Most of these manufacturers and suppliers are committed to servicing aftermarket customers solely through wholesale distributors such as API. Distributors add value to commonly available products by offering immediate availability, broad product lines, technical assistance and other value added services, such as logistics and inventory management services. API does not have any long-term agreements or commitments from the original equipment manufacturers or other suppliers from whom it purchases parts, and is dependent upon these manufacturers for access to parts for resale.

         Third Party Logistics and Inventory Management Services. The Company provides inventory and supply chain management services to the aerospace industry. In providing these services the Company uses its internal resources and warehouse to manage and control its customers' product in a seamless method to the end customer. As an example, the Company picks, packs, and ships the product on behalf of its customer, in return for a fee based upon the level of services provided. In providing these services the Company may provide other support services as well to its customers, including sales and billing, and the use of the Company's call center and computer systems. The Company utilizes either the customer's or the Company's inventory to fulfill the services provided. The Company believes that the provision of these services will be one of its fastest growing lines of revenue in the future.

         Competition. Competition in the parts and components distribution market is generally based on availability of product, service, price, and quality, including parts traceability. API's major competitors include Aviall, Inc., AAR Corporation, Raytheon Aircraft, Cessna Aircraft Company and Satair A/S. There also is substantial competition, both domestically and overseas, from companies who focus on regional/niche markets, or on market segments of secondary interest. Several of the Company's competitors have faced severe financial difficulties recently.

         The supply chain management and logistics services market is fragmented and growing as a result of the growing trend to outsource. Competition comes from numerous companies both within and outside of the aerospace industry. Many of the competitors are specialized to a particular industry or market group. Some competitors pay up front fees and acquire their customers' inventory in exchange for supply chain contracts, a practice that the Company generally does not follow. The Company views such business as distribution. The Company believes that it has an advantage in the aerospace industry due to its experience, knowledge, focus and contacts within the industry. However, other large providers of supply chain management and logistics services may enter the aerospace industry.

         Increasing Consolidation. The Company believes that customers are increasingly seeking the services of larger, more sophisticated, technologically capable and better-capitalized service providers. In order to reduce the costs associated with carrying and managing inventory, satisfy increased governmental regulatory scrutiny, streamline buying decisions and assure quality, aircraft and fleet operators are seeking to reduce their number of suppliers, including parts and component providers, and are using third parties to manage their parts and components inventories. Operators also have become more sensitive to quick turnaround times. As a result, the Company believes that aircraft and fleet operators increasingly select those service providers that are capable of providing a range of high quality, efficient and timely services at a reasonable price. Additionally, the increasing costs of technology and inventory levels required to compete effectively has made entry into and continued success in the industry more difficult and expensive. The Company believes that well-capitalized, technologically sophisticated providers capable of offering a wide range of services will benefit from this consolidation trend. During the past few years, a number of service providers have consolidated or combined their operations. In addition, a number have faced severe financial difficulties. Some original equipment manufacturers are trying to distribute their products directly to customers, bypassing traditional distribution centers like the Company. This is a trend that the Company believes will continue, thus the Company's focus on growing its supply chain management services.

Industry Conditions. The civilian aerospace industry was significantly, adversely affected by the terrorist acts that occurred on September 11, 2001. Commercial airline flight activity decreased significantly and general aviation aircraft were grounded for a period of time after September 11th. Many companies in the industry, including some of the Company's competitors, suffered severe financial difficulties as a result. The industry has been slow to recover from the attacks and the repercussions that followed, and it cannot be determined when or if the level of activity in the industry will fully recover. The Company continues to be adversely impacted by this situation, though to a lesser extent than others in the industry, due to the Company's broad customer base and range of services provided.

Principal Suppliers

         API purchases the products that it distributes from more than 150 manufacturers and suppliers. API has five suppliers from whom approximately 53% and 49% of its total purchases were made during the years ended January 31, 2002 and 2001, respectively.

Sales and Marketing

         Parts and Components Distribution. New and serviceable parts, supplies and components are sold to professional aircraft maintenance organizations, aircraft operators, including fleet operators and airlines, and FBOs. The Company uses regional sales managers, inside salespersons, outbound telephone salespersons, independent contract representatives, and associated distributors in its sales and marketing efforts.

         Third party logistics and inventory management services. The Company sells third party logistics and inventory management services to the aerospace industry. Word-of-mouth and recommendations from current customers play a key role in identifying opportunities.

Customers

         The Company currently has approximately 7,000 customers. The Company is not reliant upon any single customer.

Regulation

         Through regulatory bodies such as the FAA, the Joint Airworthiness Administration and the Department of Defense (the "DOD"), governments around the world require all aircraft and engines to follow defined maintenance programs to ensure airworthiness and safety. Such programs are developed by the original equipment manufacturer in coordination with the regulatory body. The Company has certifications from the FAA covering its repair and overhaul facilities. The DOD requires that parties providing parts for branches of the U.S. armed services comply with applicable government regulations, and the DOD continually reviews the operations of the Company for compliance with applicable regulations. In addition, the Company's Memphis, Tennessee facility is ISO/9002 certified. In providing third party logistics and inventory management services it is the customers' responsibility to obtain the necessary certifications for the products that the Company manages and distributes.

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

Employees

         As of January 31, 2002, the Company employed 183 persons on a full-time basis. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Geographic Areas

         Sales to unaffiliated foreign customers were approximately 17%, 13%, and 9% of net sales for the years ended January 31, 2002, 2001 and 2000, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America and Europe.

Acquisition

         On August 10, 2001, the Company completed the acquisition of the distribution business of Superior for approximately $4.6 million in cash. Pursuant to the terms of the acquisition, the Company acquired the distribution business of Superior, including four distribution centers, approximately $2.9 million of inventory and equipment, and was named a worldwide distributor for Superior's product line of replacement parts for certain aircraft engines.

         The Company also entered into a service agreement with Superior. Pursuant to the terms of this agreement, the Company provides Superior with a variety of third party logistics and inventory management services for a fee based upon the scope of the services provided. The service agreement has an initial five-year term, and is renewable thereafter for two additional three-year terms at the Company's option. Thereafter, the agreement automatically renews annually unless notice is given by one party to the other of its intention not to renew.

Discontinued Operations

         In February 2000 the Company established AeroV Inc. ("AeroV"). The purpose of AeroV was to design a proprietary electronic procurement platform to enable easy communication between the Internet and airlines' legacy systems, and to reduce supply chain costs. In December 2000 the Board of Directors of the Company reassessed its strategic position with respect to AeroV, and approved a plan to sell or dispose of AeroV. The Company took a charge during the quarter ended January 31, 2001 to write-off its investment in AeroV, and AeroV's results of operations, cash flows, and the net loss on disposal of AeroV have been condensed and are shown separately as a discontinued operation in the accompanying consolidated financial statements.

         On November 1, 1999, the Company consummated the sale of the stock of its former wholly owned subsidiary, National Airmotive Corporation ("NAC") to Rolls-Royce North America, Inc. ("RRNA") for $73.0 million, subject to adjustment, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9,
1999 (the "Agreement"). During the quarter ending July 31, 2000 the sales price was adjusted down by $2.050 million, pursuant to the Agreement, to reflect a decrease in the amount of net assets sold. As a result of the sale, NAC's results of operations, cash flows, and gain on sale have been condensed and shown separately as a discontinued operation in the accompanying consolidated financial statements.

Item 2.  Properties

         The Company operates within the following facilities:

                                                                                 Square              Lease
Location                     Entity               Description                    Footage           Expiration
--------                     ------               -----------                    -------           ----------
Westport, CT                 First Aviation       Executive offices               3,000                2007

Memphis, TN                  API                  Distribution/sales            125,000                2013

Calgary, Canada              API Ltd.             Sales                           3,200                2003

Montreal, Canada             API Ltd.             Sales                           7,160                2003

Clark Field, Pampanga,
Philippines                  API Asia Pacific     Distribution/sales             22,235                2010

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

         In the normal conduct of its business, the Company also is involved in various claims and lawsuits, none of which, in the opinion of the Company's management, will have a material, adverse impact on the Company's consolidated financial position. The Company maintains what it believes is adequate liability insurance to protect it from such claims. However, depending on the amount and timing, unfavorable resolution of any of these matters could have a material effect on the Company's consolidated financial position, results of operations or cash flows in a particular period.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Market Information. The Company's common stock trades on The NASDAQ Stock Market under the symbol FAVS. The table below sets forth the quarterly high and low sales prices for the Company's common stock as reported on the NASDAQ Composite Tape since February 1, 2000.

                 Year Ended                                                    Year Ended
              January 31, 2002                                              January 31, 2001
----------------------------------------------------          ---------------------------------------------------
                            High             Low                                       High             Low
                            ----             ---                                       ----             ---
First Quarter             $ 4.88          $ 4.00              First Quarter          $ 6.94          $ 4.75
Second Quarter              4.98            4.37              Second Quarter           7.00            4.75
Third Quarter               4.96            4.06              Third Quarter            5.63            3.75
Fourth Quarter              5.20            4.09              Fourth Quarter           5.38            3.75


         Holders. As of April 10, 2002, there were 18 holders of record of the Company's common stock.

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

                                                                            Year Ended January 31,
                                                      -------------------------------------------------------------------
(Amounts in thousands, except per share amounts)           2002         2001         2000          1999         1998
                                                      -------------------------------------------------------------------
Results of Operations Data (1):

   Net sales                                          $   105,696   $    97,550   $   82,999  $    61,015    $   44,003

   Gross profit                                            21,974        20,868       17,984       13,141         8,233

   Income (loss) from continuing operations                   292          (576)         167       (1,011)          397

   Net income (loss)                                  $     1,252   $    (1,830)  $   15,530  $    (1,714)   $    5,251
                                                      ===================================================================

   Basic income (loss) from continuing
     operations per common share                      $      0.04   $     (0.08)  $     0.02  $     (0.11)   $     0.05

   Basic net income (loss) per common share           $      0.17   $     (0.24)  $     1.74  $     (0.19)   $     0.62

   Weighted average shares outstanding                      7,198         7,721        8,909        8,973         8,432
                                                      ===================================================================

   Income (loss) from continuing operations
     -- assuming dilution per common share            $      0.04   $     (0.08)  $     0.02  $     (0.11)   $     0.04

   Net income (loss) per common share --
     assuming dilution                                $      0.17   $     (0.24)  $     1.72  $     (0.19)   $     0.60

   Weighted average shares outstanding --
     assuming dilution                                      7,209         7,721        9,006        8,973         8,698
                                                      ===================================================================

Balance Sheet Data:
   Working capital                                    $    56,874   $    42,673  $    57,445  $    40,665   $    44,266
   Total assets                                            80,544        80,714       86,392       79,319        68,913

   Current debt and obligations under
       capital leases                                         180        11,757          163       22,908            --
   Long-term debt and obligations under
       capital leases                                      14,800            --        7,900           --        13,866
   Other long-term liabilities                              1,041         1,188        1,156        1,292         1,041

   Total stockholders' equity                         $    49,018   $    47,832  $    54,143  $    44,381   $    45,957

Notes to Selected Financial Data

    (1) NAC was sold November 1, 1999 and AeroV was discontinued in December 2000. As a result of the sale and discontinuance, NAC and AeroV have been accounted for as discontinued operations, and their results of operations were condensed and reported separately. All amounts presented have been restated to reflect NAC and AeroV as discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In evaluating such statements, as well as the future prospects of the Company, specific consideration should be given to various factors, including the Company's ability to obtain parts and components from its principal suppliers on a timely basis, domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight related costs, relationships with its customers, the ability to obtain and service supply chain management contracts, the ability to consummate suitable acquisitions, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors discussed in this Annual Report on Form 10-K.

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and selected financial data of the Company included elsewhere in this Annual Report on Form 10-K. (Amounts in millions, except share amounts, and where specifically noted.)

General

         The Company is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of supply chain management services, including third party logistics and inventory management services, to the aerospace industry. The Company also performs overhaul and repair services for brakes and starters/generators, and builds custom hose assemblies.

         On December 17, 2001, the Company announced that it had settled litigation previously initiated against Gulf Insurance Company for a cash payment to the Company of approximately $1.0 million. The income was recorded during the three months ended January 31, 2002.

         On December 6, 2001, the Company announced that it had been awarded a contract with Gulfstream Aerospace Corporation ("Gulfstream") to provide consulting services for Gulfstream's aftermarket customer support functions. The services under the contract were provided and the associated revenues were recorded during the quarter ended January 31, 2001. The net sales and gross profit from the contract were not significant to sales and gross profit recorded for the three months and year ended January 31, 2002.

         Results for the three and six months ended January 31, 2002 were adversely impacted by the terrorist acts that occurred on September 11, 2001, and the repercussions and industry slowdown that followed. For the period prior to September 11th, the Company continued to report double digit sales growth over the same period of the prior year. Subsequent to September 11th, and for the remainder of the year ended January 31, 2002, although sales were down over a broad range of product lines, the Company reported low sales growth.

         On August 10, 2001, the Company completed the acquisition of the distribution business of Superior for approximately $4.6 million in cash. Pursuant to the terms of the acquisition, the Company acquired the distribution business of Superior, including four distribution centers, approximately $2.9 million of inventory and equipment, and was named a worldwide distributor for Superior's product line of replacement parts for certain aircraft engines.

         The distribution agreement has an initial five-year term, and is renewable thereafter for two additional three-year terms at the Company's option. Thereafter, the agreement automatically renews annually unless notice is given by one party to the other of its intention not to renew.

         In addition, the Company entered into a service agreement with Superior. Pursuant to the terms of the service agreement, the Company will provide Superior with a variety of third party logistics services for a fee based upon the scope of the services provided. The service agreement has an initial five-year term, and is renewable thereafter for two additional three-year terms at the Company's option. Thereafter, the agreement automatically renews annually unless notice is given by one party to the other of its intention not to renew. Results for the three months and year ended January 31, 2002 include the impact of Superior from the date of its acquisition.

         In March 2000 the Company established API Asia Pacific, a sales and distribution center, at the former Clark Airfield in the Philippines. Costs relating to the start up and subsequent operations of API Asia Pacific have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

         In February 2000 the Company established AeroV. In December 2000 the Board of Directors of the Company reassessed its strategic position with respect to AeroV, and approved a plan to sell or dispose of AeroV. AeroV has been accounted for as a discontinued operation and its results of operations and cash flows, and the net loss on disposal of AeroV have been condensed and shown separately in the accompanying consolidated financial statements. AeroV had no significant sales during the year ended January 31, 2001.

         Prior to November 1, 1999, the Company owned NAC. NAC's operations included the repair and overhaul of gas turbine engines and accessories, and the remanufacturing of engine components and accessories. Pursuant to the Agreement, RRNA acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax liabilities, debt, amounts due to parent (First Aviation) and any contingent liabilities resulting from NAC's liquidation of its former defined benefit plan for $73.0 million. During the year ended January 31, 2001, the sales price was adjusted down by $2.050 million to reflect a decrease in the amount of net assets sold. The amount of the adjustment had been accrued previously. As a result of the sale, NAC has been accounted for as a discontinued operation. All amounts reported herein have been restated to reflect NAC as a discontinued operation, and NAC's prior year results of its operations, cash flows and gain on sale have been condensed and reported separately in the accompanying consolidated financial statements.

         On May 15, 2001, the Company and RRNA reached an agreement releasing the Company from any claim, course of action, or liability of any nature whatsoever which has arisen, or thereafter may arise from any covenant, negligence, representation, warranty, indemnity, transaction, failure, omission or communication under the Agreement.

Critical Accounting Policies

         The Securities and Exchange Commission recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires judgment and estimates on the part of management in its application. The process of preparing financial statements in conformity with accounting principles generally accepted in the US requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. These estimates and assumptions are based upon the best information available at the time the estimates or assumptions are made. The estimates and assumptions could change significantly as the conditions within and beyond management's control change. Therefore, actual results could differ materially from the estimates. The most significant estimates made in preparing the financial statements include the allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuations, the valuation of goodwill and other intangibles, and estimates made relating to discontinued operations. The following is a discussion of the critical accounting policies and the related estimates and assumptions utilized in preparing the Company's consolidated financial statements. A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Revenue Recognition

         The Company's net sales consist of sales of parts and components, the provision of component overhaul and repair services, and the provision of supply chain management services. Sales are recorded net of discounts, allowances and commissions, and are recorded generally when the parts, components, and overhauled and repaired items are shipped and title transfers to the customer, or when supply chain management services have been provided. Shipping and handling costs billed to customers are included in net sales.

Allowance for Doubtful Accounts

         The allowance for doubtful accounts receivable is established based on estimates of the amount of uncollectible accounts receivable, utilizing financial formulas based principally upon historical experience and the age of the account. Collection of trade receivables may be affected by aviation industry and market trends, overall economic trends and conditions, and customers' credit issues and financial condition. Changes in any of these factors may have a significant impact upon the estimated allowance.

Inventories

         Inventories generally consist of general aircraft parts and components and are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Provisions are made in each period for the estimated effect of excess and obsolete inventories based upon financial formulas that take into account quantities and costs of inventory on hand, and historical and projected sales and inventory movements, adjusted for known or estimated factors such as new product lines, product return allowances and other resale outlets. Actual excess and obsolete inventories may differ significantly from such estimates, and such differences could have a significant negative impact on the financial statements.

Goodwill and Other Intangibles

         Goodwill arises from the excess of the purchase price paid over the underlying fair value of assets acquired in transactions accounted for under the purchase method of accounting for business combinations. Goodwill and other intangibles were recognized upon First Aviation's acquisition of API's business in 1997 and upon the acquisition of Superior in 2001. There is a significant amount of judgment used to estimate the fair value of assets acquired and allocate the purchase price to the underlying assets and liabilities, including the recognition of liabilities incurred directly as a result of the acquisition as well as the amortization period, if any, used to determine amortization expense. Most of the assumptions and estimates utilized in this process are based upon known factors and exposures, historical information and management's experience. The value of goodwill and intangibles is subject to future potential adverse changes as a result of changes in the Company's financial condition and results, industry and/or overall economic conditions, and other factors outside of the Company's control.

         During the first quarter ended April 30, 2002, the Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This pronouncement includes new rules for measuring the impairment of goodwill and intangible assets, and may have a significant impact on the Company, as described under the heading "New Accounting Pronouncement".

Deferred Taxes

         The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are estimated using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. The realization of these assets is subject to estimates and judgments, and may change based upon a variety of factors, including future profitability of the Company and tax law changes.

Discontinued Operations

         Upon the sale or disposition of a subsidiary, management estimates what it believes to be costs to be incurred upon and after the sale or disposal of the subsidiary, including income taxes, that relate directly to the sale or disposal transaction, or the operations of the former entity. Such estimates are subject to change, and the changes may be significant.

Results of Operations

         The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent.

                                                      Year Ended January 31,
                                               ---------------------------------
                                                   2002        2001        2000
                                               ---------------------------------
Net sales                                        100.0%       100.0%      100.0%
Cost of sales                                     79.2         78.6        78.3
                                               -----------  ---------  ---------
Gross profit                                      20.8         21.4        21.7
Selling, general and administrative expenses      18.8         20.2        19.3
Corporate expenses                                 2.5          3.6         2.0
Litigation (income) expense                       (0.7)         -           -
Non-recurring charge                               -            -           0.5
                                               -----------  ---------  ---------
Income (loss) from operations                      0.2         (2.4)       (0.1)
Interest income                                    0.6          2.0         0.9
Interest expense and other                        (0.3)        (0.6)       (0.8)
                                               -----------  ---------  ---------
Income (loss) before (provision)
  benefit income taxes                             0.5         (1.0)        -
(Provision) benefit for income taxes              (0.2)         0.4         0.2
                                               -----------  ---------  ---------
Income (loss) from continuing operations           0.3         (0.6)        0.2
Income (loss) from discontinued operations, net    -           (1.9)        6.2
Gain from disposition of subsidiaries, net         0.9          0.6        12.3
                                               -----------  ---------  ---------
   Net income (loss)                               1.2%        (1.9)%      18.7%
                                               ===========  =========  =========

Year ended January 31, 2002 compared to year ended January 31, 2001

Net sales

         Net sales for the year ended January 31, 2002 increased $8.1 million, or 8.4%, to $105.7 million from $97.6 million for the year ended January 31, 2001. Net sales increased principally as a result of a combination of factors, including growth in international operations, especially Southeast Asia and Europe, increased domestic market share, especially in the commercial airline sector, the impact of the acquisition of Superior's distribution business and growth in the Company's logistics services business. Price reductions by competitors seeking to regain market share have and are expected to continue to adversely affect the rate of growth and profit margins in the near term, as will adverse industry conditions. The Company expects to continue to expand into new markets, add additional product lines, and invest in new product offerings. The Company also continues to seek new customers and opportunities in its logistics and inventory management business.

Cost of sales

         Costs of sales for the year ended January 31, 2002 increased $7.0 million, or 9.2%, to $83.7 million from $76.7 million for the year ended January 31, 2001. The increase in cost of sales was due to the increase in net sales and the reasons described below under the heading "Gross profit".

Gross profit

         Gross profit for the year ended January 31, 2002 increased $1.1 million, or 5.3%, to $22.0 million from $20.9 million for the year ended January 31, 2001. Gross margin decreased to 20.8% from 21.4%. The decline in gross margin also was due to a combination of factors, including competitive pressures, changes in product mix to lower margin sales in the airline and Superior product lines, and an increase of $0.5 million in inventory reserves. The increase in inventory reserves was a result of the Company's normal review procedures.

Selling, general and administrative expenses

         Selling, general and administrative expenses for the year ended January 31, 2002 increased $0.2 million, or 0.6%, to $19.9 million from $19.7 million for the year ended January 31, 2001. The slight increase, below the level of growth of sales and gross profit, is attributable to the Company's overall focus on profitability and controlling costs, and a reduction in personnel costs due to the industry slowdown following the terrorists attacks last September. Included in selling, general and administrative expenses for the year ended January 31, 2002 was a $0.1 million one-time charge relating to a change in the Company's estimate of recording bad debts to a more conservative methodology.

Corporate expenses

         Corporate expenses for the year ended January 31, 2002 decreased $0.3 million to $2.6 million from $2.9 million for the year ended January 31, 2001. The reduction was due principally to reduced other legal costs.

Litigation (income) expense

         During the three months and year ended January 31, 2002 the Company settled its litigation against Gulf Insurance Company for a cash payment to the Company of approximately $1.0 million. The litigation had been ongoing for several years. The settlement, net of associated legal costs, has been reclassified out of corporate expenses and shown separately. Prior year legal costs, if significant, were reclassified out of corporate expenses and shown separately as well.

Interest income and interest expense and other

         Interest income of $0.6 million earned during the year ended January 31, 2002 was derived from investing the Company's cash in short term investments. The decrease from the $2.0 million earned during the year ended January 31, 2001 was due principally to the marked decrease in interest rates from fiscal year 2001 to fiscal year 2002. Interest expense and other of $0.3 million for the year ended January 31, 2002 decreased from $0.5 million for the year ended January 31, 2001 for the same reason.

(Provision) benefit for income taxes

         The Company recorded a provision for income taxes on income from continuing operations for the year ended January 31, 2002 of $0.2 million, for an effective rate of 39.9%. For the year ended January 31, 2001, the Company recorded a benefit on its loss from continuing operations of $0.3 million, for an effective rate of 37.7%. The change in the effective rate for the year January 31, 2002 over the prior year was due to changes in estimates and the magnitude of permanent differences between book and taxable income or loss.

Income (loss) from continuing operations

         For the year ended January 31, 2002 the Company earned $0.3 million from continuing operations, compared to a loss of $0.6 million for the year ended January 31, 2001. The increase in income was due to growth in net sales and gross profit, lower selling, general and administrative expenses as a percentage of net sales, lower corporate expenses, due principally to decreased other legal costs, and the legal settlement with Gulf Insurance Company, offset by an increase in inventory reserves, an increase in the provision for bad debts, and a decrease in net interest income for the year ended January 31, 2002.

Gain from disposition of subsidiaries, net

         During the year ended January 31, 2002, the Company reversed reserves related to the sale of NAC and the disposal of AeroV that no longer were required. As a result, the Company recorded income of $1.0 million during the year ended January 31, 2002, after associated income taxes of $0.6 million. The income related principally to NAC. During the year ended January 31, 2001 the Company finalized its income tax liabilities related to the sale of NAC. The difference between the estimated income tax liabilities and the actual liabilities incurred, a $1.0 million credit, was recorded in the year ended January 31, 2001. Offsetting this gain was the net loss on the disposal of AeroV of $0.4 million.

Net income (loss)

         The Company had net income of $1.3 million for the year ended January 31, 2002, as compared to a net loss of $1.8 million for the year ended January 31, 2001. The increase in net income was due to the reasons described above.

Net income (loss) per common share

         No significant shares were repurchased during the year ended January 31, 2002. During the year ended January 31, 2001 the Company repurchased 1,023,398 shares of its common stock. The effect of these repurchases was to decrease the weighted average shares outstanding and increase the net loss per share by approximately $0.02 per share for the year ended January 31, 2001.

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

Gross profit

         Gross profit for the year ended January 31, 2001 increased $2.9 million, or 16.0%, to $20.9 million from $18.0 million for the year ended January 31, 2000. Gross margin decreased to 21.4% from 21.7%. During the fourth quarter of the year ended January 31, 2000, the Company earned $1.0 million from consulting services provided to one customer. Without this transaction the gross margin for the year ended January 31, 2000 would have been 20.7%, and the gross margin would have increased during the year ended January 31, 2001 by 0.7%. The increase in gross margin is due to changes in product mix.

Selling, general and administrative expenses

         Selling, general and administrative expenses for the year ended January 31, 2001 increased $3.7 million, or 23.2%, to $19.7 million from $16.0 million for the year ended January 31, 2000. The increase is attributable to the growth in net sales and gross profit, and the Company's international expansion.

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

Litigation (income) expense

         Litigation expense for the year ended January 31, 2001, consisted of legal costs relating to the Company's litigation against Gulf Insurance Company. Previously, these legal expenses had been included in corporate expenses. No significant expenses were incurred during the year ended January 31, 2000 for this matter.

Non-recurring charge

         During the year ended January 31, 2000, the Company recorded a non-recurring charge of $0.4 million for the cost of litigation related to the opening of a new sales facility in Montreal, Canada. No non-recurring charges were recorded in the year ended January 31, 2001.

Interest income and interest expense and other

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

Income (loss) from continuing operations

         For the year ended January 31, 2001, the Company had a loss of $0.6 million from continuing operations compared to net income of $0.2 million for the year ended January 31, 2000. The decrease was due principally to increased costs to support international expansion and domestic growth, an increase in legal and retainer fees and a decrease in the amount of tax benefits realized, offset by an increase in net interest income for the year ended January 31, 2001.

Income (loss) from discontinued operations, net

         For the year ended January 31, 2001, the Company experienced a net loss from the discontinued operations of $1.8 million. This was due to the operations of AeroV. For the year ended January 31, 2000, the Company had net income from discontinued operations of $5.2 million. The income was due to the operations of NAC prior to its sale on November 1, 1999.

Gain from disposition of subsidiaries, net

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

Net income (loss) per common share

         During the year ended January 31, 2001, the Company repurchased 1,023,398 shares of its common stock. The effect of these repurchases was to decrease the weighted average shares outstanding and increase the net loss per share by approximately $0.02 per share. During the year ended January 31, 2000, the Company repurchased 1,000,000 shares of its common stock. Because these repurchases were made during the last quarter of the fiscal year the impact on the weighted average shares outstanding was minimal, and the effect on the net income per share was approximately $0.02 per share.

Liquidity and Capital Resources

         The Company's liquidity requirements arise principally from its working capital needs, which have increased due to growth and expansion. In addition, the Company has liquidity requirements to fund capital expenditures to support its growth and expansion, and maintain its current operations. The Company funds its liquidity requirements with a combination of cash on hand, cash flows from operations and from borrowings. The Company has been using cash management techniques to minimize its interest expense on borrowings.

         The Company invests its cash and cash equivalents principally in certificates of deposit and commercial paper with maturities when purchased of three months or less.

         The Company's cash provided by (used in) operations for the years ended January 31, 2002, 2001 and 2000 was $1.9 million, $(14.1) million, and $2.9 million, respectively. Cash flow from operations for the year ended January 31, 2002 was positively impacted by net income, including the legal settlement, the reduction in trade receivables and inventory (excluding inventory acquired in investing activities), and the receipt of a federal income tax refund, partially offset by a reduction in accounts payable. Cash used in operating activities for the year ended January 31, 2001 included approximately $8.7 million of payments, including net income tax payments, relating to the sale of NAC. Cash provided by (used in) investing activities during these same periods was $(5.7) million, $(3.0) million, and $67.9 million, respectively. Cash used in investing activities for the year ended January 31, 2002 includes $5.0 million related to the acquisition of Superior, while cash provided by investing activities for the year ended January 31, 2000 included $73.0 million of proceeds from the sale of NAC. Cash provided by (used in) financing activities for the years ended January 31, 2002, 2001 and 2000 was $3.1 million, $(1.1) million, and $(20.8) million, respectively. Cash used in financing activities for the year ended January 31, 2000 includes $13.9 million to repay NAC's outstanding debt and $5.9 million for repurchases of common stock for treasury under the Company's repurchase program.

         First Aviation's aggregate cash used for capital expenditures, excluding the acquisition of Superior, for the years ended January 31, 2002, 2001 and 2000 were $0.7 million, $3.0 million, and $5.1 million, respectively. The decrease over the three years is due to less capital requirements as a result of heavy spending in prior years to upgrade the Company's systems and equipment to handle the Company's growth and expansion. For fiscal year 2003 the amount required for capital expenditures currently is expected to remain relatively level with that required in fiscal year 2002. Management expects to fund these requirements from cash on hand, cash flows from operations and from borrowings.

         In June 2001, API entered into an extension of its $20 million commercial revolving loan and security agreement. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and First Aviation guarantees all borrowings under the facility. The Agreement expires July 1, 2003. Borrowings under the facility totaled $14.8 million at January 31, 2002 at an interest rate of 3.36%. Approximately $3.5 million was available under the facility at January 31, 2002. This agreement replaces a prior agreement that contained substantially the same terms and conditions.

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

         During the years ended January 31, 2002 and 2001, respectively, the Company repurchased 1,100 and 1,023,398 shares of its common stock. Common shares reacquired to date under the Company's previously announced share repurchase program totaled 2,024,498 shares at January 31, 2002, with an aggregate cost of approximately $10,708, or $5.29 per share. Approximately 94,000 shares still may be repurchased under this program.

         In conjunction with the API acquisition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, API has the right to redeem the Preferred Stock at any time. Subject to certain terms and conditions, and commencing three years after the closing of the API acquisition, AMR Combs has the right to cause the Company to repurchase the Preferred Stock. The Company has the ability to delay this right, under certain conditions, for an additional two years. The redemption price is equal to the fair market value of the Preferred Stock as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the Preferred Stock; (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party; (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party; and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the Preferred Stock. The demand registration rights became exercisable in March 2000. If API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the Preferred Stock. There are no plans to cause API to conduct a public offering of its securities.

         Based upon current and anticipated levels of operations, the Company believes that its cash on hand and cash flow from operations, combined with borrowings available under its line of credit, will be sufficient to meet its current and anticipated cash operating requirements, including scheduled interest payments, working capital needs, capital expenditures and preferred dividend requirements through the year ending January 31, 2003. The Company is in compliance with all of its debt covenants.

New Accounting Pronouncement

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), effective for all business combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. There was no financial impact to the Company upon compliance with the requirements of FAS 141 as of July 1, 2001.

         The Company will adopt FAS 142 as of February 1, 2002, the beginning of its new fiscal year. Under the new rules, goodwill and certain intangible assets no longer will be amortized but will be subject to annual impairment tests in accordance with the pronouncement. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of FAS 142 will not have a significant impact on the Company's results of operations. Upon adoption of FAS 142 the Company is required to perform impairment tests relating to its goodwill and other intangibles existing at the date of adoption. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. However, the impairment tests under FAS 142 are much different and more rigorous than those previously required under generally accepted accounting principles, especially when the book value of a company is in excess of its market value, which is the case for the Company. The Company believes that there is no impairment of value, and that the principle reason for the lower market value of the Company is due to the illiquidity of the Company's stock, which depresses the value of each share. Under the more stringent requirements of FAS 142, however, the Company may be required to take a non-cash charge to write-off or write down its goodwill and other intangibles. This charge would occur in the first quarter ending April 30, 2002. Total goodwill and other intangibles at January 31, 2002 was $3,885. The amount of the non-cash charge could be as much as the total amount of the net asset, or approximately $0.32 per share after applicable income taxes. Any such charge would be accounted for as a cumulative effect of a change in accounting principle during the quarter ended April 30, 2002, and would not affect continuing operations or operating income.

Inflation

         The Company does not believe that the relatively moderate levels of inflation that have been experienced in the United States has had a significant impact on its revenues or operations.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks

         The Company's Canadian operations utilize the Canadian dollar as the functional currency. The Company's Asian operation utilizes the U.S. dollar as its functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the FAvS group, and to foreign currency denominated trade receivables. The Company has transactions denominated in Canadian dollars and Philippine pesos. Currency transaction and translation exposures are not hedged, and transaction gains and losses have not been significant. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant

         Information regarding the directors of First Aviation is set forth under the caption "Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which is incorporated herein by reference. Information regarding compliance with Section 16 (a) of the Exchange Act is set forth under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

         The Company's executive officers, their ages and backgrounds are as follows:

         Michael C. Culver, 51, has served as President and Chief Executive Officer of the Company since March 1995. Mr. Culver also serves as Chairman of API. In June 1995 Mr. Culver became a director of NAC. In August 1996 he became NAC's Chairman and in June 1997 he became its Chief Executive Officer. Mr. Culver's relationship with NAC terminated with the Company's sale of NAC on November 1, 1999. In 1985, Mr. Culver co-founded First Equity Group Inc. ("First Equity Group"). First Equity Group's interests, in addition to the Company, include First Equity Development Inc., an aerospace investment and advisory firm, Skip Barber Racing School, LLC and Imtek, Inc., a printing company. Mr. Culver serves on the Boards of Skip Barber Racing School, LLC and Imtek.

         Gerald E. Schlesinger, 57, became Senior Vice President upon his employment by the Company in June 1997. From November 1993 to June 1997, Mr. Schlesinger was affiliated with the SK Group and served as its Managing Principal. The SK Group provides consulting and management advisory services to its clients. Prior to November 1993, Mr. Schlesinger served as Executive Vice-President, CFO and CIO for Butler Aviation.

         Michael D. Davidson, 42, became the Chief Financial Officer in April 2002. He became Secretary to the Company's Board of Directors in October 2001. Previously he served as the Company's Controller since his employment in February 1998. Prior to joining First Aviation, from 1996 to 1998, Mr. Davidson served as Chairman of Access Ambulance Company, Inc. From 1993 to 1998 he was engaged as a principal in a consulting firm specializing in turnaround and management consulting, restructuring and bankruptcy, and from 1993 to 1995 also was the Executive Director of Stamford Emergency Medical Services, Inc. Prior to 1993 Mr. Davidson worked for the Dyson-Kissner-Moran Corporation, a leveraged buyout firm, and spent nearly ten years with Ernst & Young LLP. Mr. Davidson is a Certified Public Accountant.

Item 11. Executive Compensation

         Information regarding compensation of the Company's directors and executive officers is set forth under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information regarding share ownership by certain beneficial owners and the Company's directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions of the Company is set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements and Schedules

         See Index to Consolidated Financial Statements, which appears on Page F-1 hereof

    (2) Financial Statement Schedule II - Valuation and Qualifying Accounts, which appears on Page F-21 hereof. (All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.)

(b)      Form 8-K -- None

(c)      Exhibits
         --------

Exhibit
Number                 Description of Exhibit
------                 ----------------------
3.1(a)        Restated Certificate of Incorporation of the Company

3.2(d)        Amended and Restated Bylaws of the Company

10.1(a)       Form of Director Indemnification Agreement between the Company and each of its directors

10.9(a)       Asset Purchase Agreement, dated November 25, 1996, by and between AMR Combs and API

10.14(a)      Stock Incentive Plan

10.15(a)      Employee Stock Purchase Plan

10.20         Employment Agreement, dated as of December 2, 1999, by and between Michael C. Culver and the Company

10.23         Letter,  effective February 1, 2002,  by and between First Equity Development Inc. and its affiliates and First
              Aviation Services Inc. regarding pursuit of acquisition opportunities

10.24(a)      Amended and Restated Registration Rights Agreement,  dated as of February 21,  1996, by and between the Company and
              FAS Inc.

10.30(a)      Sublease Agreement, dated as of December 31, 1996, between First Equity and the Company

10.39(b)      Amendment to the First Aviation Services Stock Incentive Plan

10.40         Engagement Letter between First Equity Development Inc. and its affiliate,  FED Securities Inc.,  and First
              Aviation Services Inc. effective February 1, 2002.

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

10.44         Guaranty, dated as of March 30, 2000, between First Aviation Services Inc. and Hudson United Bank

10.45         Executive Change of Control Agreement dated as of December 2, 1999 by and between First Aviation Services Inc.
              and Gerald E. Schlesinger

10.48(c)      Third Amendment to Commercial Revolving Loan and Security Agreement dated as of June 28, 2001 between Hudson
              United Bank and Aerospace Products International, Inc.

10.49(c)      Third Reaffirmation of Guaranty dated as of June 28, 2001 by First Aviation Services Inc. and in favor of Hudson
              United Bank.

21.1          List of Subsidiaries

Exhibit
Number                   Description of Exhibit
------                   ----------------------
23.1          Consent of Ernst & Young LLP, independent auditors

27.1          Financial Data Schedules for the years ended January 31, 2002,
              2001 and 2000

     (a) Incorporated by reference and filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 333-18647), as amended.
     (b) Incorporated by reference and filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1998.
     (c) Incorporated by reference and filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001.
     (d) Incorporated by reference and filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001.

                            [Signature page follows]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2002.

                              FIRST AVIATION SERVICES INC.

                              By:  /s/ Michael D. Davidson
                                   -----------------------
                                   Michael D. Davidson
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

       Signature                            Title                                                    Date
       ---------                            -----                                                    ----
       /s/ Aaron P. Hollander               Chairman of the Board                                    May 1, 2002
       --------------------------
       Aaron P. Hollander

       /s/ Michael C. Culver                Chief Executive Officer and                              May 1, 2002
       --------------------------
       Michael C. Culver                    Director (Principal Executive Officer)

       /s/ Stanley J. Hill                  Director                                                 May 1, 2002
       --------------------------
       Stanley J. Hill

       /s/ Robert L. Kirk                   Director                                                 May 1, 2002
       --------------------------
       Robert L. Kirk

       /s/ Joseph J. Lhota                  Director                                                 May 1, 2002
       --------------------------
       Joseph J. Lhota

       /s/ John A. Marsalisi                Director                                                 May 1, 2002
       --------------------------
       John A. Marsalisi

                          First Aviation Services Inc.

                       Consolidated Financial Statements

              For the years ended January 31, 2002, 2001 and 2000

                   Index to Consolidated Financial Statements

Report of Independent Auditors............................................... F2

Consolidated Financial Statements:

Consolidated Balance Sheets.................................................. F3
Consolidated Statements of Operations........................................ F4
Consolidated Statements of Stockholders' Equity.............................. F5
Consolidated Statements of Cash Flows........................................ F6
Notes to Consolidated Financial Statements............................... F7-F20

Schedule II - Valuation and Qualifying Accounts............................. F21

                                       F1

                         Report of Independent Auditors

The Board of Directors and Stockholders
First Aviation Services Inc.

We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. as of January 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/  Ernst & Young LLP

Stamford, Connecticut
April 12, 2002

                                       F2

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                         January 31,
                                                                    2002            2001
                                                                -------------   -------------
Assets
Current assets:
   Cash and cash equivalents                                     $    31,113     $    31,855
   Trade receivables, net                                             15,396          15,860
   Inventories, net                                                   23,016          21,803
   Deferred and refundable income taxes                                1,212           3,388
   Prepaid expenses and other                                          1,822           1,461
                                                                -------------   -------------

Total current assets                                                  72,559          74,367

Plant and equipment, net                                               4,100           4,638
Goodwill and other intangibles, net                                    3,885           1,709
                                                                -------------   -------------

                                                                 $    80,544     $    80,714
                                                                =============   =============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                              $    11,464     $    13,496
   Accrued compensation and related expenses                           1,195           1,111
   Other accrued liabilities                                           1,553           3,210
   Income taxes payable                                                1,293           2,120
   Current debt and obligations under capital leases                     180          11,757
                                                                -------------   -------------

Total current liabilities                                             15,685          31,694

Long-term debt and obligations under capital leases                   14,800             147
Minority interest in subsidiary                                        1,041           1,041
                                                                -------------   -------------

Total liabilities                                                     31,526          32,882

Stockholders' equity
   Common stock, $0.01 par value, 25,000,000 shares authorized,
     7,213,753 and 7,184,704 shares outstanding, respectively             91              91
   Additional paid-in capital                                         38,516          38,625
   Retained earnings                                                  20,728          19,476
   Accumulated other comprehensive loss                                 (193)              -
                                                                -------------   -------------

                                                                      59,142          58,192
   Less: Treasury stock, at cost                                     (10,124)        (10,360)
                                                                -------------   -------------
   Total stockholders' equity                                         49,018          47,832
                                                                -------------   -------------

Total liabilities and stockholders' equity                       $    80,544     $    80,714
                                                                =============   =============

See accompanying notes.

                                       F3

                          First Aviation Services Inc.

                      Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                                        Year ended January 31,
                                                               ----------------------------------------
                                                                   2002         2001           2000
                                                               ------------  ------------  ------------

Net sales                                                       $  105,696    $   97,550    $   82,999
Cost of sales                                                       83,722        76,682        65,015
                                                               ------------  ------------  ------------

Gross profit                                                        21,974        20,868        17,984
Selling, general and administrative expenses                        19,854        19,733        16,014
Corporate expenses                                                   2,628         2,934         1,652
Litigation (income) expense                                           (735)          501             -
Non-recurring charge                                                     -             -           410
                                                               ------------  ------------  ------------

Income (loss) from operations                                          227        (2,300)          (92)
Interest income                                                        592         1,955           723
Interest expense and other                                            (291)         (538)         (612)
Minority interest in subsidiary                                        (42)          (42)          (42)
                                                               ------------  ------------  ------------

Income (loss) before (provision) benefit for income taxes              486          (925)          (23)
(Provision) benefit for income taxes                                  (194)          349           190
                                                               ------------  ------------  ------------

Income (loss) from continuing operations                               292          (576)          167

Income (loss) from discontinued operations, net                          -        (1,847)        5,170

Gain from disposition of subsidiaries, net                             960           593        10,193
                                                               ------------  ------------  ------------

Net income (loss)                                               $    1,252    $   (1,830)   $   15,530
                                                               ============  ============  ============

Basic net income (loss) per common share:

  Income (loss) from continuing operations                      $     0.04    $    (0.08)   $     0.02
  Income (loss) from discontinued operations, net                        -         (0.24)         0.58
  Gain from disposition of subsidiaries, net                          0.13          0.08          1.14
                                                               ------------  ------------  ------------

Basic net income (loss) per common share                        $     0.17    $    (0.24)   $     1.74
                                                               ============  ============  ============

Weighted average common shares outstanding -- basic              7,197,941     7,720,520     8,908,756
                                                               ============  ============  ============

Net income (loss) per common share -- assuming dilution:

  Income (loss) from continuing operations                      $     0.04    $    (0.08)   $     0.02
  Income (loss) from discontinued operations, net                        -         (0.24)         0.57
  Gain from disposition of subsidiaries, net                          0.13          0.08          1.13
                                                               ------------  ------------  ------------
Net income (loss) per common share -- assuming dilution         $     0.17    $    (0.24)   $     1.72
                                                               ============  ============  ============

Weighted average common shares outstanding -- assuming dilution  7,208,725     7,720,520     9,005,677
                                                               ============  ============  ============

See accompanying notes.

                                       F4

                          First Aviation Services Inc.

                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                               Common Stock
                                         ------------------------

                                                                                                Accumulated
                                                                     Additional                    Other
                                            Number                    Paid-in      Retained    Comprehensive
                                           of Shares      Amount      Capital      Earnings         Loss         Sub-Total
                                         -------------  ---------  -------------  -----------  --------------  ------------

Balances at January 31, 1999                9,001,896    $    90    $    38,515    $   5,776    $          -    $   44,381

Exercise of stock options to purchase
  common shares                               110,000          1              -            -               -             1
Shares issued under qualified plans and
 to directors                                  22,101          -            100            -               -           100
Common shares repurchased                  (1,000,000)         -              -            -               -             -
  Net income                                        -          -              -       15,530               -        15,530
                                         -------------  ---------  -------------  -----------  --------------  ------------

Balances at January 31, 2000                8,133,997         91         38,615       21,306               -        60,012
                                         -------------  ---------  -------------  -----------  --------------  ------------

Shares issued to directors                      1,702          -             10            -               -            10
Common shares repurchased                  (1,023,398)         -              -            -               -             -
Proceeds from issuance of common
  stock from treasury, and shares issued
  under qualified plans and to directors
  from treasury                                72,403          -              -            -               -             -
Net loss                                            -          -              -       (1,830)              -        (1,830)
                                         -------------  ---------  -------------  -----------  --------------  ------------

Balances at January 31, 2001                7,184,704         91         38,625       19,476               -        58,192
                                         -------------  ---------  -------------  -----------  --------------  ------------

Shares issued under qualified plans and
 to directors                                  30,149          -           (109)           -               -          (109)
Common shares repurchased                      (1,100)         -              -            -               -             -
Other comprehensive loss                            -          -              -            -            (193)         (193)
Net income                                          -          -              -        1,252               -         1,252
                                         -------------  ---------  -------------  -----------  --------------  ------------

Balances at January 31, 2002                7,213,753    $    91    $    38,516    $  20,728    $       (193)   $   59,142
                                         =============  =========  =============  ===========  ==============  ============

                                              Treasury
                                                Stock        Total
                                            ------------  ------------

Balances at January 31, 1999                 $        -    $   44,381

Exercise of stock options to purchase
  common shares                                       -             1
Shares issued under qualified plans                   -           100
Common shares repurchased                        (5,869)       (5,869)
  Net income                                          -        15,530
                                            ------------  ------------

Balances at January 31, 2000                     (5,869)       54,143
                                            ------------  ------------

Shares issued to directors                            -            10
Common shares repurchased                        (4,834)       (4,834)
Proceeds from issuance of common
  stock from treasury, and shares issued
  under qualified plans and to directors
  from treasury                                     343           343
Net loss                                              -        (1,830)
                                            ------------  ------------

Balances at January 31, 2001                    (10,360)       47,832
                                            ------------  ------------

Shares issued under qualified plans                 241           132
Common shares repurchased                            (5)           (5)
Other comprehensive loss                              -          (193)
Net income                                            -         1,252
                                            ------------  ------------

Balances at the end of January 31, 2002      $  (10,124)   $   49,018
                                            ============  ============

See accompanying notes.

                                       F5

                          First Aviation Services Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                        Year ended January 31,
                                                                            ----------------------------------------------
                                                                                 2002            2001            2000
                                                                            --------------  --------------  --------------

Cash flows from operating activities
Income (loss) from continuing operations                                     $        292    $       (576)   $        167

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                     1,399           1,251             846
  Deferred income taxes                                                                 -            (148)          1,354
  Stock compensation                                                                  112              72              50
  Changes in assets and liabilities:
    Trade receivables                                                                 467          (2,050)         (4,251)
    Inventories                                                                     1,708          (7,661)         (1,941)
    Other assets                                                                      (73)         (1,662)            210
    Accounts payable                                                               (2,032)          5,232           3,990
    Other accrued liabilities                                                           -          (7,812)          2,233
                                                                            --------------  --------------  --------------

Cash provided by (used in) operating activities - continuing operations             1,873         (13,354)          2,658
Cash provided by (used in) operating activities - discontinued operations               -            (730)            218
                                                                            --------------  --------------  --------------

Net cash provided by (used in) operating activities                                 1,873         (14,084)          2,876

Cash flows from investing activities
Purchase of assets from Superior, including acquisition costs                      (5,028)              -               -
Proceeds from sale of NAC                                                               -               -          73,000
Purchases of plant and equipment and other assets - continuing operations            (683)         (1,529)         (1,592)
Purchases of plant and equipment - discontinued operations                              -          (1,494)         (3,530)
                                                                            --------------  --------------  --------------

Net cash provided by (used in) investing activities                                (5,711)         (3,023)         67,878

Cash flows from financing activities
Net borrowings (repayments) on debt and capital lease obligations                   3,076           3,411         (14,981)
Repurchases of common stock for treasury                                               (5)         (4,834)         (5,869)
Other                                                                                  25             281              51
                                                                            --------------  --------------  --------------

Net cash provided by (used in) financing activities                                 3,096          (1,142)        (20,799)
                                                                            --------------  --------------  --------------

Net change in cash and cash equivalents                                      $       (742)   $    (18,249)   $     49,955
Cash and cash equivalents at the beginning of the year                             31,855          50,104             149
                                                                            --------------  --------------  --------------

Cash and cash equivalents at the end of the year                             $     31,113    $     31,855    $     50,104
                                                                            ==============  ==============  ==============

Supplemental cash flow disclosures
Cash paid for:
  Interest                                                                   $        130    $        455    $        575
                                                                            ==============  ==============  ==============

  Income taxes (refunded) paid, net                                          $       (748)   $      4,196    $         90
                                                                            ==============  ==============  ==============

  Acquisition of equipment through incurrence of capital lease obligation    $          -    $        315          -
                                                                            ==============  ==============  ==============

See accompanying notes.

                                       F6

                          First Aviation Services Inc.

                   Notes to Consolidated Financial Statements
                     (in thousands, except share amounts)

1.   Business and Basis of Presentation

First Aviation Services Inc. ("First Aviation"), through its wholly-owned subsidiaries, Aircraft Products International, Ltd., ("API Ltd."), API Asia Pacific Inc., ("API Asia Pacific"), and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively the "Company"), is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of supply chain management services, including third party logistics and inventory management services, to the aerospace industry. The Company also performs overhaul and repair services for brakes and starter/generators, and builds custom hose assemblies. The Company has its headquarters in Westport, Connecticut.

The accompanying consolidated financial statements include the accounts of First Aviation and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

First Aviation was formed in March 1995 to acquire the capital stock of National Airmotive Corporation ("NAC"). On March 5, 1997, the Company completed an initial public offering of its common stock. A portion of the proceeds was used to acquire API's business from AMR Combs Inc. ("AMR Combs").

As described in Note 4, on August 10, 2001 the Company acquired the distribution business of Superior Air Parts, Inc. ("Superior"). As described in Note 10, in prior years the Company sold NAC, and, during the last quarter of the prior fiscal year, the Company approved a plan to dispose of AeroV Inc. ("AeroV"), its former e-commerce subsidiary. Accordingly, NAC and AeroV have been accounted for as discontinued operations and their results of operations, cash flows and the net gain or loss on operations and on disposition have been condensed and reported separately in the accompanying consolidated financial statements.

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

Net Sales and Trade Receivables

The Company's net sales consist of sales of parts and components, the provision of component overhaul and repair services, and the provision of supply chain management services. Sales are recorded net of discounts, allowances and commissions, and are recorded generally when the parts, components, and overhauled and repaired items are shipped and title to the parts transfers to the customer, or when supply chain management services have been provided.

Sales to unaffiliated foreign customers were approximately 17%, 13% and 9% of net sales for the years ended January 31, 2002, 2001 and 2000, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America, and Europe.

The Company provides credit in the form of trade accounts receivable to its customers. The Company generally does not require collateral to support domestic customer receivables. Receivables arising from export activities may be supported by foreign credit insurance. The Company performs ongoing credit evaluations of its customers and maintains allowances that management believes are adequate for potential credit losses. The allowance for doubtful accounts was $707 and $947, respectively, at January 31, 2002 and 2001.

                                       F7

Shipping and Handling Revenues and Costs

Fees billed to customers associated with shipping and handling activities are classified as revenue, and costs associated with shipping and handling are classified as a part of selling, general and administrative expenses. The costs of shipping and handling included in selling, general and administrative expense was $3,937, $3,729 and $3,129 for the years ended January 31, 2002, 2001 and 2000, respectively.

Stock Based Compensation

The Company recognizes compensation expense on stock option grants to employees to the extent a difference exists between the exercise price of the stock option and the fair market value per share at the date of grant. No compensation expense was recognized during the years ending January 31, 2002, 2001 and 2000 since all grants were issued at the fair market value of the Company's common stock at the date of the grant. The Company also recognizes expense on common stock issued to its directors as compensation. The amount of shares issued is based upon the fair market value per share at the date issued.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits, money market funds, short-term certificates of deposit, and short-term commercial paper with maturities of three months or less when purchased.

Inventories

Inventories generally consist of aircraft parts and components and are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Provisions are made in each period for the estimated effect of excess and obsolete inventories. Actual excess and obsolete inventories may differ significantly from such estimates, and such differences could be material to the financial statements. The allowance for obsolete and slow moving inventory was $885 and $376, respectively, at January 31, 2002 and 2001.

Fair Value of Financial Instruments

The carrying value of current assets and liabilities approximates fair value due to the short-term maturities of these assets and liabilities.

Plant and Equipment

Plant and equipment are stated at cost, less an allowance for depreciation. Additions and improvements that materially increase the productive capacity or extend the useful life of an asset are added to the cost of the asset. Expenditures for normal maintenance and repairs are charged to expense as incurred.

Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, which ranges from 3 to 15 years. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the term of the related lease.

Goodwill and Other Intangibles

The excess of the purchase price of API over the fair value of the net assets acquired is amortized using the straight-line method over a thirty-year period. Accumulated amortization was $322 and $257, respectively at January 31, 2002 and 2001. The net goodwill associated with the acquisition of API was $1,643 at January 31, 2002. The remaining balance relates to the acquisition of Superior.

Long-lived Assets

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No asset impairments relating to continuing operations were recorded during the years ended January 31, 2002, 2001 and 2000, respectively.

Principal Suppliers

API has five suppliers of parts, components and supplies from whom approximately 53%, 49% and 45% of its total purchases were made during the years ended January 31, 2002, 2001 and 2000, respectively. Accounts payable to these vendors totaled $3,956 and $5,140 at January 31, 2002 and January 31, 2001, respectively. An inability to maintain timely access to parts and components from these vendors on commercially reasonable terms would have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

                                       F8

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss rose from the translation of accounts into U.S. dollars where the functional currency is Canadian dollar. In prior years the amount of the translation was not significant. The increase during the year ended January 31, 2002 was due to a decrease in the value of the Canadian dollar relative to the US dollar. Comprehensive income for the year ended January 31, 2002 was $1,059.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

3.   Plant and Equipment

Plant and equipment consist of the following:

                                                                                           January 31,
                                                                                    2002                2001
                                                                             ------------------  -----------------
Machinery and equipment                                                      $       1,183       $       1,502
Buildings and leasehold improvements                                                 1,759               1,033
Computer equipment, software, office furniture, fixtures and
     other office equipment                                                          5,276               4,802
Construction-in-process                                                                 36                  53
                                                                             ------------------  -----------------
                                                                                     8,254               7,390

Less:  accumulated depreciation                                                     (4,154)             (2,752)
                                                                             ------------------  -----------------
                                                                             $       4,100       $       4,638
                                                                             ==================  =================

Certain equipment has been pledged as collateral under capital leases.

4.   Acquisition of Superior

On August 10, 2001 the Company completed the acquisition of the distribution business of Superior for $4,614 in cash. Pursuant to the terms of the acquisition, the Company acquired the distribution business of Superior, including four distribution centers, approximately $2,945 of inventory and equipment, and was named a worldwide distributor for Superior's product line of replacement parts for certain aircraft engines. The purchase price was allocated to the assets acquired, principally inventory, based upon their relative fair values. The excess of the purchase price paid over the fair value of the assets acquired, approximately $2,242, was allocated to goodwill and other intangibles in the accompanying consolidated balance sheets. In addition, the Company recorded approximately $573 of accruals to cover the estimated costs to complete the acquisition and execute its plan to close the five distribution centers and consolidate facilities. Approximately $386 of the accruals were paid prior to the year ended January 31, 2002. The accruals remaining at January 31, 2002 will be utilized in the next fiscal year.

The distribution agreement has a five-year term, and is renewable, at the Company's option, for two additional three-year terms. Thereafter, the agreement automatically renews unless notice is given by one party to the other of its intention not to renew.

The Company also entered into a service agreement with Superior. Pursuant to the terms of this agreement, the Company provides Superior with a variety of third party logistics services for a fee based upon the scope of the services provided. The service agreement has an initial five-year term, and is renewable thereafter for two additional three-year terms at the Company's option. Thereafter, the agreement automatically renews annually unless notice is given by one party to the other of its intention not to renew.

The net incremental sales and gross profit from the Superior acquisition were not significant to consolidated results for the year ended January 31, 2002.

                                       F9

5.   Current and Long Term Debt and Obligations Under Capital Leases

                                                                       January 31,
                                                         ----------------------------------------
                                                                2002                  2001
                                                         -------------------    -----------------
Current

Revolving line of credit                                   $         -            $    11,500
Current portion of obligations under capital leases                180                    257
                                                         -------------------    -----------------
                                                           $       180            $    11,757
                                                         ===================    =================
Long Term

Revolving line of credit                                   $    14,800            $         -
Obligations under capital leases                                     -                    147
                                                         -------------------    -----------------
                                                           $    14,800            $       147
                                                         ===================    =================

In June 2001, API entered into an extension of its $20,000 commercial revolving loan and security agreement with a bank. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and First Aviation guarantees all borrowings under the facility. The Agreement expires July 1, 2003 whereupon amounts due under the facility will be payable. This agreement replaced a prior agreement that contained substantially the same terms and conditions. Fees on the unused line have not been significant. Borrowings under the facility totaled $14,800 at January 31, 2002 at an interest rate of 3.36%. The Company had approximately $3.5 million of unused availability under the facility at January 31, 2002.

Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rate is variable and resets frequently.

The Company leases certain equipment under leases that have been classified as capital leases. The obligations under the capital leases are recorded at the net present value of the future minimum lease payments. Obligations due over one year from the balance sheet date are classified as long term. Interest expense on the obligations is recorded as incurred.

6.   Stockholders' Equity

In a series of authorizations commencing November 3, 1999, the Company's Board of Directors authorized a repurchase program of up to 2,118,817 shares of the Company's common stock. The repurchases have been funded from a portion of the proceeds from the sale of NAC, and were made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prices prevailing at the time of the repurchase.

During the years ended January 31, 2002 and 2001, respectively, the Company repurchased 1,100 and 1,023,398 shares of its common stock. The aggregate share repurchases since the repurchase program began totaled 2,024,498 and 2,023,398 shares at January 31, 2002 and 2001, respectively. The aggregate cost of the common shares repurchased was approximately $10,708 and $10,703, or $5.29 per share both at January 31, 2002 and 2001, respectively. Approximately 94,000 shares still may be repurchased under this program.

Certain of the Company's directors elected to receive their compensation for the years ended January 31, 2002, 2001 and 2000, in the form of shares of the Company's common stock. The fair value of the Company's common stock at the date of issuance was charged to expense with a corresponding increase to treasury stock and additional paid-in capital. Such compensation expense totaled $112, $72 and $50, respectively, for the years ended January 31, 2002, 2001 and 2000.

                                      F10

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. With certain limitations, the plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. For the years ended January 31, 2002 and 2001, the Company issued 4,697 and 8,690 shares to employees under the ESPP, respectively. At January 31, 2002, 192,768 shares were available for purchase under the ESPP.

The Company also has a stock incentive plan (the "Plan"). The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and stock purchase rights. A total of 1,000,000 shares of common stock have been reserved for issuance under the Plan. Only stock options have been issued under the Plan. All of the stock options vest over two to four-year periods, beginning one year after the date of the grant, and expire ten years after issuance. Since the exercise price of all of the options granted during the years ended January 31, 2002, 2001 and 2000 was at or above the fair market value per share of the Company's common stock at the dates of grant, no compensation expense relating to stock options was recorded. At January 31, 2002, options for 536,000 shares had been issued, leaving 464,000 shares available under the Plan. The following table is a summary of activity related to stock options for the respective year ended January 31:

                                          2002                           2001                           2000
                                ---------------------------    ---------------------------    -------------------------
                                                Weighted-                      Weighted-                     Weighted-
                                  Number         Average         Number         Average         Number        Average
                                    Of           Exercise          Of           Exercise          Of         Exercise
                                 Options          Price          Options         Price          Options        Price
                                ----------    -------------    ----------    -------------    ----------   ------------
Outstanding at
    Beginning of year             375,500      $     6.16        252,500      $     7.05        361,950     $    5.96

Granted                           195,500            4.36        180,500            5.08        102,500          4.50

Exercised                               -            -                 -            -          (110,000)         0.01

Forfeited                        (185,000)           5.90        (57,500)           6.72       (101,950)         8.21
                                 ----------    -------------    ----------    -------------    ----------   ------------

Outstanding at end of year        386,000      $     5.37        375,500      $     6.16        252,500     $    7.05
                                 ==========    =============    ==========    =============    ==========   ============
Exercisable at end of year        155,000      $     6.57        132,000      $     7.94         93,000     $    9.22

The following table is a summary of information about stock options outstanding at January 31, 2002:

                             Options Outstanding                                          Options Exercisable
-------------------------------------------------------------------------------    -----------------------------------
                                          Weighted-
    Range of             Number             Average               Weighted-                           Weighted-Actual
    Exercise               Of              Remaining            Actual Average        Number of           Average
     Prices              Options        Contractual Life        Exercise Price         Options         Exercise Price
------------------    ------------    -------------------     -----------------    --------------    -----------------
$    4.31                 137,500           9.2 years          $      4.31                -                 N/A
  4.50 - 6.00             198,500           7.8 years                 4.96           105,249          $      4.95
     10.00                 50,000           5.4 years                10.00            50,000                10.00
------------------    ------------    -------------------     -----------------    --------------    -----------------
$4.31 - $10.00            386,000           8.0 years          $      5.37           155,249          $      6.57

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

                                      F11

The fair value of each option issued was estimated at the date of grant using the following assumptions for the years ended January 31:

                                   2002              2001             2000
                               --------------   --------------   -------------

Expected dividend yield           0.0%             0.0%             0.0%

Risk-free interest rate           4.0%             5.0%             5.15%

Expected volatility              41.9%            49.3%            39.8%

Expected life of option           4.0 years        4.0 years        4.0 years

Weighted-average fair value
   of options granted during
   the year                    $  1.64          $  2.24          $  1.81

Using the above noted assumptions and the weighted average fair value of each option granted during the years ended January 31, 2002, 2001 and 2000, respectively, the pre-tax additional pro forma compensation expense that would have been recorded was approximately $317, $247 and $155, or $0.04, $0.03 and $0.02 per share, respectively.

In conjunction with the API acquisition, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total adjusted proceeds to the Company were $1,041. This transaction has been accounted for as minority interest in the accompanying consolidated balance sheets. Dividends are payable on a quarterly basis on the Preferred Stock at an annual rate of $4.00 per share, and, accordingly, dividends of $42 were paid during each of the years ended January 31, 2002, 2001 and 2000, respectively, and have been reflected as Minority interest in subsidiary in the accompanying consolidated statements of operations. The Preferred Stock is convertible into ten percent of the common stock of API as of the date of conversion.

Also in conjunction with the API acquisition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, API has the right to redeem the Preferred Stock at any time. Subject to certain terms and conditions, and commencing three years after the closing of the API acquisition, AMR Combs has the right to cause the Company to repurchase the Preferred Stock. The Company has the ability to delay this right, under certain conditions, for an additional two years. The redemption price is equal to the fair market value of the Preferred Stock as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the Preferred Stock; (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party; (iii) the right of AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party; and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the Preferred Stock. The demand registration rights became exercisable in March 2000. If API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the Preferred Stock. There are no plans to cause API to conduct a public offering of its securities.

On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.

                                      F12

7.   Income Taxes

The provision (benefit) for income taxes on continuing operations is as follows:

                                            Year ended January 31,
                               ------------------------------------------------
                                   2002              2001             2000
                               --------------    --------------   -------------

Current:
     Federal                   $      236        $     (201)       $     236
     State                            (42)                -               30
                               --------------    --------------   -------------
                                      194              (201)             266

Deferred:
     Federal                   $        -        $     (191)       $    (370)
     State                              -                43              (86)
                               --------------    --------------   -------------
                                        -              (148)            (456)
                               --------------    --------------   -------------
Total provision (benefit)      $      194        $     (349)       $    (190)
                               ==============    ==============   =============

A reconciliation between the income tax provision (benefit) computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

                                                         Year ended January 31,
                                              ---------------------------------------
                                                  2002          2001         2000
                                              ------------  ------------  -----------
Provision (benefit) at federal statutory rate     34.0%        (34.0)%       (34.0)%
State tax provision (benefit), net of federal     (7.9)          3.1        (161.0)
Change in valuation allowance                      -             -        (1,065.0)
Foreign losses with no income tax benefit          -             -           385.0
Non-deductible items and other                    13.8          (6.8)         48.9
                                              ------------  ------------  -----------
                                                  39.9%        (37.7)%      (826.1)%
                                              ============  ============  ===========

Deferred tax assets result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:

                                                        January 31,
                                             --------------------------------
                                                   2002             2001
                                             ---------------   --------------
Financial statement accruals not currently
deductible for income tax purposes, and net
operating loss carryforwards                   $    1,264       $    2,080
                                             ---------------   --------------
                                                    1,264            2,080
Valuation allowance                                     -                -
                                             ---------------   --------------
Net deferred income tax assets                 $    1,264       $    2,080
                                             ===============   ==============

Based upon a number of factors, including the nature of the temporary differences and the timing of their reversal, the Company believes that the utilization of the deferred tax benefit at January 31, 2002 and 2001 was more likely than not, and therefore, a valuation reserve was not provided. The decrease in the deferred tax asset is due principally to the utilization of the benefit by the discontinued operations. At January 31, 2002 the Company had a net operating loss carryforward of approximately $1,200 for federal income tax purposes. The carryforward expires in 2022.

8.   Employee Benefits Plan

API maintains a defined contribution savings plan, qualified under Section 401(k) of the Internal Revenue Code, that covers substantially all of its full-time employees. The savings plan allows employees to defer up to 15 percent of their salary, with the Company partially matching employee contributions. Employees vest in the Company contribution ratably over three years. The Company expensed $171, $143 and $102 related to the savings plan in the years ended January 31, 2002, 2001 and 2000, respectively. Employees do not have an option to invest in the Company's stock under the savings plan.

                                      F13

9.   Related Parties

Upon the authorization of the independent members of the Board of Directors, the Company entered into an advisory agreement with a related party, First Equity Development Inc. ("First Equity"). The advisory agreement, which was effective February 1, 2000, had a two-year term. Pursuant to the terms of this agreement, First Equity provided the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The Company paid First Equity a $30 monthly retainer. In addition, upon the successful completion of certain transactions, the Company would pay a fee to First Equity (the "Success Fee"), and would reimburse First Equity for its out-of-pocket expenses. The amount of any Success Fee would be established by the independent members of the Board of Directors and would be dependent upon a variety of factors, including, but not limited to, the services to be provided and the size and type of transaction. Up to one year's worth of retainer fees paid can be applied as a credit against any Success Fee, subject to certain limitations. During the year ended January 31, 2002 the Company paid First Equity retainer fees of $340. (First Equity voluntarily reduced the amount of the retainer fees due over the four months ended January 31, 2002.) During each of the years ended January 31, 2001 and 2000, the Company paid First Equity retainer fees of $360, for an aggregate total over the three years of $1,060. Upon the consummation of the sale of NAC (Note 10), the Company paid First Equity a Success Fee of $945. The Success Fee was net of $360 of retainer fees previously paid and expensed by the Company. The gross amount of the fee was charged against gain from disposition of subsidiaries, net, while the amount previously expensed was credited against corporate expenses in the fourth quarter of the year ended January 31, 2000. The agreement could be terminated by either party upon 30-days written notice to the other party. Effective February 1, 2002 the Company renewed the advisory agreement with First Equity for two years under substantially the same terms and conditions.

In 1997 the Company entered into a ten-year sublease with First Equity for office space. The lease is cancelable upon six months notice by either party. The Company has the option of renewing the sublease for two additional five-year periods. Lease payments under the lease totaled approximately $91, $95 and $102, respectively, for the years ended January 31, 2002, 2001 and 2000.

In addition, the Company paid an affiliate of First Equity approximately $84 for printing and mailing services.

10.  Discontinued Operations

Details of the results of operations of discontinued operations and net gain from disposition of subsidiaries are as follows:

                                                                        Year ended January 31,
                                                      ------------------------------------------------------------
                                                            2002                 2001                  2000
                                                      -----------------    ------------------    -----------------
Income (loss) from discontinued operations, net:
       AeroV                                          $          -         $     (1,847)         $          -
       NAC                                                       -                    -                 5,170
                                                      -----------------    ------------------    -----------------
                                                      $          -         $     (1,847)         $      5,170
                                                      =================    ==================    =================

Gain from disposition of subsidiaries, net:
       AeroV                                          $        191         $       (386)         $          -
       NAC                                                     769                  979                10,193
                                                      -----------------    ------------------    -----------------
                                                      $        960         $        593          $     10,193
                                                      =================    ==================    =================

                                      F14

E-Commerce Initiative

In February 2000 the Company established AeroV Inc. ("AeroV"). The purpose of AeroV was to design a proprietary electronic procurement platform to enable easy communication between the Internet and airlines' legacy systems, in order to reduce supply chain costs. In December 2000 the Board of Directors of the Company reassessed its strategic position with respect to AeroV, and approved a plan to sell or dispose of AeroV. The Company took a pre-tax charge of $1,245 during the three months ended January 31, 2001 to write-off its investment in AeroV. AeroV had no significant sales during the year ended January 31, 2001. The net loss of $1,847 from the operations of AeroV for the year ended January 31, 2001, which included the asset impairment charge, was net of a benefit for income taxes of $1,100. In addition, during the year ended January 31, 2001 the Company took a charge of $386, net of a benefit for income taxes of $199, to dispose of the operations of AeroV.

In connection with the disposition of AeroV, the Company accrued for certain costs directly relating to the disposition. Transaction, legal and other costs relating to the disposition ($660) were included in other accrued liabilities at January 31, 2001 in the accompanying consolidated balance sheets. During the year ended January 31, 2002, $306 was charged against the accruals and the Company reversed $298 of accruals no longer needed. This reversal, net of a provision for income taxes of $107, was included in gain from disposition of subsidiaries. At January 31, 2002, $56 of the accruals remained. The accrual remaining at January 31, 2002 will be utilized in the next fiscal year.

Sale of NAC

On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. for $73,000 in cash, subject to adjustment, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9, 1999 (the "Agreement"). NAC's operations included the repair and overhaul of gas turbine engines and accessories, and the remanufacturing of engine components and accessories. NAC has been accounted for as a discontinued operation for all years presented in the accompanying consolidated financial statements and its results of operations and cash flows through the date of sale, and the net gain on the sale have been reported separately.

Pursuant to the Agreement, Rolls-Royce North America, Inc. ("RRNA") acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax liabilities, debt, amounts due to parent (First Aviation) and any contingent liabilities resulting from NAC's liquidation of its former defined benefit plan. During the year ended January 31, 2001, the sales price was adjusted down by $2,050 to reflect a decrease in the amount of net assets sold. The amount paid had been accrued previously.

Summarized results of operations information for NAC are as follows.

                                             Nine months ended
                                              October 31, 2000
                                       ------------------------------

Net sales                                $         85,400

Earnings before interest and taxes                  7,458
Net interest expense                                1,251
                                       ------------------------------
Earnings before income taxes                        6,207
Provision for income taxes                         (1,037)
                                       ------------------------------

Net income                               $          5,170
                                       ==============================

As a result of the sale, the Company recorded a gain on disposition during the year ended January 31, 2000 of $10,193, net of estimated income taxes of $5,829. In addition, included in the net gain on disposition the Company accrued for estimated costs relating to the sale. Transaction costs and other costs directly relating to the sale, approximately $3.7 million, excluding the estimated sales price adjustment and liabilities under NAC's liquidated pension plan (see below), were charged against gain from disposition of subsidiaries.

                                      F15

On July 28, 1997, the Company replaced NAC's qualified defined benefit retirement plan (the "NAC Plan") with a defined contribution savings plan, qualified under Section 401(k) of the Internal Revenue Code. The Company previously had purchased guaranteed annuities for all retirees who were receiving benefits under the NAC Plan and provided for distributions in cash or rollovers to an IRA or other qualified retirement plan for all other participants in the NAC Plan. The Company used an outside consulting firm for assistance in calculating the amount of benefits or distributions due, and in liquidating the NAC Plan. The Company believed that the NAC Plan was liquidated according to regulatory guidelines.

In 1998, the Pension Benefit Guarantee Corporation ("PBGC") audited the liquidation of the NAC Plan. The PBGC disagreed with certain of the assumptions used by the consultants in calculating benefits due to the participants. As a result, the PBGC assessed NAC approximately $500, excluding interest. In June 1999, the PBGC rejected the NAC's appeal and confirmed its finding. NAC also was liable for interest on the assessment, which the Company estimated to be approximately $100. Accordingly, the Company previously accrued $600 pre-tax during the year ended January 31, 2000 to cover the liability related to this matter. The charge previously was classified against gain from disposition of subsidiaries.

Pursuant to the Agreement but prior to the amendment described below, First Aviation had been liable, subject to certain limitations, for any losses incurred by NAC related to environmental matters. NAC was liable for the initial $1 million of such losses (the "Environmental Threshold"). Any losses above the Environmental Threshold would have been shared, with First Aviation assuming 80% of the losses. First Aviation's maximum liability for such losses could not exceed $5 million in the aggregate. First Aviation had liability for only those claims for losses where notice of the claim was submitted on or prior to the third anniversary of the closing date.

First Aviation also had been liable, subject to certain limitations, for certain non-income tax and non-environmental related losses (as specified in the Agreement) that may have been incurred by NAC subsequent to the sale. NAC was liable for the initial $1 million of such losses (the "Basic Threshold"). Any losses above the Basic Threshold would have been borne by First Aviation. First Aviation's maximum liability for such losses could not exceed $5 million in the aggregate. First Aviation had no liability for any claims for losses not submitted prior to March 1, 2001.

With respect to income taxes, First Aviation had been liable, without limitation, for any and all income taxes that may be imposed upon NAC for all taxable periods ending on or prior to the closing date.

Both First Aviation and RRNA were liable, without limitation, for any losses incurred relating to any breach of any representation or warranty made in the Agreement, and for any loss that occurs relating to matters specifically retained by the parties.

On February 28, 2001, the day prior to the expiration of most of the Company's representations and warranties under the Agreement, RRNA filed a $10 million claim for indemnification with the American Arbitration Association. The claim sought indemnification under provisions of the Agreement relating to environmental and non-environmental covenants and representations. Pursuant to the terms of the Agreement, the Company's liability for indemnification claims had been limited to $5 million for environmental and $5 million for non-environmental claims (with limited exceptions related to taxes and other specified items).

On May 15, 2001, the Company and RRNA reached an agreement releasing the Company from any claim, cause of action or liability of any nature whatsoever which has arisen, or thereafter may arise from any covenant, negligence, representation, warranty, indemnity, transaction, failure, omission or communication under the Agreement, and the arbitration was discontinued. In addition, RRNA assumed all rights and responsibilities, including legal fees and other costs from the settlement date forward, relating to litigation previously initiated by the Company and NAC against Oracle Corporation and Avanti Systems, Inc., relating to a copyright infringement suit, and any exposure from the liquidation of NAC's former defined benefit plan.

During the year ended January 31, 2001, the Company paid $5,175 of estimated income tax liabilities that arose as a result of the sale. The difference between the estimated income tax liabilities and the actual income tax liabilities reported, a gain of $979, was included in gain from disposition of subsidiaries for the year ended January 31, 2001. During the years ended January 31, 2002 and 2001, $245 and $2,469 was charged against the accruals, principally for compensation and legal expenses. During the year ended January 31, 2002, the Company reversed $1,241 of accruals that no longer were needed. The net credit, after applicable income taxes of $472, was included in gain on disposition of subsidiaries. At January 31, 2002 and 2001, respectively, $57 and $1,549 of accruals remained relating to the sale of NAC. The accrual remaining at January 31, 2002 will be utilized in the next fiscal year.

                                      F16

11.  Net Income (Loss) per Common Share

The following sets forth the denominator used in the computation of basic earnings per share and earnings per share - assuming dilution.

                                                                            Years ended January 31,
                                                               ---------------------------------------------------
                                                                   2002              2001               2000
                                                               --------------  ---------------    ----------------
Denominator for basic net income (loss) per common share --
  weighted average shares                                          7,197,941       7,720,520           8,908,756

Effect of dilutive warrants and employee stock options                10,784               -              96,921
                                                               --------------  ---------------    ----------------

Denominator for net income (loss) per common share --
  assuming dilution -- adjusted weighted average shares
  and assumed conversions                                          7,208,725       7,720,520           9,005,677
                                                               ==============  ===============    ================

For the year ended January 31, 2001, the denominator used in the calculation of net loss per common share from continuing operations -- assuming dilution, was the same as the denominator used for basic loss per common share because the effect of warrants and options would have been antidilutive.

12.  Commitments and Contingencies

Commitments

The Company leases certain warehouse facilities, equipment and office space. Certain of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain lease agreements also contain escalation clauses that are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of January 31, 2002 are as follows:

         Year ending January 31, 2003       $       778
         Year ending January 31, 2004               586
         Year ending January 31, 2005               564
         Year ending January 31, 2006               564
         Year ending January 31, 2007               592
         Thereafter                               2,965
                                           --------------
                                            $     6,049
                                           ==============

Future minimum rental payments for the year ended January 31, 2003 are net of sublease income of $140. Rental expense under noncancelable operating leases amounted to $918, $830, and $515 for the years ended January 31, 2002, 2001 and 2000, respectively.

Contingencies

On December 17, 2001 the Company announced that it had settled litigation previously initiated against Gulf Insurance Company for a cash payment to the Company of $950. The income was recorded during the three months ended January 31, 2002.

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

                                      F17

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

13.  Quarterly Financial Information (unaudited)

                                                            First      Second        Third       Fourth
                                                           Quarter     Quarter      Quarter      Quarter
                                                          ---------   ---------    ---------    ---------
Year ended January 31, 2002

Net sales                                                $  25,571   $  27,564    $  26,953    $  25,608

Gross profit                                                 5,209       5,689        5,662        5,414

Income (loss) from continuing operations                        87          70         (490)         625

Net income (loss)                                               87         777         (490)         878

Basic income (loss) per share from continuing
    operations                                           $    0.01   $    0.01    $   (0.07)   $    0.09
Basic net income (loss) per common share                 $    0.01   $    0.11    $   (0.07)   $    0.12

Income (loss) per share from continuing operations --
    assuming dilution                                    $    0.01   $    0.01    $   (0.07)   $    0.09
Net income (loss) per common share -- assuming
    dilution                                             $    0.01   $    0.11    $   (0.07)   $    0.12

Year ended January 31, 2001

Net sales                                                $  22,335   $  24,039    $  26,221    $  24,955

Gross profit                                                 4,760       5,354        5,606        5,148

Income (loss) from continuing operations                        13         (71)         (29)        (489)

Net income (loss)                                             (116)       (362)         613       (1,965)

Basic income (loss) per share from continuing
    operations                                           $       -   $   (0.01)    $      -    $   (0.07)
Basic net income (loss) per common share                 $   (0.01)  $   (0.04)    $   0.08    $   (0.26)

Income (loss) per share from continuing
    operations -- assuming dilution                      $       -   $   (0.01)    $      -    $   (0.07)

Net income (loss) per common share - assuming dilution   $   (0.01)  $   (0.04)    $   0.08    $   (0.26)

                                      F18

14.  New Accounting Pronouncement (unaudited)

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), effective for all business combinations initiated after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. There was no financial impact to the Company upon the adoption of FAS 141 on July 1, 2001.

The Company will adopt FAS 142 as of February 1, 2002, the beginning of its new fiscal year. Under the new rules, goodwill and certain intangible assets no longer will be amortized but will be subject to annual impairment tests in accordance with the pronouncement. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of FAS 142 will not have a significant impact on the Company's results of operations. Upon adoption of FAS 142 the Company is required to perform impairment tests relating to its goodwill and other intangibles existing at the date of adoption. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. However, the impairment tests under FAS 142 are much different and more rigorous than those previously required under generally accepted accounting principles, especially when the book value of a company is in excess of its market value, which is the case for the Company. The Company believes that there is no impairment of value, and that the principle reason for the lower market value of the Company is due to the illiquidity of the Company's stock, which depresses the value of each share. Under the more stringent requirements of FAS 142, however, the Company may be required to take a non-cash charge to write-off or write down its goodwill and other intangibles. This charge would occur in the first quarter ending April 30, 2002. Total goodwill and other intangibles at January 31, 2002 was $3,885. The amount of the non-cash charge could be as much as the total amount of the net asset, or approximately $0.32 per share after applicable income taxes. Any such charge would be accounted for as a cumulative effect of a change in accounting principle during the quarter ended April 30, 2002, and would not affect continuing operations or operating income.

                                      F19

Schedule II -- Valuation and Qualifying Accounts

          First Aviation Services Inc. and Consolidated Subsidiaries
                            (amounts in thousands)

                                              Balance at
                                             beginning of                                     Balance as of
                                                period         Additions       Deductions     end of period
                                            ---------------- --------------- --------------- ----------------
Description:

Year ended January 31, 2000
   Allowance for doubtful accounts               $ 312             597             89 (a)       $     820
Year ended January 31, 2001
   Allowance for doubtful accounts               $ 820             243            116 (a)       $     947
Year ended January 31, 2002
   Allowance for doubtful accounts               $ 947             310            550 (a)       $     707

Year ended January 31, 2000
   Slow moving and obsolete inventory            $ 304             155             45 (b)       $     414
Year ended January 31, 2001
   Slow moving and obsolete inventory            $ 414               7             45 (b)       $     376
Year ended January 31, 2002
   Slow moving and obsolete inventory            $ 376           1,089            580 (b)       $     885

   (a)  Write off of uncollectible accounts.
   (b)  Write off of excess and obsolete inventory.

                                      F20