Form 10-Q
period 2002-04-30
FIRST AVIATION SERVICES INC
filed 2002-06-14
CIK 1025743

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

                  For the quarterly period ended April 30, 2002
                                                 --------------

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares outstanding of the registrant's common stock as of June 7, 2002 is 7,218,346 shares.



                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information


Item 1.  Financial Statements  (Unaudited):

         Consolidated Condensed Balance Sheets....................................................................3
         Consolidated Condensed Statements of Operations..........................................................4
         Consolidated Condensed Statements of Cash Flows..........................................................5
         Notes to Consolidated Condensed Financial Statements...................................................6-7

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and
         Liquidity and Capital Resources.......................................................................8-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.............................................11



                   Part II - Other Information and Signatures

Other Information and Signatures.................................................................................12


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)


                                                                                April 30,         January 31,
                                                                                  2002               2002
                                                                            ----------------------------------
                                                                               (unaudited)             *
Assets
Current assets:
      Cash and cash equivalents                                                  $ 32,147          $ 31,113
      Trade receivables, net of allowance for doubtful                             14,166            15,396
         accounts of $714 and $707, respectively
      Inventory, net of allowance for obsolete and slow moving                     21,741            23,016
         inventory of $928 and $885, respectively
      Prepaid expenses, deferred income taxes and other                             4,466             3,034
                                                                            --------------    --------------

Total current assets                                                               72,520            72,559

Plant and equipment, net                                                            4,223             4,100
Goodwill and other intangibles, net                                                    30             3,885
                                                                            --------------    --------------

                                                                                 $ 76,773          $ 80,544
                                                                            ==============    ==============

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                           $ 11,397          $ 11,464
      Accrued compensation and related expenses, and                                1,992             2,748
          other accrued liabilities
      Income taxes payable                                                          1,343             1,293
      Obligations under capital leases                                                122               180
                                                                            --------------    --------------

Total current liabilities                                                          14,854            15,685

      Revolving line of credit                                                     14,500            14,800
      Minority interest in subsidiary                                               1,041             1,041
                                                                            --------------    --------------

Total liabilities                                                                  30,395            31,526

Stockholder's equity:

      Common stock, $0.01 par value, 25,000,000 shares authorized,                     91                91
          7,217,695 and 7,213,753 shares outstanding, respectively
      Additional paid-in capital                                                   38,495            38,516
      Retained earnings                                                            18,071            20,728
      Accumulated other comprehensive loss                                           (196)             (193)
                                                                            --------------    --------------

                                                                                   56,461            59,142
      Less:  Treasury stock, at cost                                              (10,083)          (10,124)
                                                                            --------------    --------------

Total stockholders' equity                                                         46,378            49,018
                                                                            --------------    --------------

Total liabilities and stockholders' equity                                       $ 76,773          $ 80,544
                                                                            ==============    ==============

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2002.


                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)



                                                                                            Three months ended
                                                                                                 April 30,
                                                                                           2002            2001
                                                                                       --------------  --------------
Net sales                                                                                   $ 24,998        $ 25,571
Cost of sales                                                                                 19,378          20,362
                                                                                       --------------  --------------

Gross profit                                                                                   5,620           5,209
Selling, general and administrative expenses                                                   4,960           4,735
Corporate expenses                                                                               554             535
Litigation expense                                                                                 -              45
                                                                                       --------------  --------------

Income (loss) from operations                                                                    106            (106)
Net interest income and other                                                                     32             213
Minority interest in subsidiary                                                                  (10)            (10)
                                                                                       --------------  --------------

Income before income taxes                                                                       128              97
Provision for income taxes                                                                        50              10
                                                                                       --------------  --------------

Income before cumulative effect of accounting change                                              78              87
Cumulative effect of accounting change, net                                                   (2,735)              -
                                                                                       --------------  --------------

Net income (loss)                                                                           $ (2,657)           $ 87
                                                                                       ==============  ==============


Basic net income (loss) per common share, and net income (loss) per common share
     - assuming dilution:

     Income before cumulative effect of accounting change                                     $ 0.01          $ 0.01
     Cumulative effect of accounting change, net                                               (0.38)              -
                                                                                       --------------  --------------

Basic net income (loss) per common share, and net income (loss)                              $ (0.37)         $ 0.01
     per common share - assuming dilution                                              ==============  ==============

Weighted average common shares outstanding - basic                                         7,214,107       7,186,454
                                                                                       ==============  ==============

Weighted average common shares outstanding - assuming dilution                             7,230,763       7,191,651
                                                                                       ==============  ==============


See accompanying notes.




                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)



                                                                                         Three months ended
                                                                                             April 30,
                                                                                        2002            2001
                                                                                     -----------     -----------
Cash flows from operating activities
Net income (loss)                                                                       $(2,657)           $ 87
Adjustments to reconcile net income (loss) to net
     cash from operating activities:
      Cumulative effect of accounting change, net                                         2,735               -
      Depreciation and amortization                                                         334             348
      Stock compensation                                                                     19              24
Changes in assets and liabilities:
      Trade receivables                                                                   1,243            (720)
      Inventory                                                                           1,285           1,332
      Other assets                                                                         (254)             23
      Accounts payable                                                                      (70)         (2,652)
      Accrued compensation and related expenses, and other accrued liabilities             (809)           (307)
      Income taxes payable                                                                   31               -
                                                                                     -----------     -----------

Net cash provided by (used in) operating activities of continuing operations              1,857          (1,865)
Net cash (used in) operating activities of discontinued operations                            -            (166)
                                                                                     -----------     -----------
Net cash provided by (used in) operating activities                                       1,857          (2,031)

Cash flows from investing activities
Purchases of plant and equipment and other assets                                          (465)           (226)
                                                                                     -----------     -----------

Net cash used in investing activities                                                      (465)           (226)

Cash flows from financing activities
Net repayments on revolving line of credit                                                 (300)              -
Principal payments on capital lease obligations and other                                   (58)            (65)
                                                                                     -----------     -----------

Net cash used in financing activities                                                      (358)            (65)
                                                                                     -----------     -----------

Net increase (decrease) in cash and cash equivalents                                      1,034          (2,156)

Cash and cash equivalents at beginning of period                                         31,113          31,855
                                                                                     -----------     -----------

Cash and cash equivalents at end of period                                             $ 32,147        $ 29,699
                                                                                     ===========     ===========


Supplemental cash flow disclosures:
      Interest paid                                                                        $ 17            $ 67
                                                                                     ===========     ===========
      Income taxes paid                                                                    $ 75             $ -
                                                                                     ===========     ===========



See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                 April 30, 2002



1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. and API Asia Pacific Inc. (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of supply chain management services, including third party logistics and inventory management services, to the aerospace industry. The Company also performs overhaul and repair services for brakes and starter/generators, and builds custom hose assemblies. Customers of the Company include original equipment manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2002.


2.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the denominator used in the computation of net income
(loss) per common share - assuming dilution:


                                                                                 Three months ended
                                                                                      April 30,
                                                                              2002                 2001
                                                                        -----------------     ----------------
     Denominator:
       Denominator for basic net income (loss)
          per common share - weighted average shares                        7,214,107           7,186,454

       Effect of dilutive employee stock options                               16,656               5,197
                                                                        -----------------     ----------------

       Denominator for net income (loss) per common share - assuming dilution -
          adjusted weighted average
          shares and assumed dilutions                                      7,230,763           7,191,651
                                                                        =================     ================

3. Acquisition and Discontinued Operations

On August 10, 2001 the Company completed the acquisition of the distribution business of Superior Air Parts, Inc. ("Superior"). Pursuant to the terms of the acquisition, the Company acquired the distribution business of Superior, including four distribution centers and certain inventory and equipment, and was named a worldwide distributor for Superior's product line of replacement parts for certain aircraft engines. In addition, the Company entered into a service agreement with Superior whereby the Company provides Superior with a variety of third party logistics and inventory management services for a fee based upon the scope of the services provided. In connection with the acquisition, the Company recorded approximately $543 of accruals to cover the estimated costs to complete the acquisition and implement a plan to streamline operations, consolidate facilities, and close the distribution centers. During the three months ended April 30, 2002 approximately $85 of the accruals were paid, leaving a balance of approximately $62 at April 30, 2002. The remaining accruals will be utilized during the remainder of the fiscal year.

As reported previously, the Company in prior years sold its former wholly owned subsidiary, National Airmotive Corporation ("NAC"), and, in a separate transaction, discontinued AeroV Inc. ("AeroV"), its former wholly owned e-commerce subsidiary. Pursuant to these transactions the Company accrued for certain costs directly related to the respective transaction. During the three months ended April 30, 2002 and 2001, respectively, approximately $57 and $49 of the accruals relating to NAC were paid. There were no accruals remaining related to the sale of NAC at April 30, 2002. During the three months ended April 30, 2002 and 2001, respectively, approximately $28 and $166 of the accruals relating to AeroV were paid. The balance of the accruals related to AeroV at April 30, 2002 was $28.


4.  Accounting Change

During the first quarter, as required, the Company adopted Financial Accounting Standards Board Pronouncement No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"). Under FAS 142 goodwill no longer is amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. The application of the non amortization provision of FAS 142 did not have a significant impact on results for the three months ended April 30, 2002. Upon adoption of FAS 142 the Company was required to perform impairment tests relating to API's goodwill and other intangibles existing at the date of adoption. As a result, the Company took a non-cash charge of $2,735, net of applicable income tax benefit of $922, or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows.

The adoption of FAS 142 represented a change in accounting principle, and the cumulative effect, net of the income tax benefit, was shown on a separate line in the Consolidated Condensed Statements of Operations. The effective rate of the income tax benefit of the charge was approximately 25%. The difference between the effective income tax rate and the statutory rate was due to differences in book and income tax bases of the assets.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

Safe Harbor Statement Under the Private Securities Litigation Reform of Act
1995.

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

Results for the three months ended April 30, 2002 continue to be adversely impacted by the general slowdown in the aviation industry that began last year and increased after the terrorist acts that occurred on September 11, 2001 and the repercussions that followed. Recovery in the industry has been slow, and the aerospace industry overall is experiencing a significant decline, especially in the general aviation and commercial airline sectors.

Results of Operations

Net Sales

The Company's net sales consist of sales of parts and components, component overhaul and repair services, and the provision of supply chain management services. Net sales are recorded when parts, components and overhauled and repaired items are shipped and title transfers to the customer, or when supply chain management services have been provided. Shipping and handling costs billed to customers are included in net sales.

Net sales for the three months ended April 30, 2002 decreased $0.6 million, or 2.2%, to $25.0 million from $25.6 million for the three months ended April 30, 2001. Net sales during the three months ended April 30, 2002 decreased compared to the prior year as a result of the downturn in the aviation industry that resulted in a decrease in net sales in the Company's traditional distribution business, partially offset by an increase in revenues from the Superior distribution business and logistics contract. Revenues from logistics services, while not significant to overall net sales, continue to grow as planned relative to the Company's traditional distribution business.

Cost of Sales

Cost of sales for the three months ended April 30, 2002 decreased $1.0 million, or 4.8%, to $19.4 million from $20.4 million for the three months ended April 30, 2001. As a percentage of net sales, cost of sales decreased to 77.5% compared to 79.6% for the comparable period of the prior year. For explanation of the changes from the prior year, see Net Sales and Gross Profit.

Gross Profit

Gross profit for the three months ended April 30, 2002 increased $0.4 million, or 7.9%, to $5.6 million from $5.2 million for the three months ended April 30, 2001. Gross profit as a percentage of net sales increased to 22.5% from 20.4%.

Gross profit increased during the three months ended April 30, 2002 compared to the prior year principally due to a combination of new distribution sales from the Superior product line, favorable changes in product mix, and new logistics services sales. Logistics services contracts generally are structured based upon a fee relative to the value of the customer's product shipped through our system, as well as other services provided on our customers' behalf. The Company leverages its existing facilities, personnel and systems to provide services at less cost to the customer. These services generally are more profitable than traditional distribution.

The value of product shipped through our facilities increased approximately 20% this year over the same quarter last year. The Company expects this trend to continue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 30, 2002 increased $0.3 million, or 4.8%, to $5.0 million from $4.7 million for the three months ended April 30, 2001. Selling, general and administrative expenses increased over the prior year principally due to increased freight costs as a result of higher shipping rates, higher advertising and promotional costs, increased insurance costs and new business related costs.

Corporate Expenses

Corporate expenses for the three months ended April 30, 2002 effectively were flat from the amount incurred during the three months ended April 30, 2001. Increased costs for insurance and franchise taxes incurred during the three months ended April 30, 2002 compared to the same period of the prior year were offset by a reduction in personnel related costs.

Litigation Expense

Litigation expense for the three months ended April 30, 2001 related to the Company's litigation against Gulf Insurance Company. This litigation was settled in the last quarter of the prior fiscal year. No expenses relating to this litigation were incurred during the three months ended April 30, 2002.

Net Interest Income and Other

Net interest income and other for the three months ended April 30, 2002 decreased $0.2 million for the three months ended April 30, 2001. The decrease in net interest income and other during the three months ended April 30, 2002 was due to a marked decrease in interest rates from the first quarter of the prior year to the current fiscal year.

Provision for Income Taxes

The effective income tax rate for the three months ended April 30, 2002 was 39%. Management expects that the effective income tax rate will approximate 39% for the full year ended January 31, 2003. The effective income tax rate for the three months ended April 30, 2001 was 10%. The difference between the statutory income tax rate and the Company's effective income tax rate for the three months ended April 30, 2001 was due principally to a reduction in certain accrued income tax exposures as a result of changes in estimates.

Income before Cumulative Effect of Accounting Change

For the three months ended April 30, 2002 and 2001 the Company earned approximately $0.1 million. An increase in gross profit as a result of new business and favorable changes in product mix compared to that of the prior year were offset by higher freight, advertising and promotion costs, less interest income due to the decrease in interest rates and a higher effective income tax rate. The overall result was that income before cumulative effect of accounting change was flat compared to that of the prior year.

Cumulative Effect of Accounting Change, Net

During the first quarter, as required, the Company adopted FAS 142. Under FAS 142 goodwill no longer is amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. Upon adoption of FAS 142 the Company took a non-cash charge of $2,735, net of applicable income tax benefit of $922, or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows. The application of the non amortization provision of FAS 142 did not have a significant impact on results for the three months ended April 30, 2002.

The adoption of FAS 142 represented a change in accounting principle, and the cumulative effect, net of the income tax benefit, was shown on a separate line in the Consolidated Condensed Statements of Operations. The effective rate of the income tax benefit of the charge was approximately 25%. The difference between the effective income tax rate and the statutory rate was due to differences in book and income tax bases of the assets.

Net Income (Loss) and Net Income (Loss) per Common Share

The Company incurred a net loss of $2.7 million, or $0.37 per common share for the three months ended April 30, 2002, compared to net income of $0.1 million, or $0.01 per common share for the three months ended April 30, 2001. The decrease in net income was due to the reasons described in the preceding sections.

Liquidity and Capital Resources

The Company's liquidity requirements arise principally from its working capital needs, which have increased due to growth and expansion. In addition, the Company has liquidity requirements to fund capital expenditures to support its growth and expansion, and maintain its current operations. The Company funds its liquidity requirements with a combination of cash on hand, cash flows from operations and from borrowings. The Company manages its cash and debt to reduce its interest expense.

The Company invests its cash and cash equivalents in certificates of deposit and commercial paper with maturities when purchased of three months or less.

For the three months ended April 30, 2002 the Company generated $1.9 million of cash from operating activities, compared to a net use of cash of $2.0 million for the three months ended April 30, 2001. The increase in cash generated compared to the prior year was due to the Company's continued focus on increasing cash collections on receivables, reducing inventory and managing its overall working capital. The Company has been reducing its inventory levels since the third quarter of the prior fiscal year when the Company acquired Superior and a significant amount of inventory. Inventory levels at April 30, 2002 are less than they were before the Superior acquisition. Cash used in investing activities was $0.5 million and $0.2 million during the three months ended April 30, 2002 and 2001, respectively. The increase in cash used in investing activities was due to the timing of capital expenditures incurred to support new growth initiatives. The Company expects that its capital requirements for the year ended January 31, 2003 will be approximately $1.0 million. Net cash used in financing activities during the three months ended April 30, 2002 was $0.4 million, compared to $0.1 million for the three months ended April 30, 2001. Net cash used in financing activities during the three months ended April 30, 2002 increased over the prior year due to repayments on the Company's borrowings.

In June 2001, API extended its $20 million commercial revolving loan and security agreement to July 1, 2003. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and First Aviation guarantees all borrowings under the facility. Borrowings under the facility totaled $14.5 million at April 30, 2002, at an interest rate of approximately 3.38%. Approximately $3.2 million was available under the facility at April 30, 2002. This agreement replaced a prior agreement that contained substantially the same terms and conditions.

The Company has not declared or paid any cash dividends or distributions on its common stock since its inception in 1997. The Company anticipates that for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on its common stock. API's current credit facility prohibits the payment of cash dividends to First Aviation, except with the lender's consent, and contains other covenants and restrictions. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any future debt obligations, as well as other factors that the Board of Directors deems relevant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the FAvS group, and to foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and have not been significant. Unrealized currency translation gains and losses are recognized as other comprehensive income or loss upon translation of foreign subsidiaries' balance sheets to U.S. dollars. The Company does have risk relating to the translation of accounts in which the Canadian dollar is the functional currency.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

NONE

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

                                First Aviation Services Inc.
                                ----------------------------
                                            (Registrant)



Date: June 14, 2002             /s/ Michael C. Culver
                                -------------------------------------------
                                Michael C. Culver,
                                President, Chief Executive Officer and
                                Director (Principal Executive Officer)


Date: June 14, 2002             /s/ Michael D. Davidson
                                -------------------------------------------
                                Michael D. Davidson,
                                Chief Financial Officer (Principal Financial
                                and Accounting Officer)