Form 10-Q
period 2002-07-31
FIRST AVIATION SERVICES INC
filed 2002-09-12
CIK 1025743

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

                  For the quarterly period ended July 31, 2002
                                                 -------------

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

          Delaware                                      06-1419064
--------------------------------                    -------------------
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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


The number of shares outstanding of the registrant's common stock as of September 6, 2002 is 7,224,774 shares.



                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information


Item 1.  Financial Statements  (Unaudited):
         Consolidated Condensed Balance Sheets....................................................................3
         Consolidated Condensed Statements of Operations........................................................4-5
         Consolidated Condensed Statements of Cash Flows..........................................................6
         Notes to Consolidated Condensed Financial Statements...................................................7-8

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and
         Liquidity and Capital Resources.......................................................................9-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.............................................14

Item 4.  Controls and Procedures.................................................................................14

           Part II - Other Information, Signatures and Certifications

Other Information, Signatures and Certificates................................................................14-16


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)



                                                                                July 31,         January 31,
                                                                                 2002               2002
                                                                            --------------------------------
                                                                             (unaudited)                 *
Assets
Current assets:
      Cash and cash equivalents                                                  $ 32,780          $ 31,113
      Trade receivables, net of allowance for doubtful                             14,211            15,396
         accounts of $778 and $707, respectively
      Inventory, net of allowance for obsolete and slow moving                     21,139            23,016
         inventory of $954 and $885, respectively
      Prepaid expenses, deferred income taxes and other                             4,702             3,034
                                                                            --------------    --------------

Total current assets                                                               72,832            72,559

Plant and equipment, net                                                            3,960             4,100
Goodwill and other intangibles, net                                                    30             3,885
                                                                            --------------    --------------

                                                                                 $ 76,822          $ 80,544
                                                                            ==============    ==============

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                           $ 11,750          $ 11,464
      Accrued compensation and related expenses, and                                1,913             2,748
          other accrued liabilities
      Income taxes payable                                                          1,293             1,293
      Obligations under capital leases                                                 56               180
                                                                            --------------    --------------

Total current liabilities                                                          15,012            15,685

      Revolving line of credit                                                     14,500            14,800
      Minority interest in subsidiary                                               1,041             1,041
                                                                            --------------    --------------

Total liabilities                                                                  30,553            31,526

Stockholders' equity:

      Common stock, $0.01 par value, 25,000,000 shares authorized,                     91                91
          7,224,774 and 7,213,753 shares outstanding, respectively
      Additional paid-in capital                                                   38,487            38,516
      Retained earnings                                                            17,926            20,728
     Accumulated other comprehensive loss                                            (186)             (193)
                                                                            --------------    --------------

                                                                                   56,318            59,142
      Less:  Treasury stock, at cost                                              (10,049)          (10,124)
                                                                            --------------    --------------

Total stockholders' equity                                                         46,269            49,018
                                                                            --------------    --------------

Total liabilities and stockholders' equity                                       $ 76,822          $ 80,544
                                                                            ==============    ==============

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2002.




                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)



                                                                                   Three months ended
                                                                                        July 31,
                                                                                 2002              2001
                                                                             --------------    --------------
Net sales                                                                         $ 26,165          $ 27,564
Cost of sales                                                                       20,280            21,875
                                                                             --------------    --------------

Gross profit                                                                         5,885             5,689
Selling, general and administrative expenses                                         5,501             4,982
Corporate expenses                                                                     679               731
                                                                             --------------    --------------

Loss from operations                                                                  (295)              (24)
Net interest income and other                                                           68               113
Minority interest in subsidiary                                                        (11)              (11)
                                                                             --------------    --------------

Income (loss) from continuing operations before income taxes                          (238)               78
Benefit (provision) for income taxes                                                    93                (8)
                                                                             --------------    --------------

Income (loss) from continuing operations                                              (145)               70
Income from disposition of subsidiary, net of provision for                              -               707
   income taxes of $405
                                                                             --------------    --------------

Net income (loss)                                                                   $ (145)            $ 777
                                                                             ==============    ==============

Basic net income (loss) per common share, and net income (loss) per common share
     - assuming dilution:

     Income (loss) from continuing operations before cumulative                    $ (0.02)           $ 0.01
        effect of accounting change
     Income from disposition of subsidiary                                               -              0.10

                                                                             --------------    --------------

Basic net income (loss) per common share, and net income (loss)                    $ (0.02)           $ 0.11
     per common share - assuming dilution

                                                                             ==============    ==============

Weighted average common shares outstanding - basic                               7,219,300         7,194,419

                                                                             ==============    ==============

Weighted average common shares outstanding - assuming dilution                         N/A         7,211,742

                                                                             ==============    ==============



See accompanying notes.





                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)




                                                                                    Six months ended
                                                                                        July 31,
                                                                                 2002              2001
                                                                             --------------    --------------
Net sales                                                                         $ 51,164          $ 53,136
Cost of sales                                                                       39,658            42,238
                                                                             --------------    --------------

Gross profit                                                                        11,506            10,898
Selling, general and administrative expenses                                        10,461             9,716
Corporate expenses                                                                   1,233             1,312
                                                                             --------------    --------------

Loss from operations                                                                  (188)             (130)
Net interest income and other                                                           99               325
Minority interest in subsidiary                                                        (21)              (21)
                                                                             --------------    --------------

Income (loss) from continuing operations before income taxes                          (110)              174
Benefit (provision) for income taxes                                                    43               (17)
                                                                             --------------    --------------

Income  (loss) from continuing operations before cumulative                            (67)              157
   effect of accounting change
Income from disposition of subsidiary, net of provision for                              -               707
   income taxes of $405
Cumulative effect of accounting change, net                                         (2,735)                -
                                                                             --------------    --------------

Net income (loss)                                                                 $ (2,802)            $ 864
                                                                             ==============    ==============

Basic net income (loss) per common share, and net income (loss) per common share
     - assuming dilution:

     Income (loss) from continuing operations before cumulative                    $ (0.01)           $ 0.02
        effect of accounting change
     Income from disposition of subsidiary                                               -              0.10
     Cumulative effect of accounting change, net                                     (0.38)                -

                                                                             --------------    --------------

Basic net income (loss) per common share, and net income (loss)                    $ (0.39)           $ 0.12
     per common share - assuming dilution
                                                                             ==============    ==============

Weighted average common shares outstanding - basic                               7,216,747         7,190,502

                                                                             ==============    ==============

Weighted average common shares outstanding - assuming dilution                         N/A         7,199,785

                                                                             ==============    ==============



See accompanying notes.




                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)




                                                                                          Six months ended
                                                                                              July 31,
                                                                                        2002            2001
                                                                                    -----------     -----------
Cash flows from operating activities
Net income (loss)                                                                       $(2,802)          $ 157
Adjustments to reconcile net income (loss) to net
     cash from operating activities:
      Cumulative effect of accounting change, net                                         2,735               -
      Depreciation and amortization                                                         670             685
      Stock compensation                                                                     38              52
Changes in assets and liabilities:
      Trade receivables                                                                   1,185            (795)
      Inventory                                                                           1,877          (1,309)
      Other assets                                                                         (535)            539
      Accounts payable                                                                      286             915
      Accrued compensation and related expenses, and other accrued liabilities             (835)           (921)
      Income taxes payable                                                                    -            (210)
                                                                                     -----------     -----------

Net cash provided by (used in) operating activities                                       2,619            (887)


Cash flows from investing activities
Purchases of plant and equipment and other assets                                          (536)           (433)
                                                                                     -----------     -----------

Net cash used in investing activities                                                      (536)           (433)


Cash flows from financing activities
Net borrowings (repayments) on revolving line of credit                                    (300)          2,500
Principal payments on capital lease obligations and other                                  (116)           (121)
                                                                                     -----------     -----------

Net cash provided by (used in) financing activities                                        (416)          2,379
                                                                                     -----------     -----------


Net increase in cash and cash equivalents                                                 1,667           1,059

Cash and cash equivalents at beginning of period                                         31,113          31,855
                                                                                     -----------     -----------

Cash and cash equivalents at end of period                                             $ 32,780        $ 32,914
                                                                                     ===========     ===========


Supplemental cash flow disclosures:
      Interest paid                                                                        $ 30           $ 101
      Income taxes paid                                                                    $ 76             $ -


See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                  July 31, 2002




1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. and API Asia Pacific Inc. (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of supply chain management services, including third party logistics and inventory management services, to the aerospace industry. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starter/generators. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three and six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2002.


2.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the denominator used in the computation of net income
(loss) per common share - assuming dilution:


                                                           Three months ended                 Six months ended
                                                                July 31,                          July 31,
                                                         2002             2001             2002              2001
                                                      ------------     ------------     ------------     -------------
Denominator:
  Denominator for basic net income (loss)
     per common share - weighted average
     shares                                             7,219,300        7,194,419       7,216,747        7,190,502

  Effect of dilutive employee stock options                   N/A           17,323             N/A            9,283
                                                      ------------     ------------     ------------     -------------

  Denominator for net income (loss) per common share -
     assuming dilution, adjusted weighted
     average shares and assumed dilutions               7,219,300        7,211,742       7,216,747        7,199,785
                                                      ============     ============     ============     =============


For the three and six months ended July 31, 2002 the denominator used in the calculation of net income (loss) per common share - assuming dilution was the same as the denominator used in the calculation of basic net income (loss) per common share because the effect of employee stock options would have been antidilutive.

3. Acquisition and Discontinued Operations

On August 10, 2001 the Company completed the acquisition of the distribution business of Superior Air Parts, Inc. ("Superior"). Pursuant to the terms of the acquisition, the Company acquired the distribution business of Superior, including four distribution centers and certain inventory and equipment, and was named a worldwide distributor for Superior's product line of replacement parts for certain aircraft engines. In addition, the Company entered into a service agreement with Superior whereby the Company provides Superior with a variety of third party logistics and inventory management services for a fee based upon the scope of the services provided. In connection with the acquisition, the Company recorded approximately $543 of accruals to cover the estimated costs to complete the acquisition and implement a plan to streamline operations, consolidate facilities, and close the distribution centers. At January 31, 2002 the balance remaining of the accruals was $147. During the three and six months ended July 31, 2002, respectively, approximately $17 and $102 of the accruals were utilized, leaving a balance of approximately $45 at July 31, 2002.

As reported previously, in prior years the Company sold its former wholly owned subsidiary, National Airmotive Corporation ("NAC"), and, in a separate transaction, discontinued AeroV Inc. ("AeroV"), its former wholly owned e-commerce subsidiary. Pursuant to these transactions the Company accrued for certain costs directly related to the respective transaction. During the three months ended April 30, 2002, the remaining $57 of accruals relating to NAC were utilized. During the three months and six months ended July 31, 2002, respectively, approximately $28 and $56 of the accruals relating to AeroV were utilized. There were no accruals remaining related to NAC or AeroV at July 31, 2002.


4.  Accounting Change

During the first quarter ended April 30, 2002, the Company, as required, adopted Financial Accounting Standards Board Pronouncement No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"). Under FAS 142 goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. Upon adoption of FAS 142 the Company was required to perform impairment tests relating to API's goodwill and other intangibles existing as of the date of adoption. As a result, upon the adoption of FAS 142 in the three months ended April 30, 2002, the Company took a one-time, non-cash charge of $2,735, net of applicable income tax benefit of $922, or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows.

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

5.       Extension of Revolving Line of Credit

On July 31, 2002, the Company extended its $20 million Commercial Revolving Loan and Security Agreement to July 1, 2004 from July 1, 2003. The extension of the agreement was on the same terms and conditions as the prior agreement. As a result of this extension, borrowings under this facility continue to be classified as long term.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital
         ---------------------------------------------------------------

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

General

The Company is one of the leading suppliers of aircraft parts and components to the aviation industry worldwide, and is a provider of supply chain management services, including third party logistics and inventory management services, to the aerospace industry. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starters/generators.

The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut, 06880. Further information about the Company and its subsidiaries can be found on the worldwide web at www.firstaviation.com. The Company can be reached via e-mail at first@firstaviation.com.

Results for the three and six months ended July 31, 2002 continue to be adversely impacted by the general slowdown in the aviation industry that began last year and increased after the terrorist acts that occurred on September 11, 2001 and the repercussions that followed. Recovery in the industry has been slow, and overall business activity in the aerospace industry continues to be depressed, especially in the general aviation and commercial airline sectors. Several bankruptcies in the industry have been announced recently. The Company had no significant exposure directly related to these bankruptcies. However, due to the current environment management re-assessed the Company's reserves for uncollectible accounts receivable, and took a $0.2 million charge during the quarter ended July 31, 2002 to increase its allowance for doubtful accounts. The Company expects that the current business environment in the industry will continue. It is uncertain when complete recovery in the industry will occur.

On July 24, 2002 the Company announced that it had entered into a multi-year contract with Gulfstream Aerospace Corporation ("Gulfstream") for the provision of logistics and other services, effective July 1, 2002. Revenues and costs relating to this agreement were recorded beginning in July 2002. The contract will favorably impact results in subsequent quarters.

Results of Operations

Net Sales

The Company's net sales consist of sales of parts and components, component overhaul and repair services, and the provision of supply chain management and logistics services. Net sales are recorded when parts and components are shipped and title transfers to the customer, or when overhauled and repaired items are completed and shipped back to the customer. Shipping and handling costs billed to customers are included in net sales. Net sales relating to supply chain management and logistics services are recorded as the services are provided to the customer. The terms and nature of logistics services provided generally are stipulated in a contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide logistics services at less cost to the customer. In providing supply chain management and logistics services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of the inventory.

Net sales for the three months ended July 31, 2002 decreased $1.4 million, or 5.1%, to $26.2 million from $27.6 million for the three months ended July 31, 2001. During the three months ended July 31, 2002 net sales in the Company's traditional distribution business, which comprises the largest portion of the Company's overall net sales, decreased 6.5% compared to the prior year due to the downturn in the aerospace industry as business activity, especially in the airline and general aviation sectors, continues at significantly lower levels than that of the prior year. In addition, as a result of industry conditions the Company tightened its credit policies and restricted overall credit to its customers, which contributed to the decline in sales. Offsetting the decrease in traditional distribution was an increase in net sales from the Superior distribution business, acquired in August 2001. On a geographic basis, domestic net sales were down from the prior year. Net sales increased in Europe and the Company's overhaul and repair shop as the Company focused on opportunities in these areas, but these increases were offset by greater weakness in Latin America and Asia, due to economic conditions in these areas. Logistics services net sales increased more than 30% during the three months ended July 31, 2002 compared to the prior year. Logistics sales accounted for less than 10% of net sales during the three months ended July 31, 2002.

Net sales for the six months ended July 31, 2002 decreased $1.9 million, or 3.7%, to $51.2 million from $53.1 million for the six months ended July 31, 2001. The decrease in net sales during the six months ended July 31, 2002 compared to the prior year was due to the same reasons as explained above for the current quarter.

Cost of Sales

Cost of sales consists of costs of inventory sold, and direct costs relating to the provision of supply chain management and logistics services.

Cost of sales for the three months ended July 31, 2002 decreased $1.6 million, or 7.3%, to $20.3 million from $21.9 million for the three months ended July 31, 2001. As a percentage of net sales, cost of sales decreased to 77.5% compared to 79.4% for the comparable period of the prior year. For explanation of the changes from the prior year, see Net Sales and Gross Profit.

Cost of sales for the six months ended July 31, 2002 decreased $2.5 million, or 6.1%, to $39.7 million from $42.2 million for the six months ended July 31, 2001. As a percentage of net sales, cost of sales decreased to 77.5% compared to 79.5% for the comparable period of the prior year. For explanation of the changes from the prior year, see Net Sales and Gross Profit.

Gross Profit

Gross profit for the three months ended July 31, 2002 increased $0.2 million, or 3.4%, to $5.9 million from $5.7 million for the three months ended July 31, 2001. Gross profit as a percentage of net sales increased to 22.5% for the three months ended July 31, 2002, from 20.6% for the three months ended July 31, 2001.

Gross profit for the six months ended July 31, 2002 increased $0.6 million, or 5.6% to $11.5 million from $10.9 million for the six months ended July 31, 2001. Gross profit as a percentage of net sales increased to 22.5% for the three months ended July 31, 2002, from 20.5% for the three months ended July 31, 2001.

Gross profit increased during the three and six months ended July 31, 2002 compared to the prior year principally due to new sales from logistics contracts, including the Superior contract and the recently announced contract with Gulfstream, and also due to some favorable changes in product mix.

Partially offsetting this increase, gross profit from traditional distribution sales decreased due to the decrease in net distribution sales. A significant portion of the costs relating to logistics services contracts are indirect costs, principally personnel, warehouse and related, and systems, and these costs are recognized as part of selling, general and administrative costs. Therefore, gross margins for logistics services contracts are higher than those in our distribution business. As net sales from logistics services contracts increase, the trend of increased gross profit and gross margin from the current year compared to the prior year will continue, along with increases in selling, general and administrative expenses. For the three and six months ended July 31, 2002, respectively, gross profit from logistics sales more than doubled that of the same periods of the prior year. Logistics services contracts overall are more advantageous to the Company compared to our traditional distribution business, and therefore have been one of the Company's main strategic initiatives, as previously announced.

The value of all product shipped through our facilities during the three months ended July 31, 2002, including the value of product shipped on behalf of logistics services customers where the Company records a fee and not the sales value of the product itself, ("throughput") increased approximately 11% over the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended July 31, 2002 increased $0.5 million, or 10.4%, to $5.5 million from $5.0 million for the three months ended July 31, 2001. Excluding the $0.2 million charge taken to increase the allowance for doubtful accounts, selling, general and administrative expenses increased $0.3 million or 6.4% over the prior year. The increase is due principally to the increase in logistics services contracts. As stated in Gross Profit, indirect costs relating to logistics services contracts are classified as part of selling, general and administrative expenses. As net sales from logistics services increase, as happened during the three months ended July 31, 2002 compared to that of the prior year, selling, general and administrative costs also will increase, though not in direct proportion to the increase in net sales, since as the Company obtains more logistics services contracts and increases its throughput, it leverages its existing facilities, personnel and systems, such that going forward increases in gross profit from future logistics services contracts will be higher than the related increase in selling, general and administrative costs. In addition to increases relating to logistics services, selling, general and administrative expenses increased over the prior year due to increased freight costs as a result of higher shipping rates, higher advertising and promotional costs, increased insurance costs and other new business related costs.

Selling, general and administrative expenses for the six months ended July 31, 2002 increased $0.7 million, or 7.7%, to $10.5 million from $9.7 million for the six months ended July 31, 2001. Selling, general and administrative expenses increased over the prior year due to the same reasons as explained above for the current quarter.

Corporate Expenses

Corporate expenses for the three months ended July 31, 2002 decreased $0.1 million, or 7.1% from the amount incurred during the three months ended July 31, 2001. The decrease was due to significantly lower legal costs, as the Company has not been involved in any significant litigation since the fourth quarter of the prior year. Offsetting the decrease in legal fees were expected increases in costs for insurance and franchise taxes, and the timing of certain other expenses.

Corporate expenses for the six months ended July 31, 2002 decreased $0.1 million, or 6.0% from the amount incurred during the six months ended July 31, 2001. The decrease was due to the same reasons explained above for the current quarter.

Net Interest Income and Other

Net interest income and other for the three months ended July 31, 2002 decreased from the three months ended July 31, 2001. The decrease in net interest income and other during the three months ended July 31, 2002 was due to a marked decrease in interest rates from the second quarter of the prior year compared to the current fiscal year.

Net interest income and other for the six months ended July 31, 2002 decreased $0.2 million for the six months ended July 31, 2001. The decrease in net interest income and other during the six months ended July 31, 2002 was due to a marked decrease in interest rates from the same period of the prior year compared to the current fiscal year.

Benefit (Provision) for Income Taxes

The effective income tax rate for the three and six months ended July 31, 2002 was 39%. Management expects that the effective income tax rate will approximate 39% for the full year ending January 31, 2003. The effective income tax rate for the three and six months ended July 31, 2001 was 10%. The difference between the statutory income tax rate and the Company's effective income tax rate for the three and six months ended July 31, 2001 was due principally to a reduction in certain accrued income tax exposures as a result of changes in estimates.

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change

For the three months ended July 31, 2002 the Company incurred a loss of approximately $0.1 million, or $0.02 per share, compared to income of $0.1 million, or $0.01 per share, for the three months ended July 31, 2001. An increase in gross profit from new sales relating to logistics services contracts and favorable changes in product mix compared to that of the prior year were offset by higher selling, general and administrative costs, including the $0.2 million charge taken during the current quarter to increase the Company's allowance for doubtful accounts receivable, increased costs relating to new logistics services contracts, higher freight costs due to higher shipping rates, higher advertising and promotion costs, and increased insurance and other new business related costs, combined with a reduction in interest income due to the decrease in interest rates and a higher effective income tax rate. The overall result was to decrease current year results compared to that of the prior year.

For the six months ended July 31, 2002, the Company incurred a loss of $0.1 million, or $0.01 per share, compared to income of $0.2 million, or $0.02 per share, for the six months ended July 31, 2001. An increase in gross profit from new sales relating to logistics services contracts and favorable changes in product mix compared to that of the prior year were offset by higher selling, general and administrative costs, including the $0.2 million charge taken during the current quarter to increase the Company's allowance for doubtful accounts receivable, increased costs relating to new logistics services contracts, higher freight costs due to higher shipping rates, higher advertising and promotion costs, and increased insurance and other new business related costs, combined with a reduction in interest income due to the decrease in interest rates and a higher effective income tax rate. The overall result was to decrease current year results compared to that of the prior year.

Income from Disposition of Subsidiary

For the three and six months ended July 31, 2001, the Company had income from disposition of subsidiary of $0.7 million, net of applicable income tax provision of $0.4 million, or $0.10 per share. There was no such income or loss during the three and six months ended July 31, 2002.

Cumulative Effect of Accounting Change, Net

During the first quarter ended April 30, 2002, the Company, as required, adopted FAS 142. Under FAS 142 goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. Upon adoption of FAS 142 the Company took a one-time, non-cash charge of $2.7 million, net of applicable income tax benefit of $0.9 million, or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows. The application of the non-amortization provision of FAS 142 did not have a significant impact on results for the three and six months ended July 31, 2002.

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

Net Income (Loss) and Net Income (Loss) per Common Share

The Company incurred a net loss of $0.1 million, or $0.02 per common share for the three months ended July 31, 2002, compared to net income of $0.8 million, or $0.11 per common share for the three months ended July 31, 2001. The decrease in net income was due to the reasons described in the preceding sections.

The Company incurred a net loss of $2.8 million, or $0.39 per common share for the six months ended July 31, 2002, compared to net income of $0.9 million, or $0.12 per common share for the six months ended July 31, 2001. The decrease in net income was due to the reasons described in the preceding sections.

Liquidity and Capital Resources

The Company's liquidity requirements arise principally from its working capital needs, which have increased due to growth and expansion. In addition, the Company has liquidity requirements to fund capital expenditures to support its growth and expansion, and maintain its current operations. The Company funds its liquidity requirements with a combination of cash on hand, cash flows from operations and from borrowings. The Company manages its cash and debt to minimize its interest expense.

The Company invests its cash and cash equivalents in certificates of deposit and commercial paper with maturities when purchased of three months or less.

For the six months ended July 31, 2002 the Company generated $2.6 million of cash from operating activities, compared to a net use of cash of $0.9 million for the six months ended July 31, 2001. The increase in cash generated compared to the prior year was due to the Company's continued focus on increasing cash collections on receivables, reducing inventory and managing its overall working capital. The Company has been reducing its inventory levels since the third quarter of the prior fiscal year when the Company acquired Superior and a significant amount of inventory. Inventory levels at July 31, 2002 are less than they were before the Superior acquisition. Cash used in investing activities was $0.5 million and $0.4 million during the six months ended July 31, 2002 and 2001, respectively. The increase in cash used in investing activities was due to the timing of capital expenditures. The Company expects that its aggregate capital expenditure requirements for the year ending January 31, 2003 will be approximately $1.0 million. Net cash used in financing activities during the six months ended July 31, 2002 was $0.4 million, compared to cash provided of $2.4 million for the six months ended July 31, 2001. In the current period the Company utilized cash provided from operations to reduce a portion of its outstanding debt. In the prior period the Company borrowed cash for its working capital needs.

During the quarter ended July 31, 2002, API extended its $20 million Commercial Revolving Loan and Security Agreement to July 1, 2004 from July 1, 2003. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens and limitations on capital expenditures. The credit agreement also requires API to maintain minimum levels of net worth and specified interest expense coverage ratios, and restricts the payment of dividends on API's common stock. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and First Aviation guarantees all borrowings under the facility. Borrowings under the facility totaled $14.5 million at July 31, 2002, at an interest rate of approximately 3.3%. Approximately $3.3 million was available under the facility at July 31, 2002. The extension of the agreement was on the same terms and conditions as the prior agreement. As a result of the extension, borrowings under this facility continue to be classified as long term.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the FAvS group, and to foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains and losses have not been significant. Unrealized currency translation gains and losses are recognized as other comprehensive income or loss upon translation of foreign subsidiaries' balance sheets to U.S. dollars. The Company does have risk relating to the translation of accounts in which the Canadian dollar is the functional currency.

Item 4. Controls and Procedures

There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the quarterly period ended April 30, 2002.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 18, 2002, the following proposals were adopted:

     (1) To elect a director for a three-year term to expire at the Annual Meeting of Shareholders in the year 2005.

                                 Votes For     Votes Against    Votes Abstained
                                 ---------    -------------     ---------------
          Joseph J. Lhota        7,200,336        3,411              -0-


          Michael C. Culver, Stanley J. Hill, Aaron P. Hollander, and Robert L. Kirk continue to serve as directors of the Company after the Annual Meeting of Stockholders.

     (2) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 31, 2003.

                                 Votes For    Votes Against     Votes Abstained
                                 ---------    -------------     ---------------
                                 7,201,047       2,700               -0-

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

      10.48 Fourth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2002 between Hudson United Bank and Aerospace Products International, Inc.

      10.49 Fourth Reaffirmation of Guaranty dated as of July 31, 2002 by First Aviation Services Inc. and in favor of Hudson United Bank.

       99.1    CEO Certification

       99.2    CFO Certification

(b) Reports on Form 8-K.
         Form 8-K dated July 24, 2002 announcing that the Company had entered into a multi-year agreement with Gulfstream Aerospace Corporation to provide logistics services.



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

                                                  First Aviation Services Inc.
                                                  ----------------------------
                                                         (Registrant)



Date: September 10, 2002   /s/ Michael C. Culver
                           --------------------------
                           Michael C. Culver,
                           President, Chief Executive Officer and
                           Director (Principal Executive Officer)


Date: September 10, 2002     /s/ Michael D. Davidson
                             --------------------------
                             Michael D. Davidson,
                             Chief Financial Officer (Principal Financial
                             and Accounting Officer)

                                 CERTIFICATIONS


I, Michael C. Culver, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Aviation Services Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

                             /s/ Michael C. Culver
                             ------------------------------
                             Name: Michael C. Culver
                             Title: Chief Executive Officer




I, Michael D. Davidson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Aviation Services Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

                            /s/ Michael D. Davidson
                            ------------------------------
                            Name: Michael D. Davidson
                            Title: Chief Financial Officer