Form 10-Q
period 2002-10-31
FIRST AVIATION SERVICES INC
filed 2002-12-16
CIK 1025743

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


                  For the quarterly period ended October 31, 2002
                                                 ----------------

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

Delaware                                                06-1419064
--------                                                 ---------
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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__



The number of shares outstanding of the registrant's common stock as of December 12, 2002 is 7,231,377 shares.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.............................................14

Item 4.  Controls and Procedures.................................................................................14



           Part II - Other Information, Signatures and Certifications
           ----------------------------------------------------------

Other Information, Signatures and Certifications..............................................................15-17


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)


                                                                               October 31,        January 31,
                                                                                  2002               2002
                                                                         --------------------------------------------
                                                                             (unaudited)            *
Assets
Current assets:
      Cash and cash equivalents                                                  $ 34,540          $ 31,113
      Trade receivables, net of allowance for doubtful                             14,605            15,396
         accounts of $752 and $707, respectively
      Inventory, net of allowance for obsolete and slow moving                     20,743            23,016
         inventory of $991 and $885, respectively
      Prepaid expenses, deferred income taxes and other                             4,637             3,034
                                                                            --------------    --------------

Total current assets                                                               74,525            72,559

Plant and equipment, net                                                            3,889             4,100
Goodwill and other intangibles, net                                                    48             3,885
                                                                            --------------    --------------

                                                                                 $ 78,462          $ 80,544
                                                                            ==============    ==============

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                           $ 12,651          $ 11,464
      Accrued compensation and related expenses, and                                2,507             2,748
          other accrued liabilities
      Income taxes payable                                                          1,265             1,293
      Obligations under capital leases                                                 45               180
                                                                            --------------    --------------

Total current liabilities                                                          16,468            15,685

      Revolving line of credit                                                     14,500            14,800
      Minority interest in subsidiary                                               1,041             1,041
                                                                            --------------    --------------

Total liabilities                                                                  32,009            31,526

Stockholders' equity:

      Common stock, $0.01 par value, 25,000,000 shares authorized,                     91                91
          7,231,377 and 7,213,753 shares outstanding, respectively
      Additional paid-in capital                                                   38,478            38,516
      Retained earnings                                                            18,047            20,728
     Accumulated other comprehensive loss                                            (160)             (193)
                                                                            --------------    --------------

                                                                                   56,456            59,142
      Less:  Treasury stock, at cost                                              (10,003)          (10,124)
                                                                            --------------    --------------

Total stockholders' equity                                                         46,453            49,018
                                                                            --------------    --------------

Total liabilities and stockholders' equity                                       $ 78,462          $ 80,544
                                                                            ==============    ==============

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2002.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                                   Three months ended
                                                                                       October 31,
                                                                                 2002              2001
                                                                             --------------    --------------

Net sales                                                                         $ 26,611          $ 26,953
Cost of sales                                                                       20,660            21,383
                                                                             --------------    --------------

Gross profit                                                                         5,951             5,570
Selling, general and administrative expenses                                         5,126             5,207
Corporate expenses                                                                     647               960
                                                                             --------------    --------------

Income (loss) from operations                                                          178              (597)
Net interest income and other                                                           31                64
Minority interest in subsidiary                                                        (11)              (11)
                                                                             --------------    --------------

Income (loss) before income taxes                                                      198              (544)
Benefit (provision) for income taxes                                                   (77)               54
                                                                             --------------    --------------

Net income (loss)                                                                    $ 121            $ (490)
                                                                             ==============    ==============

Basic net income (loss) per common share, and net income (loss) per common share
     - assuming dilution:


Basic net income (loss) per common share, and net income (loss)
     per common share - assuming dilution                                           $ 0.02           $ (0.07)
                                                                             ==============    ==============

Weighted average common shares outstanding - basic                               7,227,860         7,204,125
                                                                             ==============    ==============

Weighted average common shares outstanding - assuming dilution                   7,227,860         7,204,125
                                                                             ==============    ==============



See accompanying notes.


                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                                                     Nine months ended
                                                                                        October 31,
                                                                                 2002                2001
                                                                             --------------    -----------------

Net sales                                                                         $ 77,775             $ 80,088
Cost of sales                                                                       60,666               63,636
                                                                             --------------    -----------------

Gross profit                                                                        17,109               16,452
Selling, general and administrative expenses                                        15,239               14,908
Corporate expenses                                                                   1,881                2,271
                                                                             --------------    -----------------

Loss from operations                                                                   (11)                (727)
Net interest income and other                                                          130                  388
Minority interest in subsidiary                                                        (31)                 (31)
                                                                             --------------    -----------------

Income (loss) from continuing operations before income taxes                            88                 (370)
Benefit (provision) for income taxes                                                   (34)                  37
                                                                             --------------    -----------------

Income  (loss) from continuing operations before cumulative                             54                 (333)
   effect of accounting change
Income from disposition of subsidiary, net of provision for                              -                  707
   income taxes of $405
Cumulative effect of accounting change, net of benefit for
    income taxes of $922                                                            (2,735)                   -
                                                                             --------------    -----------------

Net income (loss)                                                                 $ (2,681)               $ 374
                                                                             ==============    =================

Basic net income (loss) per common share, and net income (loss) per common share
     - assuming dilution:

     Income (loss) from continuing operations before cumulative                     $ 0.01              $ (0.05)
        effect of accounting change
     Income from disposition of subsidiary                                               -                 0.10
     Cumulative effect of accounting change                                          (0.38)                   -

                                                                             --------------    -----------------

Basic net income (loss) per common share, and net income (loss)
     per common share - assuming dilution                                         $ (0.37)              $ 0.05
                                                                             ==============    =================

Weighted average common shares outstanding - basic                               7,220,492            7,195,093
                                                                             ==============    =================

Weighted average common shares outstanding - assuming dilution                   7,226,723            7,195,093
                                                                             ==============    =================

See accompanying notes.


                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                         Nine months ended
                                                                                            October 31,
                                                                                        2002            2001
                                                                                     -----------     -----------
Cash flows from operating activities
Net loss                                                                                $(2,681)         $ (333)
Adjustments to reconcile net loss to net
     cash from operating activities - non-cash charges:
      Cumulative effect of accounting change, net                                         2,735               -
      Depreciation and amortization                                                       1,011           1,000
      Stock compensation                                                                     76              79
(Increase) decrease in assets:
      Trade receivables                                                                     790            (476)
      Inventory                                                                           2,272             819
      Other assets                                                                         (459)            610
Increase (decrease) in liabilities:
      Accounts payable                                                                    1,186          (2,684)
      Accrued compensation and related expenses, and other accrued liabilities             (191)           (744)
      Income taxes payable                                                                  (83)           (210)
                                                                                     -----------     -----------

Net cash provided by (used in) operating activities                                       4,656          (1,939)

Cash flows from investing activities
Purchases of plant and equipment and other assets                                          (756)           (661)
Acquisition of distribution business                                                          -          (4,943)
                                                                                     -----------     -----------

Net cash used in investing activities                                                      (756)         (5,604)

Cash flows from financing activities
Net borrowings (repayments) on revolving line of credit                                    (300)          4,253
Principal payments on capital lease obligations and other                                  (173)             57
                                                                                     -----------     -----------

Net cash provided by (used in) financing activities                                        (473)          4,310
                                                                                     -----------     -----------

Net increase (decrease) in cash and cash equivalents                                      3,427          (3,233)

Cash and cash equivalents at beginning of period                                         31,113          31,855
                                                                                     -----------     -----------

Cash and cash equivalents at end of period                                             $ 34,540        $ 28,622
                                                                                     ===========     ===========

Supplemental cash flow disclosures:
      Interest paid                                                                        $ 47           $ 114
      Income taxes paid (funds received)                                                    $ 1          $ (759)



See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                October 31, 2002

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. and API Asia Pacific Inc. (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the leading suppliers of products and services to the aerospace industry worldwide, including the provision of aircraft parts and components, and supply chain management services. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starter/generators. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three and nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2002. Certain amounts in the Condensed Consolidated Statements of Operations have been reclassified to conform to the current year's presentation.


2.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the denominator used in the computation of net income
(loss) per common share - assuming dilution:


                                                           Three months ended                 Nine months ended
                                                              October 31,                        October 31,
                                                         2002             2001             2002              2001
                                                      ------------     ------------     ------------     -------------
Denominator:

  Denominator for basic net income (loss)
     per common share - weighted average
     shares                                             7,227,860        7,204,125       7,220,492        7,195,093

  Effect of dilutive employee stock options                     -              N/A           6,231              N/A
                                                      ------------     ------------     ------------     -------------

  Denominator for net income (loss) per common share
   - assuming dilution, adjusted weighted average
   shares and assumed dilutions                          7,227,860        7,204,125       7,226,723        7,195,093
                                                      ============     ============     ============     =============


For the three and nine months ended October 31, 2001 the denominator used in the calculation of net income (loss) per common share - assuming dilution, was the same as the denominator used in the calculation of basic net income (loss) per common share because the effect of employee stock options would have been antidilutive.

3.  Extension of Revolving Line of Credit

On July 31, 2002, the Company extended the maturity date of its $20 million Commercial Revolving Loan and Security Agreement to July 1, 2004 from July 1, 2003. The extension of the agreement was on the same terms and conditions as the prior agreement. As a result of this extension, borrowings under this facility continue to be classified as long term.

4.  Acquisition and Discontinued Operations

On August 10, 2001, the Company completed the acquisition of the distribution business of Superior Air Parts, Inc. ("Superior"). Pursuant to the terms of the acquisition, the Company acquired the distribution business of Superior, including four distribution centers and certain inventory and equipment, and was named a worldwide distributor for Superior's product line of replacement parts for certain aircraft engines. In addition, the Company entered into a service agreement with Superior whereby the Company provides Superior with a variety of supply chain management services for a fee based upon the scope of the services provided. In connection with the acquisition, the Company accrued approximately $543 to cover the estimated costs to complete the acquisition and implement a plan to streamline operations, consolidate facilities, and close the distribution centers. At January 31, 2002 the balance remaining of the accruals was $147. During the three and nine months ended October 31, 2002, respectively, approximately $27 and $129 of the accruals were utilized, leaving a balance of approximately $18 at October 31, 2002.

The Company previously had sold its former wholly owned subsidiary, National Airmotive Corporation ("NAC"), and, in a separate transaction, discontinued AeroV Inc. ("AeroV"), its former wholly owned e-commerce subsidiary. Pursuant to these transactions, the Company accrued for certain costs directly related to the respective transaction. During the three months ended April 30, 2002, the remaining $57 of accruals relating to NAC were utilized. During the six months ended July 31, 2002, the remaining $56 of the accruals relating to AeroV were utilized. There were no accruals remaining related to NAC or AeroV at October 31, 2002.

5.  Accounting Change

During the first quarter ended April 30, 2002, the Company adopted Financial Accounting Standards Board Pronouncement No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"). Pursuant to FAS 142, goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. Upon adoption of FAS 142, the Company was required to perform impairment tests relating to its goodwill and other intangibles existing as of the date of adoption. As a result, upon adoption of FAS 142, the Company took a one-time, non-cash charge of $2,735, net of applicable income tax benefit of $922, or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows.

The adoption of FAS 142 represented a change in accounting principle, and the cumulative effect, net of the applicable income tax benefit, has been shown on a separate line in the Consolidated Condensed Statements of Operations. The effective rate of the income tax benefit of the charge was approximately 25%. The difference between the effective income tax rate and the statutory rate was due to differences in book and income tax bases of the assets.

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

General

The Company is one of the premier suppliers of products and services to the aerospace industry worldwide, including the provision of aircraft parts and components, and supply chain management services. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starters/generators.

The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut, 06880. Further information about the Company and its subsidiaries can be found on the worldwide web at www.firstaviation.com. The Company can be reached via e-mail at first@firstaviation.com.

On July 24, 2002, the Company announced that it had entered into a multi-year contract with Gulfstream Aerospace Corporation for the provision of supply chain management services, effective July 1, 2002. Net sales from this contract favorably impacted results for the three months ended October 31, 2002.

Results for the three and nine months ended October 31, 2002 continue to be adversely impacted by the poor state of the economy, and especially by the general slowdown in the aerospace industry that began in late 2000 and increased after the terrorist acts that occurred on September 11, 2001. Recovery in the industry has been minimal, and overall business activity in the aerospace industry continues to be depressed, especially in the general aviation and commercial airline sectors. Several bankruptcies have and continue to occur in the industry. During the quarter ended July 31, 2002, the Company re-assessed its reserves for uncollectible accounts receivable and took a $0.2 million charge to increase its allowance for doubtful accounts. The Company expects that the current level of reduced business activity in the industry will continue. It is uncertain when recovery in the industry will occur. The Company continues to look for new sources of revenue, to control its costs, and expand its offering of products and services.

Results of Operations

Net Sales

The Company's net sales consist of sales of products and services, including parts and components, component overhaul and repair services, and supply chain management services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when overhauled and repaired items are completed and shipped back to the customer, or when supply chain management services have been provided to the customer. Shipping and handling billed to customers are included in net sales. The terms and nature of supply chain management services provided generally are stipulated in a contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide the services at less cost to the customer. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customer' inventory, net sales generally are recognized as a fee based on the
sales  value  of  the  product   shipped   through  the   Company's   facilities
("throughput"), and not the sales value of the product itself.

Net sales for the three months ended October 31, 2002 decreased $0.4 million, or 1.3%, to $26.6 million from $27.0 million for the three months ended October 31, 2001. During the three months ended October 31, 2002 net sales of parts and components declined, especially in the general aviation and airline product lines, as a result of depressed economic and industry conditions and significantly reduced flying activity. As a result of industry conditions, the Company previously had tightened its credit policies, and this further contributed to the decline in sales. The sales decline was offset by an increase in sales from new services contracts. On a geographic basis, domestic net sales were flat compared to the prior year while sales increased in Canada and Asia as a result of new initiatives in these areas. Sales in Europe and Latin America decreased due to economic conditions in these areas.

Net sales for the nine months ended October 31, 2002 decreased $2.3 million, or 2.9%, to $77.8 million from $80.1 million for the nine months ended October 31, 2001. The decrease in net sales during the nine months ended October 31, 2002 compared to the prior year was due to the same reasons as explained above for the current quarter.

Cost of Sales

Cost of sales consists of costs of inventory sold and direct costs of providing services. Direct costs of providing services consist principally of personnel related costs.

Cost of sales for the three months ended October 31, 2002 decreased $0.8 million, or 3.4%, to $20.6 million from $21.4 million for the three months ended October 31, 2001. As a percentage of net sales, cost of sales decreased to 77.6% from 79.3% for the comparable period of the prior year. Cost of sales for the three months ended October 31, 2002 decreased compared to the prior year due to the decrease in net sales and a change in the sales mix to more services contracts.

Cost of sales for the nine months ended October 31, 2002 decreased $2.9 million, or 4.7%, to $60.7 million from $63.6 million for the nine months ended October 31, 2001. As a percentage of net sales, cost of sales decreased to 78.0% from 79.5% for the comparable period of the prior year. Cost of sales for the nine months ended October 31, 2002 decreased compared to the prior year due to the decrease in net sales and a change in the sales mix to more services contracts.

Gross Profit

Gross profit for the three months ended October 31, 2002 increased $0.4 million, or 6.8%, to $6.0 million from $5.6 million for the three months ended October 31, 2001. Gross profit as a percentage of net sales increased to 22.4% for the three months ended October 31, 2002, from 20.7% for the three months ended October 31, 2001. Gross profit for the three months ended October 31, 2002 increased compared to the prior year principally due to new services contracts.

Gross profit for the nine months ended October 31, 2002 increased $0.6 million, or 4.0%, to $17.1 million from $16.5 million for the nine months ended October 31, 2001. Gross profit as a percentage of net sales increased to 22.0% for the nine months ended October 31, 2002, from 20.5% for the nine months ended October 31, 2001. Gross profit for the nine months ended October 31, 2002 increased compared to the prior year principally due to new services contracts, offset by a decline in gross profit from product sales, especially in the general aviation and airline sectors, due to the reasons noted above in Net Sales.

A significant portion of the costs relating to supply chain management contracts are indirect costs, including indirect personnel, warehouse and related, and systems, and these costs are included in selling, general and administrative costs. Therefore, gross margins for services sales will be higher than for product sales. As net sales of services increase, the trend of increased gross profit and gross margin from the current year compared to the prior year will continue, along with increases in selling, general and administrative expenses. For the three and nine months ended October 31, 2002, respectively, gross profit from services sales nearly doubled that of the same periods of the prior year. Services contracts are part of a continuum of product lines offered by the Company to its customers, and represent a growth opportunity for the Company. Therefore, as previously announced, increasing services has been one of the Company's main strategic initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 31, 2002 decreased $0.1 million, or 1.6%, to $5.1 million from $5.2 million for the three months ended October 31, 2001. The decrease is due to a combination of a decrease in the number of personnel and related costs, as the Company reduced its workforce in September 2001, and offsetting increases in costs related to new services contracts, bad debt charges, insurance costs and other new business related costs.

Selling, general and administrative expenses for the nine months ended October 31, 2002 increased $0.3 million, or 2.2%, to $15.2 million from $14.9 million for the nine months ended October 31, 2001. The increase is due to increased costs relating to new services contracts, increased bad debt, freight and insurance costs, and an increase in other new business related costs, offset partially by the decrease in personnel costs in the third quarter, as described above.

As stated in Gross Profit, indirect costs relating to services sales are classified as part of selling, general and administrative expenses. As net sales from services increase, selling, general and administrative costs also will increase.

The cost of freight billed to customers is included in selling, general and administrative expenses.

Corporate Expenses

Corporate expenses for the three months ended October 31, 2002 decreased $0.4 million, or 32.6%, to $0.6 million, from $1.0 million incurred during the three months ended October 31, 2001. The decrease was due to significantly lower legal costs, as the Company has not been involved in any significant litigation since the fourth quarter of the prior year, and the lack of severance costs that were incurred in the prior year. Offsetting these decreases were increases in costs for insurance and franchise taxes.

Corporate expenses for the nine months ended October 31, 2002 decreased $0.4 million, or 17.2%, to $1.9 million, from $2.3 million incurred during the nine months ended October 31, 2001. The decrease was due to the same reasons explained above for the current quarter.

Net Interest Income and Other

Net interest income and other for the three months ended October 31, 2002 decreased slightly from the three months ended October 31, 2001. The decrease in net interest income and other during the three months ended October 31, 2002 principally was due to a decrease in interest rates in the current year quarter compared to that of the prior year.

Net interest income and other for the nine months ended October 31, 2002 decreased $0.3 million for the nine months ended October 31, 2001. The decrease in net interest income and other during the nine months ended October 31, 2002 was due to the marked decrease in interest rates in the current year compared to the prior year.

Benefit (Provision) for Income Taxes

The effective income tax rate for the three and nine months ended October
31, 2002 was 39%. Management expects that the effective income tax rate will approximate 39% for the full year ending January 31, 2003. The effective income tax rate for the three and nine months ended October 31, 2001 was 10%. The difference between the statutory income tax rate and the Company's effective income tax rate for the three and nine months ended October 31, 2001 principally was due to a reduction in certain accrued income tax exposures as a result of changes in estimates.

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change

For the three months ended October 31, 2002 the Company earned $0.1 million, or $0.02 per share, compared to a loss of $0.5 million, or $0.07 per share, for the three months ended October 31, 2001. The increase in income principally was due to a combination of an increase in gross profit resulting from sales from new services contracts, and significantly lower corporate expenses due to the absence of legal fees and severance costs in the current year compared to the prior year.

For the nine months ended October 31, 2002, the Company earned $0.1 million, or the $0.01 per share, compared to a loss of $0.3 million, or $0.05 per share, for the nine months ended October 31, 2001. The increase in income principally was due to an increase in gross profit resulting from sales from new services contracts, offset by higher selling, general and administrative costs for increased costs for bad debt, freight, insurance and new business expenses, combined with a reduction in interest income due to the decrease in interest rates in the current year compared to the prior year.

Income from Disposition of Subsidiary

For the nine months ended October 31, 2001, the Company had income from disposition of subsidiary of $0.7 million, net of applicable income tax provision of $0.4 million, or $0.10 per share. There was no such income or loss during the three months ended October 31, 2002 and 2001, respectively, and the nine months ended October 31, 2002.

Cumulative Effect of Accounting Change

During the first quarter ended April 30, 2002, the Company adopted FAS 142. Under FAS 142, goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. Upon adoption of FAS 142 the Company took a one-time, non-cash charge of $2.7 million, net of applicable income tax benefit of $0.9 million, or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows. The application of the non-amortization provision of FAS 142 did not have a significant impact on results for the three and nine months ended October 31, 2002 and 2001.

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

Net Income (Loss) and Net Income (Loss) per Common Share

The Company earned $0.1 million, or $0.02 per common share for the three months ended October 31, 2002, compared to a loss of $0.5 million, or $0.07 per common share for the three months ended October 31, 2001. The increase in net income was due to the reasons described in the preceding sections.

The Company incurred a net loss of $2.7 million, or $0.37 per common share for the nine months ended October 31, 2002, compared to net income of $0.4 million, or $0.05 per common share for the nine months ended October 31, 2001. The increase in net income was due to the reasons described in the preceding sections.

Liquidity and Capital Resources

The Company's liquidity requirements arise principally from its working capital needs, which have increased due to growth and expansion. In addition, the Company has liquidity requirements to fund capital expenditures to support its current operations, and facilitate growth and expansion. The Company funds its liquidity requirements with a combination of cash on hand, cash flows from operations and from borrowings. The Company manages its cash and debt to minimize its interest expense.

The Company invests its cash and cash equivalents in certificates of deposit and commercial paper with maturities when purchased of three months or less.

For the nine months ended October 31, 2002 the Company generated $4.7 million of cash from operating activities, compared to a net use of cash of $1.9 million for the nine months ended October 31, 2001. The increase in cash generated compared to the prior year was due to the Company's continued focus on increasing cash collections on receivables, reducing inventory and managing its overall working capital. The Company has been reducing its inventory levels since the third quarter of the prior fiscal year when the Company acquired Superior and a significant amount of inventory. Inventory levels at October 31, 2002 are less than they were before the Superior acquisition. Cash used in investing activities was $0.8 million and $0.7 million during the nine months ended October 31, 2002 and 2001, respectively, excluding the acquisition of Superior. The Company expects that its aggregate capital expenditure requirements for the year ending January 31, 2003 will be approximately $0.9 million. Net cash used in financing activities during the nine months ended October 31, 2002 was $0.5 million, compared to cash provided of $4.3 million for the nine months ended October 31, 2001. In the current year the Company utilized cash provided from operations to reduce a portion of its outstanding debt. In the prior year the Company borrowed cash partially to fund its acquisition of Superior. For the quarter ended October 31, 2002, the Company generated $2.0 million of cash from operating activities, compared to a use of cash of $1.1 million for the quarter ended October 31, 2001. The improvement is due to better use of working capital, as discussed above, and higher net income compared to the prior year.

During the quarter ended July 31, 2002, API extended the maturity date of its $20 million Commercial Revolving Loan and Security Agreement to July 1, 2004 from July 1, 2003. Borrowings under this credit facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The credit agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. The credit agreement also prohibits the payment of dividends on API's common stock, except with the lender's consent, and requires API to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under this credit facility, and First Aviation guarantees all borrowings under the facility. Borrowings under the facility totaled $14.5 million at October 31, 2002, at an interest rate of approximately 3.0%. Approximately $3.2 million was available under the facility at October 31, 2002. The extension of the agreement was on the same terms and conditions as the prior agreement. As a result of the extension, borrowings under this facility continue to be classified as long term.

The Company has not declared or paid any cash dividends or distributions on its common stock since its inception in 1997. While the Company historically has retained all earnings for use in the Company's business, and has not paid any cash dividends on its common stock, the Company's Board of Directors is re-evaluating this policy in light of the Company's cash position. Any payment of cash dividends in the future on the Company's common stock will be dependent upon the Company's financial condition, its results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any future debt obligations, as well as any other factors that the Board of Directors deems relevant.

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

On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with cash on hand and availability under its revolving line of credit, will be sufficient to meet its current and anticipated operating cash requirements for the foreseeable future, including scheduled interest and principal payments, capital expenditures, minority interest requirements, working capital needs, and cash required for any acquisition that the Company may pursue.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from US dollars from one subsidiary to another within the FAvS group, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains and losses have not been significant. Unrealized currency translation gains and losses are recognized as other comprehensive income or loss upon translation of foreign subsidiaries' balance sheets to U.S. dollars. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency.

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

           PART II - OTHER INFORMATION, SIGNATURES AND CERTIFICATIONS

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

99.1     CEO Certification

99.2     CFO Certification

(b) Reports on Form 8-K.

      NONE


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  First Aviation Services Inc.
                                              (Registrant)


Date: December 16, 2002           /s/ Michael C. Culver
                                  -------------------------------------------
                                  Michael C. Culver,
                                  President, Chief Executive Officer and
                                  Director (Principal Executive Officer)


Date: December 16, 2002           /s/ Michael D. Davidson
                                  -------------------------------------------
                                  Michael D. Davidson,
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)

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

Date: December 16, 2002

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

Date: December 16, 2002

                            /s/ Michael D. Davidson
                            ------------------------------
                            Name: Michael D. Davidson
                            Title: Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


CEO Certification. In connection with the Quarterly Report of First Aviation Services Inc. (the "Company") on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Culver, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael C. Culver
President and Chief Executive Officer
December 16, 2002
--------------------------------------------------------------------------------


                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




CFO Certification. In connection with the Quarterly Report of First Aviation Services Inc. (the "Company") on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael D. Davidson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael D. Davidson
Chief Financial Officer
December 16, 2002