Form 10-K
period 2003-01-31
FIRST AVIATION SERVICES INC
filed 2003-05-01
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the year ended January 31, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days or for such short period that the registrant was subject to such filing requirements.
Yes X   No __
   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X
                                              ---

The aggregate market value of the voting stock held by non-affiliates as of July 31, 2002 was approximately $16.4 million.

The number of shares outstanding of the registrant's common stock as of April 11, 2003 was 7,251,370 shares.

                      Documents incorporated by reference:

         First Aviation's Proxy Statement for the 2003 Annual Meeting of
                     Stockholders is incorporated herein by
                         reference into Part III hereof

                          First Aviation Services Inc.

                            Annual Report on Form 10-K
                       for the Year Ended January 3, 2003


                                     PART I

  Forward-Looking Statements

  Certain statements discussed in Item 1, "Business", Item 3, "Legal Proceedings", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7, "Liquidity and Capital Resources", and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, at a minimum, the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Annual Report on Form 10-K.


Item 1.    Business

General

           First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aircraft Products International, Ltd. ("API Ltd."), and API Asia Pacific Inc. ("API Asia Pacific"), and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively, the "Company"), is one of the premier suppliers of products and services to the aviation industry worldwide, including the sale of aircraft parts and components, and the provision of supply chain management services, including the provision of third party logistics and inventory management services. In addition, the Company performs overhaul and repair services for brakes and starter/generators, and is a Federal Aviation Administration ("FAA") authorized hose assembly facility, building custom hose assemblies.

           The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut 06880. Further information about the Company, including all of the Company's public filings and press releases, which are posted as soon as practicable, can be found on the worldwide web at www.favs.com, or at www.apiparts.com. Our public filings also can be obtained by calling our investor relations department, or by e-mail at first@firstaviation.com. The Chairman of the Board of Directors is Aaron P. Hollander. The executive officers of the Company are Michael C. Culver, Gerald E. Schlesinger and Michael D. Davidson.

Industry Overview

           The Company believes that the current annual worldwide market for new and used parts, components and consumable supplies for aircraft and engines is approximately $30.0 - $40.0 billion, and has been decreasing due to reduced business activity levels in the industry over the past two years. Of the worldwide market, $2.5 billion is supplied to the general aviation aftermarket sector in which the Company operates, $5.0 billion goes through distribution to all sectors, and the balance is supplied direct to the end user. The general aviation aftermarket includes passenger and cargo airlines, fleet and corporate aircraft operators, certified repair facilities, governments and military services, flight training schools, fixed base operators ("FBOs"), business aviation, helicopter and recreational operators. The aviation parts, components and consumable supplies market is highly-fragmented, with a limited number of large, well-capitalized companies, including original equipment manufacturers ("OEMs"), and suppliers, selling a broad range of parts and components, and numerous smaller competitors serving niche markets.

           Aviation Parts and Components Supply Services. The Company distributes the products of more than 150 manufacturers and suppliers, constituting approximately 80,000 new and factory reconditioned parts and components that are sold to professional aircraft maintenance organizations, aircraft operators, including fleet operators and airlines, and FBOs. The parts and components distributed by the Company are approved by the FAA and are acquired from small, specialized manufacturers as well as major OEMs such as Goodrich Aerospace, Champion, General Electric Lighting, Goodyear Tire and Rubber, Lord Corporation, Marathon Power Technologies, Michelin Aircraft Tire, Parker Hannifin, Scott Aviation, Superior Air Parts, Inc. ("Superior"), The New Piper Aircraft, Inc., and Teledyne Continental Motors. Most of these manufacturers and suppliers service their aftermarket customers solely through wholesale distributors such as API. Distributors add value to commonly available products by offering immediate availability, broad product lines, technical assistance and other value added services, such as supply chain management services. API does not have any long-term agreements or commitments from OEMs or other suppliers from whom it purchases parts, and is dependent upon these manufacturers for access to parts for resale.

           Supply Chain Management Services. The Company provides supply chain management services to the aerospace industry, principally through logistics and inventory management services. The terms and nature of supply chain management services are stipulated in a long-term contract between the Company and the customer. The Company uses its expertise gained in managing its own parts and supply business to manage its customers' product in a seamless method to the end customer, and at less cost to the Company's customer than if they provided the services themselves. As part of this process, the Company provides its internal resources, such as facilities, personnel and systems to the customer. The Company either may distribute its own inventory for the customer, or hold its customers' inventory in its own facility, without taking ownership of such inventory, and distribute the inventory on behalf of its customer. As an example, the Company may pick, pack and ship product on behalf of its customer in return for a fee based upon the level of services provided. In providing these services the Company may provide other support services as well to its customers, including sales and billing, and the use of the Company's call center. Services contracts are part of a continuum of product lines offered by the Company to its customers. The Company considers its business to be distributing parts and components and providing the services to manage and/or distribute its customers' parts and components. The Company believes that the provision of supply chain management services will be one of its fastest growing sources of operating profit in the future.

           Competition. Competition in the parts and components supply services market is generally based on availability of product, service, price, and quality, including parts traceability. The Company's major competitors include Aviall, Inc., AAR Corporation, Raytheon Aircraft, Cessna Aircraft Company and Satair A/S. There also is substantial competition, both domestically and overseas, from companies who focus on regional/niche markets, or on market segments of secondary interest. Several of the Company's competitors have faced moderate to severe financial difficulties recently.

           Competition in supply chain management services comes from numerous companies both within and outside of the aerospace industry, although many competitors are specialized to a particular industry or market group. The supply chain management services market is fragmented and growing as a result of the growing trend to outsource, a trend that is increasing due to economic conditions and the need for companies to reduce their cost structures. The Company views such business as distribution. Some competitors in the distribution business pay up front fees and acquire their customers' inventory in exchange for supply chain contracts, a practice that the Company generally does not follow. The Company believes that it has an advantage in the aerospace industry due to its experience, knowledge, focus, and contacts within the industry. However, other large providers of supply chain management and logistics services may enter the aerospace industry.

           Increasing Consolidation. In order to reduce the costs associated with carrying and managing inventory, satisfy governmental regulatory scrutiny, streamline buying decisions and assure quality, aircraft and fleet operators are seeking to reduce their number of suppliers, including parts and component providers, and are using third parties to manage their parts and components inventories. Operators also have become more sensitive to quick turnaround times. As a result, the Company believes that aircraft and fleet operators increasingly select larger, more sophisticated, tecnologically capable and better capitalized service providers that are capable of providing a range of high quality, efficient and timely services, including supply chain management services, at a reasonable price. Additionally, the increasing costs of technology and inventory levels required to compete effectively has made entry into and continued success in the industry more difficult and expensive. The Company believes that well-capitalized, technologically sophisticated providers capable of offering a wide range of services, like the Company, will benefit from this consolidation trend. During the past few years, a number of service providers have consolidated or combined their operations. A number have faced moderate to severe financial difficulties. In addition, some OEMs have decided to by-pass wholesale distributors such as API and are distributing their products directly to their customers. This is a trend that the Company believes will continue, and is another reason for the Company's focus on growing its supply chain management services, as some potential customers for the Company's supply chain management services include those OEMs who have decided to distribute their products themselves, and are looking for the most efficient way to do so.

           Industry Conditions. Results for the year ended January 31, 2003 continued to be adversely impacted by the poor state of the economy, and especially by the recession in the aerospace industry that began in late 2000 and increased after the terrorist acts that occurred on September 11, 2001. Recovery in the industry has been minimal, and overall business activity in the aerospace industry continues to be depressed, especially in the general aviation and commercial airline sectors. Flight schools have significantly reduced their operations and certain flight zones remain restricted for general aviation flights. Bankruptcies have and continue to occur in the industry. The Company expects that the current level of reduced business activity in the industry will continue, and the timing of any recovery in the industry is uncertain. The Company continues to look for new sources of revenue, to control its costs, and expand its offering of products and services.

Principal Suppliers

           API has five suppliers from whom approximately 49%, 53%, and 49% of its total purchases were made during the years ended January 31, 2003, 2002 and 2001, respectively.

Sales and Marketing

           Parts and Components Supply Services. New and serviceable parts, supplies and components are sold to professional aircraft maintenance organizations, aircraft operators, including fleet operators and airlines, flight training schools, and FBOs. The Company uses regional sales managers, inside salespersons, outbound telephone salespersons, electronic commerce, independent contract representatives, associated distributors, and foreign partners in its sales and marketing efforts.

           Supply Chain Management Services. The Company sells supply chain management services to the aerospace industry. The Company identifies potential customers and opportunities in the industry through contacts within the industry, advertising and targeted marketing, and recommendations from current customers. Lead times for the procurement of new contracts is long due to the long-term nature of such contracts, the relationship building with the customer that is required, and the substantial change they entail for the customer.

Customers

           The Company currently has approximately 7,000 customers. The Company is not reliant upon any single customer.

Regulation

           Regulatory bodies such as the FAA, the Joint Airworthiness Administration, the Department of Defense (the "DOD"), and governments around the world require all aircraft and engines to follow defined maintenance programs to ensure airworthiness and safety. For parts and components distributed by the Company, including inventory managed by the Company under supply chain management services, the programs are developed by the OEM or customer in coordination with the regulatory body. The Company has received certifications from the FAA covering its repair and overhaul facilities, and its hose shop. The DOD requires that parties providing parts for branches of the U.S. armed services comply with applicable government regulations, and the DOD continually reviews the operations of the Company for compliance with applicable regulations. In addition, the Company's Memphis, Tennessee facility is ISO/9002 certified and subject to periodic reviews.

Environmental Matters and Proceedings

           The Company's operations are subject to federal, state and local environmental laws and related regulation by government agencies, including the United States Environmental Protection Agency, the United States Department of Transportation, and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials, the health and safety of workers, and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes potentially significant compliance burdens and risks on the Company. The Company believes that it is in material compliance with all federal, state, and local laws and regulations governing its operations. The Company has not had and does not anticipate that any material capital expenditures will be required during the next fiscal year in order to maintain compliance with the federal, state and local laws and regulations.

Employees

           As of January 31, 2003, the Company employed 193 persons on a full-time basis. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Geographic Areas

           Sales to unaffiliated foreign customers were approximately 18%, 17%, and 13% of net sales for the years ended January 31, 2003, 2002 and 2001, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America and Europe.

Item 2.    Properties

           The Company operates within the following facilities:



                                                                                     Square                  Lease
 Location                          Entity                  Description              Footage               Expiration
 --------                          ------                  -----------              -------               ----------
 Westport, CT                      First Aviation          Executive offices          3,000                 2007

 Memphis, TN                       API                     Distribution/sales       157,000                 2013

 Calgary, Canada                   API Ltd.                Sales                      5,600                 2009

 Montreal, Canada                  API Ltd.                Sales                      7,160                 2003

 Clark Field, Pampanga,
 Philippines                       API Asia Pacific        Distribution/sales        22,235                 2010


The Company plans to renew the Montreal lease prior to its expiration.


Item 3.    Legal Proceedings

           The Company's business exposes it to possible claims for personal injury, death or property damage that may result from a failure of certain parts serviced by the Company or spare parts and components sold by it, or in connection with the provision of its supply chain management services. The Company takes what it believes to be adequate precautions to ensure the quality of the work it performs and the traceability of the aircraft parts and components that it sells. The OEMs that manufacture the parts, components and supplies that the company sells carry liability insurance on the products they manufacture. In addition, the Company maintains what it believes is adequate liability insurance to protect it from any claims.

           In the normal conduct of its business, the Company also is involved in various claims and lawsuits, none of which, in the opinion of the Company's management, will have a material, adverse impact on the Company's consolidated financial position. The Company maintains what it believes is adequate liability and other insurance to protect it from such claims. However, depending on the amount and timing, unfavorable resolution of any of these matters could have a material effect on the Company's consolidated financial position, results of operations or cash flows in a particular period.


Item 4.    Submission of Matters to a Vote of Security Holders

           None.


Item 4a.    Executive Officers of the Registrant

           The Company's executive officers, their ages and backgrounds are as follows:

           Michael C. Culver, 52, has served as President and Chief Executive Officer of the Company since March 1995. Mr. Culver also serves as Chairman of API. In 1985, Mr. Culver co-founded First Equity Group Inc. ("First Equity Group"). First Equity Group's interests, in addition to the Company, include First Equity Development Inc., an aerospace investment and advisory firm, Skip Barber Racing School, LLC and Imtek, Inc., a printing company. Mr. Culver serves on the Boards of Skip Barber Racing School, LLC and Imtek, Inc.

           Gerald E. Schlesinger, 58, became Senior Vice President upon his employment by the Company in June 1997. From November 1993 to June 1997, Mr. Schlesinger was affiliated with the SK Group and served as its Managing Principal. The SK Group provided consulting and management advisory services to its clients. Prior to November 1993, Mr. Schlesinger served as Executive Vice-President, CFO and CIO for Butler Aviation.

           Michael D. Davidson, 43, became the Chief Financial Officer and Vice President of Finance in April 2002. He is the acting Chief Financial Officer of API. He became Secretary to the Company's Board of Directors in October 2001. Previously he served as the Company's Controller since his employment in February 1998. Prior to joining First Aviation, from 1996 to 1998, Mr. Davidson served as Chairman of Access Ambulance Company, Inc. From 1993 to 1998 he was engaged as a principal in a consulting firm specializing in turnaround and management consulting, restructuring and bankruptcy, and from 1993 to 1995 also was the Executive Director of Stamford Emergency Medical Services, Inc. Prior to 1993 Mr. Davidson worked for the Dyson-Kissner-Moran Corporation, a leveraged buyout firm, and spent nearly ten years with Ernst & Young LLP. Mr. Davidson is a Certified Public Accountant.


                                     PART II



Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

           Market Information. The Company's common stock trades on The NASDAQ Stock Market under the symbol FAVS. The table below sets forth the quarterly high and low sales prices for the Company's common stock as reported on the NASDAQ Composite Tape since February 1, 2001.


                         Year Ended                                                             Year Ended
                      January 31, 2003                                                       January 31, 2002
-------------------------------------------------------------           ------------------------------------------------------------
                                High              Low                                                High               Low
First Quarter                  $5.15             $4.60                  First Quarter                $4.88             $4.00
Second Quarter                 $5.15             $4.50                  Second Quarter               $4.98             $4.37
Third Quarter                  $4.75             $3.50                  Third Quarter                $4.96             $4.06
Fourth Quarter                 $5.33             $3.54                  Fourth Quarter               $5.20             $4.09


           Holders. As of April 11, 2003, there were 20 holders of record of the Company's common stock.

           Dividends. In January 2003, the Company paid a special cash dividend of $1.00 per share. The total cash paid was $7.3 million. This is the only cash dividend or distribution paid on the Company's common stock since its inception. At this time, the Company anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. Any payment of cash dividends in the future on the common stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any current or future debt obligations, as well as other factors that the Board of Directors deems relevant. In addition, API's credit facility prohibits the payment of cash dividends from it to First Aviation without the lender's consent.

Item 6.    Selected Financial Data

           The selected financial data set forth below should be read in conjunction with the "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

           Results for the year ended January 31, 2003 were significantly impacted by a one-time, non-cash charge to adopt a new accounting principle, a non-cash charge to increase its allowance for doubtful trade receivables, and a non-cash charge to establish a valuation allowance against the Company's deferred income tax assets. These charges, which totaled $5.5 million, had no impact on the Company's cash flow from operations, which was strong, and significantly higher than in prior years.

                                                                          Year Ended January 31,
(Amounts in thousands, except per share amounts)        2003           2002           2001            2000            1999

Balance Sheet Summary:

   Working capital                                 $   47,996      $   56,903     $   42,673    $    57,445      $   40,665
   Cash per share outstanding (1)                        3.59            4.31           4.43           6.16            0.02
   Total assets                                        65,041          80,544         80,714         86,392          79,319

   Current debt and obligations under capital
      leases                                                4             180         11,757            163          22,908
   Long-term debt                                      14,500          14,800              -          7,900               -
   Other long-term liabilities                          1,041           1,041          1,188          1,156           1,292
   Total stockholders' equity                   $      36,094   $      49,018  $      47,832  $      54,143   $      44,381
   Book value per share outstanding (2)                  4.98            6.79           6.65           6.65            4.93
   Dividends paid                                       7,251               -              -              -               -
   Common shares outstanding                            7,251           7,214          7,185          8,134           9,002

Results of Operations Summary (3):

   Net sales                                    $     101,737   $     105,696  $      97,550  $      82,999   $      61,015
   Gross profit                                        18,473          19,016         18,543         15,928          11,180
   Income (loss) from operations                      (1,577)             227        (2,300)           (92)         (1,376)
   Income (loss) before income taxes                  (1,413)             486          (925)           (23)         (1,686)
   Provision (benefit) for income taxes               (1,786)           (194)            349            190             675
                                                -------------   -------------  -------------  -------------   -------------
   Income (loss) from continuing operations
      before accounting change                        (3,199)             292          (576)            167         (1,011)
   Cumulative effect of change in accounting          (2,735)               -              -              -               -
   Net income (loss)                            $     (5,934)   $       1,252  $     (1,830)  $      15,530   $     (1,714)
   Basic income (loss) per share from
      continuing operations                     $      (0.44)   $        0.04  $      (0.08)  $        0.02   $      (0.11)
   Basic net income (loss) per share            $      (0.82)   $        0.17  $      (0.24)  $        1.74   $      (0.19)
   Weighted average shares outstanding - basic          7,225           7,198          7,721          8,909           8,973
   Income (loss) per share from continuing
      operations - assuming dilution            $      (0.44)   $        0.04  $      (0.08)  $        0.02   $      (0.11)
   Net income (loss) per share - assuming
      dilution                                  $      (0.82)   $        0.17  $      (0.24)  $        1.72   $      (0.19)
   Weighted average shares outstanding -
      assuming dilution                                 7,225           7,209          7,721          9,006           8,973

Notes to Selected Financial Data

(1) Cash per share outstanding is calculated by taking the cash balance and dividing by common shares outstanding. The Company repurchased for treasury $4,834 and $5,869 during the years ended January 31, 2001 and 2000, respectively.

(2) Book value per share outstanding is calculated by taking total stockholders' equity and dividing by common shares outstanding.

(3) During the year ended January 31, 2003 the Company recorded a charge of $0.8 million to increase its allowance for doubtful trade receivables, recorded an income tax charge of $2.0 million to establish a valuation allowance against its deferred income tax assets, recorded a net charge of $2.7 million upon adoption of a new accounting principle related to goodwill, and paid a special cash dividend of $1.00 per share. In fiscal year 2000 the Company sold its former wholly owned subsidiary, National Airmotive Corporation ("NAC") and in fiscal year 2001 discontinued its e-commerce subsidiary, AeroV Inc. ("AeroV"). As a result of the sale and discontinuance, NAC and AeroV have been accounted for as discontinued operations, and their results of operations and gain or loss on disposition were condensed and reported separately from continuing operations.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements discussed under the captions "Business", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors, include, at minimum:

     - The Company's continued ability to obtain parts and components from its principal suppliers on a timely basis. The Company's distribution services business is dependent upon the availability of parts, components and supplies from its suppliers. A disruption in the Company's ability to obtain parts, components and supplies, for any reason, and without the ability to find alternative sources, would have an adverse impact on the Company's business. In addition, some OEM's, in an effort to find additional sources of income, are attempting to distribute directly to the customer and by-pass the Company as a distribution channel.

     - Depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole. The Company is dependent upon the level of activity in the aviation industry, including commercial and recreational flying, and flight training schools. Continued depressed conditions in the aviation industry, as well as depressed overall economic conditions, will have an adverse impact on the Company's future results.

     - The impact of changes in fuel and other freight related costs. Fuel is a significant cost in the aviation industry and increases in the cost of fuel or lack of availability of fuel could have an adverse impact on overall flight activity levels, and the Company's business.

     - Relationships with its customers. An inability to maintain good relationships with its customers, or the inability to expand by establishing relationships with new customers, could have an adverse impact on the Company.

     - The ability of the Company's customers to meet their financial obligations to the Company. The inability of the Company's customers to meet their obligations to the Company, or to meet their general financial obligations and face financial difficulty, would adversely impact the ability of the Company to collect on its receivables and generate future sales.

     - The ability to obtain and service supply chain management contracts. Supply chain management contracts have a long lead-time and require extensive effort and focus to obtain. An inability to obtain such contracts, or to service the customer appropriately, for any reason, will have an adverse impact on the Company's future results.

     - Changes in regulations or accounting standards. The Company is subject to regulations (including income tax laws) and accounting standards that could change in the future, and such changes could have an adverse impact on the Company's reported results.

     - The ability to consummate suitable acquisitions and expand. An inability to expand through acquisitions or through other means of growth, including internationally, will have an adverse impact on the Company.

 The factors noted above are not all inclusive. All of the factors should be considered carefully when reviewing the Company's current results and forward-looking statements.

           The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and selected financial data of the Company included elsewhere in this Annual Report on Form 10-K. (Amounts in millions, except share amounts, and where specifically noted.)

General

           The Company is one of the premier suppliers of products and services to the aerospace industry worldwide, including the provisioning of aircraft parts and components, and supply chain management services. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starters/generators.

           The loss incurred by the Company for the year ended January 31, 2003 principally was the result of non-cash charges taken by the Company, thus there was no effect upon the Company's liquidity. The Company continues to maintain a large cash position and a strong balance sheet. With some indices indicating that activity in the industry is down 20% or more over prior year levels, the Company believes that its results show that it continues to take market share from its competitors, especially from less financially stable competitors.

           Results for the three months and year ended January 31, 2003 continued to be adversely impacted by the poor state of the economy, and especially by the recession in the aerospace industry that began in late 2000 and increased after the terrorist acts that occurred on September 11, 2001. Recovery in the industry has been minimal, and overall business activity in the aerospace industry continues to be depressed, especially in the general aviation and commercial airline sectors. Flight training schools have significantly reduced their operations, and certain flight zones remain restricted for general aviation flights. Bankruptcies have and continue to occur in the industry. As a result of these events, during the quarter ended January 31, 2003, the Company re-assessed its reserves for uncollectible accounts receivable and took a $0.8 million charge to increase its allowance for doubtful accounts. The Company expects that the current level of reduced business activity in the industry will continue, and the timing of any recovery in the industry is uncertain. The Company continues to look for new sources of revenue, to control its costs, and expand its offering of products and services.

           During the quarter ended January 31, 2003 the Company, due to the loss incurred for the year, and in accordance with requirements of Statement of Financial Accounting Standards No. ("FAS") 109, "Accounting for Income Taxes", recorded a non-cash deferred income tax charge of $2.0 million to establish a full valuation allowance against its net deferred income tax assets. The establishment of the valuation allowance is not a reflection of the future or long-term profitability of the Company, and the Company expects that it will reverse in future years if financial results increase sufficiently to support the value of the assets.

           On July 24, 2002, the Company announced that it had entered into a multi-year contract with Gulfstream Aerospace Corporation for the provision of supply chain management services, effective July 1, 2002. Net sales from this contract favorably impacted results beginning in the quarter ended October 31, 2002.

           During the first quarter ended April 30, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". Pursuant to FAS 142, goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. Upon adoption of FAS 142, the Company was required to perform transitional impairment tests relating to its goodwill existing as of February 1, 2002, the date of adoption. As a result, upon adoption of FAS 142, the Company took a one-time, non-cash charge of $2,735, net of applicable income tax benefit of $922, or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows. The adoption of FAS 142 represented a change in accounting principle, and the cumulative effect, net of the applicable income tax benefit, has been shown on a separate line in the consolidated statements of operations.

Critical Accounting Policies

           The Company is required to provide additional disclosure and commentary on those accounting policies considered most critical. An accounting policy is deemed to be critical if it is important to the Company's financial condition and results, and requires judgment and estimates on the part of management in its application. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of judgments, estimates and assumptions to determine the measurement of revenues and expenses, and the realizable value of certain assets and liabilities. These estimates and assumptions are based upon the best information available at the time the estimates or assumptions are made. The estimates and assumptions could change significantly as conditions within and beyond management's control change. Therefore, actual results could differ significantly from the estimates. The most significant estimates made in preparing the Company's financial statements include revenue recognition, the determination of the allowance for doubtful trade receivables, the allowance for excess and obsolete inventories, deferred income tax asset valuations, the valuation of goodwill, and, in prior years, estimates made relating to discontinued operations, including the determination of the amount of gain or loss upon disposition. The following is a discussion of the critical accounting policies and the related judgments, estimates and assumptions utilized in preparing the Company's consolidated financial statements. A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Revenue Recognition

           The Company's net sales consist of sales of products and services, including parts and components, component overhaul and repair services, and supply chain management services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when overhauled and repaired items are completed and shipped back to the customer, or when supply chain management services have been provided to the customer. Shipping and handling fees billed to customers are included in net sales. The terms and nature of supply chain management services provided are stipulated in a long-term contract between the Company and the customer. In providing services where the Company distributes parts and components on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customers' inventory, net sales are recognized as a fee based on the sales value of the product shipped through the Company's facilities ("throughput"), and not the sales value of the product itself.

Allowance for Doubtful Accounts

           The allowance for doubtful trade receivables is established based on estimates of the amount of uncollectible trade receivables, utilizing financial formulas based principally upon historical experience, the credit worthiness of the customer, the age of the account, the estimated risk that the account can be collected, and specific identification. Collection of trade receivables is affected by aviation industry and market trends, overall economic trends and conditions, and customers' credit issues and financial condition. Changes in any of these factors may have a significant negative impact upon the estimated allowance, and the Company's financial performance.

Allowance for Excess and Obsolete Inventories

           Inventories generally consist of aircraft parts and components, and are valued at the lower of cost or market, using the first-in, first-out method. Provisions are made in each period for the estimated effect of excess and obsolete inventories based upon financial formulas that take into account quantities, costs, the age of the inventory on hand, historical and projected sales, and other inventory movements, adjusted for known or estimated factors such as new product lines and product return allowances. Actual excess and obsolete inventories may differ significantly from such estimates, and such differences could have a significant negative impact on the estimated allowance, and the Company's financial performance.

Goodwill

           Goodwill arises from the excess of the purchase price paid over the underlying fair value of assets acquired in transactions accounted for under the purchase method of accounting for business combinations. Goodwill was recognized upon First Aviation's acquisition of API's business in 1997 and upon the acquisition of Superior's distribution business in 2001. A significant amount of judgment is used to estimate the fair value of assets acquired and to allocate the purchase price to the underlying assets and liabilities, including the recognition of liabilities incurred directly as a result of the acquisition. Most of the assumptions and estimates utilized in this process were based upon known factors and exposures, historical information and management's experience.

Deferred Income Tax Assets

           The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are estimated using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. The realization of the assets is subject to estimates and judgments, and may change based upon a variety of factors, including future profitability of the Company and tax law changes. If an asset is not deemed more likely than not to be fully realizable, a valuation allowance must be established against all or part of the asset. In addition, FAS 109 requires the establishment of a valuation allowance under certain conditions.

Discontinued Operations

           Upon the sale or disposition of a subsidiary, management estimates what it believes to be costs to be incurred upon and after the sale or disposal of the subsidiary, including income taxes that relate directly to the sale or disposal transaction, or the operations of the former entity. Such estimates are subject to change, and the changes may be significant.

New Accounting Pronouncements

           During the year ended January 31, 2003, the Company adopted FAS
144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under FAS 144, an impairment loss must be recognized when the carrying amount of a long-lived asset exceeds its fair value. In the event that the carrying amounts of long-lived assets may be impaired, an assessment of recoverability must be performed. The assessment process consists of comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required. If this review process indicates that the asset will not be recoverable, the carrying value of the asset must be reduced to its estimated realizable value. The adoption of FAS 144 had no effect on the consolidated financial position of the Company.

Results of Operations

           The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent.


                                                                                          Year Ended January 31,
                                                                ------------------------ ------------------------ -----------------
                                                                          2003                     2002                     2001
                                                                ------------------------ ------------------------ -----------------

  Net sales                                                               100.0%                   100.0%                   100.0%
  Cost of sales                                                            81.8                     82.0                     81.0
  Gross profit                                                             18.2                     18.0                     19.0
  Selling, general and administrative expenses                             17.4                     16.0                     17.8
  Corporate expenses                                                        2.4                      2.5                      3.6
  Litigation (income)                                                       -                       (0.7)                     -
  Income (loss) from operations                                            (1.6)                     0.2                     (2.4)
  Interest income                                                           0.3                      0.6                      2.0
  Interest and other expenses                                              (0.1)                    (0.3)                    (0.6)
                                                                           (1.4)                     0.5                     (1.0)
  Income (loss) before income taxes
  (Provision) benefit for income taxes                                     (1.7)                    (0.2)                     0.4
  Income (loss) from continuing operations                                 (3.1)                     0.3                     (0.6)
  Income (loss) from discontinued operation                                 -                        -                       (1.9)
  Gain from dispositions of subsidiaries                                    -                        0.9                      0.6
  Cumulative effect of accounting change                                   (2.7)                     -                        -
     Net income (loss)                                                     (5.8)%                    1.2%                    (1.9)%


Year ended January 31, 2003 compared to year ended January 31, 2002

Net sales

           Net sales for the year ended January 31, 2003 decreased $4.0 million, or 3.7%, to $101.7 million from $105.7 million for the year ended January 31, 2002. Net sales decreased principally as a result of depressed economic and industry conditions, and continued additional security measures that especially affected the commercial airline and general aviation markets, including flight training schools. The result was significantly less flight activity and therefore less requirements for parts and components. In addition, as a result of economic and industry conditions, the Company previously had tightened its credit policies, and this further contributed to the decline in sales.
Price reductions by competitors seeking to maintain and/or regain market share have and are expected to continue to adversely affect the rate of growth and profit margins in the near term, as will adverse industry conditions. The majority of the decrease in sales occurred in the U.S. market, but continued weakness in Asia and Latin America, due to economic weakness in those areas, also negatively impacted sales. Canada and Europe experienced sales growth.

           Partially offsetting the decline in sales of parts and components was an increase in sales relating to supply chain management contracts, due to new customers and expanded service offerings. However, as these contracts often are based upon a fee relative to the services provided, the impact on sales is less than if the Company was selling the product itself. However, since the Company's investment in its personnel, facilities and systems are scalable, as services contracts increase throughput they will have the effect of decreasing the Company's overall per unit costs, and increasing efficiencies.

           The Company expects to continue to expand into new markets, especially internationally, add additional product lines, and invest in new product offerings. The Company also continues to seek new customers and opportunities in its supply chain management business.

Cost of sales

           Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs also are included in cost of sales. Costs of sales for the year ended January 31, 2003 decreased $3.4 million, or 3.9%, to $83.3 million from $86.7 million for the year ended January 31, 2002. The decrease in cost of sales is consistent with the decrease in net sales. In addition, the decrease in cost of sales was impacted by a shift in mix toward more supply chain management services contracts, which have a higher margin, as described below under Gross profit.

Gross profit

           Gross profit for the year ended January 31, 2003 decreased $0.5 million, or 2.9%, to $18.5 million from $19.0 million for the year ended January 31, 2002. Gross margin increased to 18.2% from 18.0%. The decline in gross profit was due principally to the decrease in net sales, due to the reasons described above under Net sales. Offsetting this decrease, which also was the reason for the increase in the gross margin, was an increase in gross profit from services contracts, which have a higher gross margin, as explained below.

           A significant portion of the costs relating to services contracts are indirect costs, including indirect personnel, warehouse and related, and systems, and these costs are included in selling, general and administrative expenses. Therefore, gross margins for services sales will be higher than for product sales. As net sales of services increase, the trend of increased gross profit and gross margin from the current year compared to the prior year will continue, along with smaller increases in selling, general and administrative expenses. For the year ended January 31, 2003, gross profit from services sales doubled that of the prior year.

           Services contracts are part of a continuum of product lines offered by the Company to its customers, and represent a growth opportunity for the Company. The Company considers its business to be distributing parts and components and providing services to manage and/or distribute its customers' parts and components.

Selling, general and administrative expenses

           Selling, general and administrative expenses for the year ended January 31, 2003 increased $0.8 million, or 4.5%, to $17.7 million from $16.9 million for the year ended January 31, 2002. The increase is due principally to increased charges for estimated bad debts, and an increase in indirect costs related to services contracts. As stated in Gross Profit, indirect costs relating to services sales are classified as part of selling, general and administrative expenses. As net sales from services increase, selling, general and administrative costs also will increase, though generally at a lower rate.

Corporate expenses

           Corporate expenses for the year ended January 31, 2003 decreased $0.2 million to $2.4 million from $2.6 million for the year ended January 31, 2002. The reduction was due principally to less personnel related costs.

Interest income and interest and other expenses

           Interest income of $0.3 million earned during the year ended January 31, 2003 was derived from investing the Company's cash in short term investments. The decrease from the $0.6 million earned during the year ended January 31, 2002, was due principally to the marked decrease in interest rates from fiscal year 2002 to fiscal year 2003. Interest and other expense of $0.1 million for the year ended January 31, 2003 decreased from $0.3 million for the year ended January 31, 2002, principally for the same reason.

(Provision) benefit for income taxes

           For the first three quarters of the fiscal year ended January 31, 2003, the Company's results showed pre-tax income before the cumulative effect of the accounting change. As a result of the pre-tax loss incurred by the Company in the fourth quarter, the Company incurred a pre-tax loss before the effect of the accounting change for the full fiscal year. After considering this loss, the Company had incurred a cumulative loss over the prior three years. This cumulative loss triggered certain provisions under FAS 109, that required the Company to re-evaluate its deferred income tax assets. As a result, the Company took a charge of $2.0 million to establish a valuation allowance against its deferred income tax assets since, under the provisions of FAS 109, a greater emphasis is placed on three-year cumulative losses as an indicator of the Company's ability to realize its deferred income tax assets than the potential for future income. The requirement to establish the valuation allowance is not an indication of management's evaluation of the Company's future or long-term profitability, performance or financial condition of the Company. The valuation allowance will be reversed in future years if financial results increase sufficiently to support the value of the assets. The difference between the effective rate for the year January 31, 2003 as compared to the statutory rate of 34% is due principally to changes in the valuation allowance.

Income (loss) from continuing operations before cumulative effect of accounting change

           For the year ended January 31, 2003 the Company incurred a loss of $3.2 million from continuing operations, compared to income of $0.3 million for the year ended January 31, 2002. The decrease in income principally was due to lower sales and gross profit, significant charges to increase the Company's allowance for bad debts, and the charge taken to establish a valuation allowance against the Company's deferred income tax assets.

Cumulative Effect of Accounting Change

           As previously described, during the year ended January 31, 2003, the Company adopted FAS 142 and recorded a net charge of $2.7 million upon adoption. There was no accounting change during the year ended January 31, 2002.

Net income (loss) and Net income (loss) per share

           The Company incurred a net loss of $5.9 million, or $0.82 per share for the year ended January 31, 2003, as compared to net income of $1.3 million, or $0.17 per share for the year ended January 31, 2002. The net loss and decrease in net income principally were due to the reasons described above.


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

Cost of sales

           Costs of sales for the year ended January 31, 2002 increased $7.7 million, or 9.7%, to $86.7 million from $79.0 million for the year ended January 31, 2001. The increase in cost of sales was due to the increase in net sales and the reasons described below under Gross profit.

Gross profit

           Gross profit for the year ended January 31, 2002 increased $0.5 million, or 2.6%, to $19.0 million from $18.5 million for the year ended January 31, 2001. Gross margin decreased to 18.0% from 19.0%. The decline in gross margin also was due to a combination of factors, including competitive pressures, changes in product mix to lower margin sales in the airline and Superior product lines, and an increase of $0.5 million in inventory reserves. The increase in inventory reserves was a result of the Company's normal review procedures.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the year ended January 31, 2002 decreased $0.5 million, or 2.9%, to $16.9 million from $17.4 million for the year ended January 31, 2001. The decrease is attributable to the Company's overall focus on profitability and controlling costs, and a reduction in personnel costs due to the industry slowdown following the terrorists attacks last September. Included in selling, general and administrative expenses for the year ended January 31, 2002 was a $0.1 million charge relating to a change in the Company's estimate of recording bad debts to a more conservative methodology.

Corporate expenses

           Corporate expenses for the year ended January 31, 2002 decreased $0.3 million to $2.6 million from $2.9 million for the year ended January 31, 2001. The reduction was due principally to reduced other legal costs.

Litigation (income) expense

           During the three months and year ended January 31, 2002 the Company settled its litigation against Gulf Insurance Company for a cash payment to the Company of approximately $1.0 million. The litigation had been ongoing for several years. The settlement, net of associated legal costs, has been reclassified out of corporate expenses and shown separately. Legal costs not associated with this litigation are classified in Corporate expenses. Prior year legal costs, relating to this matter were reclassified out of corporate expenses and shown separately as well.

Interest income and interest and other expenses

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

Gain from dispositions of subsidiaries

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

Net income (loss) per share

           No significant shares were repurchased during the year ended January 31, 2002. During the year ended January 31, 2001 the Company repurchased 1,023,398 shares of its common stock. The effect of these repurchases was to decrease the weighted average shares outstanding and increase the net loss per share by approximately $0.02 per share for the year ended January 31, 2001.

Liquidity and Capital Resources

           The Company's liquidity requirements arise principally from its working capital needs. In addition, the Company has liquidity requirements to fund capital expenditures to support its current operations, and facilitate growth and expansion. The Company funds its liquidity requirements with a combination of cash on hand, cash flows from operations, and from borrowings. The Company manages its cash and debt to minimize its interest expense.

           Cash and cash equivalents at any time may consist of a combination of demand deposits, money market or short-term, high-grade bond funds, and short-term certificates of deposit.

           The loss incurred by the Company for the year ended January 31, 2003 principally was the result of non-cash charges taken by the Company, thus there was no effect upon the Company's liquidity. The Company continues to maintain a large cash position and a strong balance sheet, which allowed us to pay the special cash dividend to stockholders in January.

           The Company's cash provided by (used in) operations for the years ended January 31, 2003, 2002 and 2001 was $3.4 million, $1.9 million, and $(14.1) million, respectively. Cash provided by operations for the year ended January 31, 2003 was positively impacted by reductions in receivables and inventory, offset partially by a reduction in accounts payable. The Company has been reducing its inventory levels since the third quarter of the prior fiscal year when the Company acquired the distribution business of Superior, and a significant amount of inventory. The Company is focused on managing its overall working capital. Cash used in investing activities for the years ended January 31, 2003, 2002 and 2001 was $(0.9) million, $(5.7) million, and $(3.0) million, respectively. Cash used in investing activities for the year ended January 31, 2002 includes $5.0 million related to the acquisition of Superior. Cash provided by (used in) financing activities for the years ended January 31, 2003, 2002 and 2001 was $(7.7) million, $3.1 million, and $(1.1) million, respectively. Cash used in investing activities for the year ended January 31, 2003 includes $7.3 million to pay stockholders a special cash dividend of $1.00 per share, and $0.5 million to pay down long-term debt and capital lease obligations. In the prior year the Company had borrowed cash to fund a portion of its acquisition of Superior.

           First Aviation's aggregate cash used for capital expenditures, excluding the acquisition of Superior, for the years ended January 31, 2003, 2002 and 2001 was $0.9 million, $0.7 million, and $3.0 million, respectively. The decrease over the three years is due to the discontinuance of NAC and AeroV, and less capital requirements as a result of heavy spending in prior years to upgrade the Company's systems and equipment to handle the Company's growth and expansion. For fiscal year 2004 the amount required for capital expenditures currently is expected to remain at approximately the same amount as for fiscal year 2003. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings.

           API has a $20 million revolving line of credit through a Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. Borrowings under the Facility were $14.5 million at January 31, 2003, at an interest rate of approximately 2.9%. An additional total of approximately $3.0 million was available to borrow under the Facility at January 31, 2003. During the quarter ended July 31, 2002, API extended the maturity date of the Facility to July 1, 2004 from July 1, 2003. The extension of the agreement was on the same terms and conditions as the prior Facility. As a result of the extension, borrowings under the Facility continue to be classified as long-term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

           On January 6, 2003, the Company announced that its Board of Directors, in light of the Company's cash position, had approved a special cash dividend of $1.00 per share. The dividend was paid on January 30, 2003. The total paid was $7.3 million. The Company previously had not declared nor paid any cash dividends or distributions on its common stock since its inception in 1997. At this time, the Company anticipates that all future earnings will be retained for use in the Company's business. Any payment of cash dividends in the future on the Company's common stock will be dependent upon the Company's financial condition, its results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any future debt obligations, as well as any other factors that the Board of Directors deems relevant.

           Based upon current and anticipated levels of operations, the Company believes that its cash on hand and cash flow from operations, combined with borrowings available under its line of credit, will be sufficient to meet its current and anticipated cash operating requirements through the year ending January 31, 2004, including scheduled interest payments, working capital needs, capital expenditures and subsidiary preferred dividend requirements.

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

           During the years ended January 31, 2002 and 2001, respectively, the Company repurchased 1,100 and 1,023,398 shares of its common stock. Common shares reacquired to date under the Company's share repurchase program totaled 2,024,498 shares at January 31, 2002, with an aggregate cost of approximately $10.7 million, or $5.29 per share. Approximately 94,000 shares still may be repurchased under this program.

           The Company acquired API's domestic distribution business from AMR Combs, Inc. ("AMR Combs") in 1997. In conjunction with this acquisition, AMR Combs purchased preferred stock of API, convertible into ten percent of the common stock of API as of the date of conversion, prior to any dilution
(the "Preferred Stock"). In addition, First Aviation, API and AMR Combs entered into a Stockholders Agreement. Pursuant to this agreement, API has the right to redeem the Preferred Stock at any time. Subject to certain terms and conditions, AMR Combs has the right to cause the Company to repurchase the Preferred Stock. The redemption price is equal to the fair market value of the Preferred Stock as determined by an independent appraisal. The Stockholders Agreement also contains certain other rights, including: (i) a right of first refusal on the part of First Aviation with respect to any proposed sale of the Preferred Stock; (ii) the right of First Aviation to require AMR Combs to participate, on a pro rata basis, with it in the sale of the capital stock of API to a third party; (iii) the right of

AMR Combs to elect to participate, on a pro rata basis, in the sale of the capital stock of API to a third party; and (iv) piggyback and demand registration rights granted to AMR Combs with respect to the Preferred Stock. The demand registration rights became exercisable in March 2000. If API has not previously closed an underwritten public offering of its common stock at the time AMR Combs elects to exercise its demand registration rights, API may elect to treat the demand as an exercise by AMR Combs of its put option with respect to the Preferred Stock. There are no plans to cause API to conduct a public offering of its securities.

           On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.

Inflation

           The Company does not believe that the relatively moderate levels of inflation that have been experienced in the United States have had a significant impact on its revenues or operations.


Item 7A.     Quantitative and Qualitative Disclosures about Market Risks

           The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from US dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains and losses have not been significant. Unrealized currency translation gains and losses are recognized as other comprehensive income or loss upon the translation of foreign subsidiaries' balance sheets to U.S. dollars. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.


                                    PART III



Item 10.    Directors and Executive Officers of the Registrant

           Information regarding the directors of First Aviation is set forth under the caption "Executive Officers and Directors" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, which is incorporated herein by reference. Information regarding compliance with Section 16 (a) of the Exchange Act is set forth under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, which also is incorporated herein by reference. The information required in this section regarding executive officers can be found under Item 4a., "Executive Officers of the Registrant".

Item 11.     Executive Compensation

           Information regarding compensation of the Company's directors and executive officers is set forth under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

           Information regarding share ownership by certain beneficial owners and the Company's directors and executive officers, and related stockholder matters is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", and "Equity Compensation Plan Information", in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions

           Information regarding certain relationships and related transactions of the Company is set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.


Item 14.     Controls and Procedures

      (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply judgment in evaluating disclosure controls and procedures.

           Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

      (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

                                     PART IV


Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)             Documents filed as part of this report:
(1) Financial Statements: See Index to Consolidated Financial Statements, which appears on Page F-1 hereof.
(2) Financial Statement Schedule II - Valuation and Qualifying Accounts, which appears on Page F-20 hereof. (All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.)
(3)             Exhibits

Exhibit
Number                           Description of Exhibit

3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-18647), as amended, filed on December 23, 1996, and incorporated herein by reference).

3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001, and incorporated herein by reference).

10.1 Form of Director Indemnification Agreement between the Company and each of its directors (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-18647), as amended, filed on December 23, 1996, and incorporated herein by reference).

10.2 Asset Purchase Agreement, dated November 25, 1996, by and between AMR Combs and API (filed as Exhibit 10.9 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on January 17, 1997, and incorporated herein by reference).

10.3 First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 10.14 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.4 First Aviation Services Inc. Employee Stock Purchase Plan (filed as Exhibit
     10.15 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.5 Amended and Restated Registration Rights Agreement, dated as of February 21, 1997, by and between the Company and FAS Inc. (filed as Exhibit 10.24 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.6 Sublease Agreement, dated as of December 31, 1996, between First Equity and the Company (filed as Exhibit 10.30 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.7 Amendment No. 1 to the First Aviation Services Inc. Stock Incentive Plan (filed on Form S-8 (No. 333-80125) on June 7, 1999, and incorporated herein by reference).

10.8 Commercial Revolving Loan and Security Agreement dated March 30, 2000 by and between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.9 Guaranty, dated as of March 30, 2000, between First Aviation Services Inc. and Hudson United Bank (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.10 Second Amendment to Commercial Revolving Loan and Security Agreement dated as of April 27, 2001 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001, and incorporated herein by reference).

10.11 Second Reaffirmation of Guaranty dated as of April 27, 2001 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as Exhibit
     10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001, and incorporated herein by reference).

10.12 Third Amendment to Commercial Revolving Loan and Security Agreement dated as of June 28, 2001 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001, and incorporated herein by reference).

10.13 Third Reaffirmation of Guaranty dated as of June 28, 2001 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as Exhibit
     10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001, and incorporated herein by reference).

10.14 Amendment No. 2 to the First Aviation Services Inc. Stock Incentive Plan (filed on Form S-8 (No. 333-25915) on September 20, 2001, and incorporated herein by reference).

10.15 Letter, effective February 1, 2002, by and between First Equity Development Inc. and its affiliates and First Aviation Services Inc. regarding pursuit of acquisition opportunities (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended January 31, 2002, and incorporated herein by reference).

10.16 Engagement Letter between First Equity Development Inc. and its affiliate, FED Securities Inc., and First Aviation Services Inc. effective February 1, 2002 (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended January 31, 2002, and incorporated herein by reference).

10.17 Fourth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2002 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002, and incorporated herein by reference).

10.18 Fourth Reaffirmation of Guaranty dated as of July 31, 2002 by First Aviation Services Inc. and in favor of Hudson United Bank. (filed as
     Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001, and incorporated herein by reference).

21.1* List of Subsidiaries.

23.1* Consent of Ernst & Young LLP, Independent Auditors.

99.1* Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section
     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section
     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *    Exhibit included herein.

(b) Reports on Form 8-K
                Current report on Form 8-K, dated January 7, 2003, announcing, under Item 5, the Company's payment of a special cash dividend of $1.00 per share, payable January 30, 2003 to shareholders of record on January 17, 2003.



                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2003.


                                      FIRST AVIATION SERVICES INC.



                                By:  /s/ Michael D. Davidson
                                    -------------------------
                                    Michael D. Davidson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


          Signature                                 Title                                                      Date




        /s/ Aaron P. Hollander                      Chairman of the Board                      April 29, 2003
        -------------------------------
        Aaron P. Hollander



        /s/ Michael C. Culver                       Chief Executive Officer and                April 29, 2003
        -------------------------------
        Michael C. Culver                           Director (Principal Executive Officer)



        /s/ Stanley J. Hill                         Director                                   April 29, 2003
        -------------------------------
        Stanley J. Hill




        /s/ Robert L. Kirk                          Director                                   April 29, 2003
        -------------------------------
        Robert L. Kirk



        /s/ Joseph J. Lhota                         Director                                   April 29, 2003
        -------------------------------
        Joseph J. Lhota

                                 CERTIFICATIONS


I, Michael C. Culver, certify that:

1. I have reviewed this annual report on Form 10-K of First Aviation Services Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

                         /s/  Michael C. Culver
                         ----------------------
                         Name:  Michael C. Culver
                         Title: Chief Executive Officer

I, Michael D. Davidson, certify that:

1. I have reviewed this annual report on Form 10-K of First Aviation Services Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     f) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

                            /s/ Michael D. Davidson
                            ------------------------
                            Name: Michael D. Davidson
                            Title: Chief Financial Officer

                                                                   Exhibit 21.1


                          FIRST AVIATION SERVICES INC.

                              LIST OF SUBSIDIARIES



NAME                                                                                        Place of Incorporation


Aerospace Products International Inc.                                                                     Delaware

Pieces D'Avion Produits, Ltee, (d/b/a Aircraft Parts International, Ltd.)                           Quebec, Canada

API Asia Pacific Inc.                                                                                     Delaware

API Logistics Services, Inc. (Inactive)                                                                   Delaware


                                                                  Exhibit 23.1






                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-25915) pertaining to the First Aviation Services Inc. Stock Incentive Plan, as amended, and (Form S-8 No. 33-25909) pertaining to the First Aviation Services Inc. Employee Stock Purchase Plan, of our report dated April 16, 2003 with respect to the consolidated financial statements and schedule of First Aviation Services Inc., included in the Annual Report (Form 10-K) for the year ended January 31, 2003.


                                                         /s/ Ernst & Young LLP


Stamford, Connecticut
April 23, 2003

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


CEO Certification. In connection with the Annual Report of First Aviation Services Inc. (the "Company") on Form 10-K for the year ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Culver, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael C. Culver
-------------------------------------
President and Chief Executive Officer
April 29, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
-------------------------------------------------------------------------------

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




CFO Certification. In connection with the Annual Report of First Aviation Services Inc. (the "Company") on Form 10-K for the year ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael D. Davidson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael D. Davidson
-----------------------
Chief Financial Officer
April 29, 2003

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                          First Aviation Services Inc.

                        Consolidated Financial Statements

               For the years ended January 31, 2003, 2002 and 2001




                   Index to Consolidated Financial Statements
Report of Independent Auditors.....................................................................F2

Consolidated Financial Statements:

Consolidated Balance Sheets........................................................................F3
Consolidated Statements of Operations..............................................................F4
Consolidated Statements of Stockholders' Equity....................................................F5
Consolidated Statements of Cash Flows..............................................................F6
Notes to Consolidated Financial Statements.....................................................F7-F19

Schedule II - Valuation and Qualifying Accounts...................................................F20




                                       F1

                         Report of Independent Auditors



The Board of Directors and Stockholders
First Aviation Services Inc.


We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. as of January 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective February 1, 2002.



                                                      /s/  Ernst & Young LLP



Stamford, Connecticut
April 16, 2003



                                       F2

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)



                                                                                         January 31,
Assets                                                                         2003                   2002
                                                                          ----------------       ----------------
Current assets:
     Cash and cash equivalents                                                   $ 26,013               $ 31,113
     Trade receivables, net                                                        12,978                 15,396
     Inventories, net                                                              20,617                 23,016
     Prepaid expenses and other                                                     1,794                  1,851
     Deferred and refundable income taxes                                               -                  1,212
                                                                          ----------------       ----------------

Total current assets                                                               61,402                 72,588

Plant and equipment, net                                                            3,639                  4,100
Goodwill, net                                                                           -                  3,856
                                                                          ----------------       ----------------

                                                                                 $ 65,041               $ 80,544
                                                                          ================       ================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                            $ 10,324               $ 11,464
     Accrued compensation and related expenses                                      1,060                  1,195
     Other accrued liabilities                                                      1,009                  1,553
     Income taxes payable                                                           1,009                  1,293
     Current obligations under capital leases                                           4                    180
                                                                          ----------------       ----------------

Total current liabilities                                                          13,406                 15,685

Long-term debt                                                                     14,500                 14,800
Minority interest in subsidiary                                                     1,041                  1,041
                                                                          ----------------       ----------------

Total liabilities                                                                  28,947                 31,526

Stockholders' equity
     Common stock, $0.01 par value, 25,000,000 shares authorized,                      91                     91
          9,135,699 shares issued, respectively
     Additional paid-in capital                                                    38,445                 38,516
     Retained earnings                                                              7,543                 20,728
    Accumulated other comprehensive loss                                              (96)                  (193)
                                                                          ----------------       ----------------

                                                                                   45,983                 59,142
     Less:  Treasury stock, at cost, 1,884,989 and 1,921,946                       (9,889)               (10,124)
          shares, respectively
                                                                          ----------------       ----------------
     Total stockholders' equity                                                    36,094                 49,018
                                                                          ----------------       ----------------

Total liabilities and stockholders' equity                                       $ 65,041               $ 80,544
                                                                          ================       ================


See accompanying notes.


                                       F3

                          First Aviation Services Inc.

                      Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                                                        Year ended January 31,
                                                                        ------------------------------------------------------
                                                                             2003               2002               2001
                                                                        ----------------  -----------------   ----------------
Net sales                                                                     $ 101,737          $ 105,696           $ 97,550
Cost of sales                                                                    83,264             86,680             79,007
                                                                        ----------------  -----------------   ----------------
Gross profit                                                                     18,473             19,016             18,543

Selling, general and administrative expenses                                     17,656             16,896             17,408
Corporate expenses                                                                2,394              2,628              2,934
Litigation (income) expense                                                           -               (735)               501
                                                                        ----------------  -----------------   ----------------
Income (loss) from operations                                                    (1,577)               227             (2,300)
Interest income                                                                     273                592              1,955
Interest and other expenses                                                         (67)              (291)              (538)
Minority interest in subsidiary                                                     (42)               (42)               (42)
                                                                        ----------------  -----------------   ----------------
Income (loss) before income taxes                                                (1,413)               486               (925)
(Provision) benefit for income taxes                                             (1,786)              (194)               349
                                                                        ----------------  -----------------   ----------------

Income (loss) from continuing operations before cumulative                       (3,199)               292               (576)
    effect of accounting change

Loss from discontinued operation                                                      -                  -             (1,847)
Gain from dispositions of subsidiaries                                                -                960                593
Cumulative effect of accounting change                                           (2,735)                 -                  -
                                                                        ----------------  -----------------   ----------------
Net income (loss)                                                              $ (5,934)           $ 1,252           $ (1,830)
                                                                        ================  =================   ================

Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Income (loss) from continuing operations before cumulative                      $ (0.44)            $ 0.04            $ (0.08)
    effect of accounting change
Income (loss) from discontinued operation                                             -                  -              (0.24)
Gain from dispositions of subsidiaries                                                -               0.13               0.08
Cumulative effect of accounting change                                            (0.38)                 -                  -
                                                                        ----------------  -----------------   ----------------
Basic net income (loss) per  share, and net income (loss) per                   $ (0.82)            $ 0.17            $ (0.24)
    share - assuming dilution
                                                                        ================  =================   ================

Weighted average shares outstanding - basic                                   7,224,532          7,197,941          7,720,520
                                                                        ================  =================   ================

Weighted average shares outstanding - assuming dilution                       7,224,532          7,208,725          7,720,520
                                                                        ================  =================   ================


See accompanying notes.




                                       F4

                          First Aviation Services Inc.

                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)




                                                                         Accumulated
                                     Common Stock   Additional           Other
                                 Number             Paid-in    Retained  Comprehensive             Treasury
                                of Shares   Amount  Capital    Earnings  Loss         Sub-Total    Stock        Total
                                ---------   ------  ---------  --------  ----------  -----------  -----------  ----------
Balances at January 31, 2000    8,133,997     $ 91   $ 38,615  $ 21,306         $ -   $ 60,012     $ (5,869)   $ 54,143

Shares issued to directors          1,702        -         10         -           -         10            -          10
Common shares repurchased      (1,023,398)       -          -         -           -          -       (4,834)     (4,834)
Proceeds from issuance
 of common stock from
 treasury, and shares
 issued under qualified
 plans and to directors
 from treasury                     72,403        -          -         -           -          -          343         343
Net loss                                -        -          -    (1,830)          -     (1,830)           -      (1,830)
                              -----------   ------  ---------  --------  ----------  ---------    ---------  ----------

Balances at January 31, 2001    7,184,704       91     38,625    19,476           -     58,192      (10,360)     47,832
                              -----------   ------  ---------  --------  ----------  ---------    ---------  ----------

Shares issued
 under qualified
 plans and to directors            30,149        -       (109)        -           -       (109)         241         132
Common shares repurchased          (1,100)       -          -         -           -          -           (5)         (5)
Other comprehensive loss                -        -          -         -        (193)      (193)           -        (193)
Net income                              -        -          -     1,252           -      1,252            -       1,252
                              -----------   ------  ---------  --------  ----------  ---------    ---------  ----------

Balances at January 31, 2002    7,213,753     $ 91   $ 38,516  $ 20,728      $ (193)  $ 59,142    $ (10,124)   $ 49,018
                              -----------   ------  ---------  --------  ----------  ---------    ---------  ----------

Exercise of stock options
 to purchase common shares         10,800        -          -         -           -          -           63          63
Shares issued under
 qualified plans
 and to directors                  26,157        -        (71)        -           -        (71)         172         101
Other comprehensive income              -        -          -         -          97         97                       97
Dividends paid                          -        -          -    (7,251)          -     (7,251)           -      (7,251)
    Net loss                            -        -          -    (5,934)          -     (5,934)           -      (5,934)
                              -----------   ------  ---------  --------  ----------  ---------    ---------  ----------
Balances at
 January 31, 2003               7,250,710     $ 91   $ 38,445   $ 7,543       $ (96)  $ 45,983     $ (9,889)   $ 36,094
                              ===========   ======  =========  ========  ==========  =========    =========  ==========

See accompanying notes.



                                       F5

                          First Aviation Services Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                              Year ended January 31,
                                                                -----------------------------------------------------
                                                                      2003              2002               2001
                                                                ----------------  ----------------   ----------------
Cash flows from operating activities
Net income (loss)                                                   $ (5,934)          $ 1,252           $ (1,830)

Adjustments to reconcile net income (loss)
 to net cash from operating activities
      - non cash expense (income):
     Depreciation and amortization                                     1,372             1,399              1,251
     Deferred income taxes                                             1,786                 -               (148)
     Compensation paid through issuance of stock                         104               112                 72
     Loss from discontinued operation                                      -                 -              1,117
     Gain from dispositions of subsidiaries                                -              (960)              (593)
     Cumulative effect of accounting change                            2,735                 -                  -
(Increase) decrease in working capital assets:
          Trade receivables                                            2,418               467             (2,050)
          Inventories                                                  2,399             1,708             (7,661)
          Prepaid expenses and other assets                              421               (73)            (1,662)
Increase (decrease) in working capital liabilities:
          Accounts payable                                            (1,140)           (2,032)             5,232
          Other accrued liabilities                                     (685)                -             (7,812)
          Income taxes payable                                           (87)                -                  -
                                                             ----------------  ----------------   ----------------
Net cash provided by (used in) operating activities                    3,389             1,873            (14,084)

Cash flows from investing activities
Purchases of plant and equipment
 and other assets - continuing operations                               (925)             (683)            (1,529)
Purchase of assets from
 Superior, including acquisition costs                                     -            (5,028)                 -
Purchases of plant and
 equipment - discontinued operations                                       -                 -             (1,494)

                                                             ----------------  ----------------   ----------------
Net cash used in investing activities                                   (925)           (5,711)            (3,023)

Cash flows from financing activities
Net borrowings (repayments) on long-term
 debt and capital lease obligations                                     (476)            3,076              3,411

Repurchases of common stock for treasury                                   -                (5)            (4,834)
Dividends paid                                                        (7,251)                -                  -
Other                                                                     60                25                281
                                                             ----------------  ----------------   ----------------
Net cash provided by
 (used in) financing activities                                       (7,667)            3,096             (1,142)

Effect of exchange rate changes
 on cash and cash equivalents                                            103                 -                  -
                                                             ----------------  ----------------   ----------------

Net change in cash and cash equivalents                             $ (5,100)           $ (742)         $ (18,249)
Cash and cash equivalents
 at the beginning of the year                                         31,113            31,855             50,104

                                                             ----------------  ----------------   ----------------
Cash and cash equivalents
 at the end of the year                                             $ 26,013          $ 31,113           $ 31,855
                                                             ================  ================   ================

Supplemental cash flow disclosures
Cash paid for:
     Interest                                                           $ 54             $ 130              $ 455
                                                             ================  ================   ================

     Income taxes (refunded) paid, net                                $ (322)           $ (748)           $ 4,196
                                                             ================  ================   ================

Acquisition of equipment through
 incurrence of capital lease obligation                                  $ -                 -              $ 315
                                                             ================  ================   ================

See accompanying notes.




                                       F6

                          First Aviation Services Inc.

                   Notes to Consolidated Financial Statements
                      (in thousands, except share amounts)

1.    Business and Basis of Presentation

First Aviation Services Inc. ("First Aviation"), through its wholly-owned subsidiaries, Aircraft Products International, Ltd., API Asia Pacific Inc., and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively the "Company"), is one of the premier suppliers of products and services to the aerospace industry worldwide, including the provisioning of aircraft parts and components, and supply chain management services. The Company also performs overhaul and repair services for brakes and starter/generators, and builds custom hose assemblies. The Company has its headquarters in Westport, Connecticut.

The accompanying consolidated financial statements include the accounts of First Aviation and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

First Aviation was formed in March 1995 to acquire the capital stock of National Airmotive Corporation ("NAC"). On March 5, 1997, the Company completed an initial public offering of its common stock. A portion of the proceeds was used to acquire API's business from AMR Combs, Inc. ("AMR Combs").

As described in Note 10, on August 10, 2001 the Company acquired the distribution business of Superior Air Parts, Inc. ("Superior"). As described in
Note 11, in prior years the Company sold NAC, and disposed of AeroV Inc. ("AeroV"), its former e-commerce subsidiary. Accordingly, NAC and AeroV have been accounted for as discontinued operations and their results of operations, cash flows and the net gain or loss on operations and on disposition have been condensed and reported separately in the accompanying consolidated financial statements. As described in Note 3, during the year the Company changed its accounting for goodwill and, accordingly, reported the net cumulative effect of the accounting change separately in the consolidated statements of operations.


2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and the differences may be significant.

Net Sales, Cost of Sales, and Trade Receivables

The Company's net sales consist of sales of products and services, including aircraft parts and components, component overhaul and repair services, and supply chain management services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when overhaul and repair services are completed and the item is shipped back to the customer, or when supply chain management services have been provided to the customer. Shipping and handling fees billed to customers are included in net sales. The terms and nature of supply chain management services provided are stipulated in a long-term contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide cost effective services to the customer. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customers' inventory, net sales generally are recognized as a fee based on the sales value of the product shipped through the Company's facilities, and not the sales value of the product itself.



                                       F7

Cost of sales consists of costs of inventory sold, costs to overhaul and repair parts and components, and direct costs of providing services.

Sales to unaffiliated foreign customers were approximately 18%, 17% and 13% of net sales for the years ended January 31, 2003, 2002 and 2001, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America, and Europe.

The Company provides credit in the form of trade accounts receivable to its customers. The Company generally does not require collateral to support domestic customer receivables. Receivables arising from export activities may be supported by foreign credit insurance. The Company performs ongoing credit evaluations of its customers and maintains allowances that management believes are adequate for potential credit losses. During the three months ended January 31, 2003, due to continued deteriorating economic conditions, especially in the aerospace industry, the Company recorded a charge of $804 to increase its allowance, for doubtful accounts. The allowance for doubtful accounts was $1,656 and $707, at January 31, 2003 and 2002, respectively.

Shipping and Handling Revenues and Costs

Fees billed to customers associated with shipping and handling activities are classified as revenue, and costs associated with shipping and handling are classified as part of cost of sales. Previously, shipping and handling costs were included in selling, general and administrative expenses. These costs have been reclassified to cost of sales for all periods presented.

Stock Based Compensation and Stock Options Issued to Employees

In lieu of cash, the Company's directors elect to receive their compensation in the form of the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the years ending January 31, 2003, 2002 and 2001 since all grants were issued at the fair market value of the Company's common stock at the date of grant.

The Company is required to disclose the fair value, as defined, of options granted to employees and the related compensation expense. The fair value of the stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, because the Company's employee stock options are not publicly traded, and have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


                                       F8

The fair value of each option issued was estimated at the date of grant using the following assumptions for the years ended January 31:


                                                            2003                     2002                   2001
                                                     -------------------      -------------------    -------------------
         Expected dividend yield                           0.0%                     0.0%                   0.0%
         Risk-free interest rate                           2.5%                     4.0%                   5.0%
         Expected volatility                              37.4%                    41.9%                  49.3%
         Expected life of option                           5.0 years                4.0 years              4.0 years
         Weighted-average fair value
          of options granted during the year           $  1.77                  $  1.64                $  2.24


Using the above noted assumptions and the weighted-average fair value of each option granted, the net income (loss) and earnings (loss) per share that would have been recorded was approximately $(6,229), $1,130 and $(2,072), or $(0.86), $0.16 and $(0.27) per share, for the years ended January 31, 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents at any time may consist of a combination of demand deposits, money market or short-term, high-grade bond funds, and short-term certificates of deposit.

Inventories

Inventories generally consist of aircraft parts and components and are stated at the lower of cost or market, using the first-in, first-out method. Provisions are made in each period for the estimated effect of obsolete and slow moving inventories. Actual obsolete and slow moving inventories may differ significantly from such estimates, and such differences could be material to the financial statements. The allowance for obsolete and slow moving inventory was $997 and $885, at January 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximate fair market value due to the short-term maturities of these assets and liabilities.

Plant and Equipment

Plant and equipment are stated at cost, less an allowance for depreciation. Additions and improvements that materially increase the productive capacity or extend the useful life of an asset are added to the cost of the asset. Expenditures for normal maintenance and repairs are charged to expense as incurred.

Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years. Leasehold improvements generally are amortized over the shorter of the estimated life of the improvement or the term of the related lease.

Goodwill

In prior years, goodwill consisted of the excess of the purchase price of API and Superior over the fair value of the net assets acquired. As described in
Note 3, all goodwill was written off during the three months ended April 30, 2002 upon the required adoption of an accounting change. Amortization expense was $65 and for the years ended January 31, 2002 and 2001, respectively. Accumulated amortization was $322 at January 31, 2002.




                                       F9

Long-Lived Assets

During the year ended January 31, 2003, the Company adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under FAS 144, an impairment loss must be recognized when the carrying amount of a long-lived asset exceeds its fair value. In the event that the carrying amounts of long-lived assets may be impaired, an assessment of recoverability must be performed. The assessment process consists of comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required. If this review process indicates that the asset will not be recoverable, the carrying value of the asset must be reduced to its estimated realizable value. The adoption of FAS 144 had no effect on the consolidated financial position of the Company. No asset impairments were recorded during the years ended January 31, 2003, 2002 and 2001.

Principal Suppliers

API has five suppliers of parts and components from which approximately 49%, 53% and 49% of its total purchases were made during the years ended January 31, 2003, 2002 and 2001, respectively. Accounts payable to these vendors totaled $2,531 and $3,956 at January 31, 2003 and 2002, respectively. An inability to maintain timely access to parts and components from these vendors on commercially reasonable terms would have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records valuation allowances against deferred tax assets as deemed necessary. As described in Note 7, during the three months ended January 31, 2003 the Company recorded a charge of $1,993 to establish a valuation allowance against its deferred tax assets.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss rose from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The decrease during the year ended January 31, 2003 was due to an increase in the value of the Canadian dollar relative to the US dollar, and less foreign exposure. Comprehensive income (loss) was ($5,837) and $1,059 for the years ended January 31, 2003 and 2002, respectively.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.


3.    Accounting Change

During the first quarter ended April 30, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets". Pursuant to FAS 142, goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. Upon adoption of FAS 142, the Company was required to perform transitional impairment tests relating to its goodwill and other intangibles existing as of February 1, 2002, the date of adoption. As a result, upon adoption of FAS 142, the Company took a one-time, non-cash charge of $2,735, net of applicable income tax benefit of $922, or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows.

The adoption of FAS 142 represented a change in accounting principle, and the cumulative effect, net of the applicable income tax benefit, has been shown on a separate line in the consolidated statements of operations. The effective rate of the income tax benefit on the charge was approximately 25%. The difference between the effective income tax rate and the statutory rate was due to differences in book and income tax bases of the assets.


                                       F10

4.    Plant and Equipment

Plant and equipment consist of the following:
                                                                                  January 31,
                                                                        2003                    2002
                                                                        ----                    ----
Machinery and equipment                                           $     2,025              $    1,759
Buildings and leasehold improvements                                    1,219                   1,183
Computer equipment, software, office
 furniture, fixtures and other office equipment                         5,681                   5,276
Construction-in-process                                                   184                      36
                                                                        9,109                   8,254

Less:  accumulated depreciation                                        (5,470)                 (4,154)
                                                                 $      3,639              $    4,100


Certain equipment has been pledged as collateral under capital leases.
Amortization of assets under capital leases is included in depreciation and amortization.


5.    Obligations Under Capital Leases and Long-Term Debt

                                                                                January 31,
                                                                       2003                    2002

Current obligations under capital leases                            $      4               $      180
                                                                    ========               ==========

Long-term debt - revolving line of credit                           $ 14,500               $   14,800
                                                                    ========               ==========


API has a $20,000 revolving line of credit through a Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. Borrowings under the Facility were $14,500 at January 31, 2003, at an interest rate of approximately 2.9%. An additional total of approximately $2,951 was available to borrow under the Facility at January 31, 2003. During the quarter ended July 31, 2002, API extended the maturity date of the Facility to July 1, 2004 from July 1, 2003. The extension of the agreement was on the same terms and conditions as the prior Facility. As a result of the extension, borrowings under the Facility continue to be classified as long-term. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rate is variable and resets frequently.

The Company leases certain equipment under leases that have been classified as capital leases. The obligations under the capital leases are recorded at the net present value of the future minimum lease payments. All such obligations are due within one year from the balance sheet date are therefore classified as current. Interest expense on the obligations is recorded as incurred.





                                       F11

6.    Stockholders' Equity

On January 6, 2003, The Company announced that its Board of Directors, in light of the Company's cash position, had approved a special cash dividend of $1.00 per share. The dividend was paid on January 30, 2003. The total paid was $7,251. The Company previously had not declared nor paid any cash dividends or distributions on its common stock since its inception in 1997.

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. With certain limitations, the plan allows for eligible employees to purchase stock through payroll deductions at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. The Company issued 3,640 and 4,697 shares from treasury stock to employees under the ESPP during the years ended January 31, 2003 and 2002, respectively. At January 31, 2003, 189,128 shares were available for purchase under the ESPP.

The Company also has a Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock grants and stock purchase rights. A total of 1,000,000 shares of common stock have been reserved for issuance under the Plan. Only employee stock options and shares issued to directors have been issued under the Plan.

All of the stock options vest ratably over two to five-year periods, beginning one year after the date of the grant, and expire ten years after issuance. Since the exercise price of all of the options granted during the years ended January 31, 2003, 2002 and 2001 was at or above the fair market value per share of the Company's common stock at the dates of grant, no compensation expense relating to stock options was recorded. At January 31, 2003, options for 759,000 shares had been issued under the Plan. The following table is a summary of activity related to stock options for the respective years ended January 31:


                                     2003                                2002                                 2001
                        --------------------------------    --------------------------------    ----------------------------------
                                            Weighted-                           Weighted-                            Weighted-
                           Number           Average            Number           Average            Number            Average
                             Of             Exercise           Of               Exercise           Of                Exercise
                          Options           Price              Options          Price              Options           Price
                        -------------     --------------    -------------     --------------    --------------     ---------------
Outstanding at
 beginning of year          389,000       $     5.36            375,500       $     6.16          252,500               $ 7.05

Granted                     220,000             4.82            198,500             4.36          180,500                 5.08

Exercised                   (10,800)             4.31                  -               -                 -                    -

Forfeited                         -             -              (185,000)            5.90          (57,500)                6.72
                        -------------     --------------    -------------     --------------    --------------     ---------------
Outstanding
 at end of year             598,200       $     5.18            389,000       $     5.36          375,500          $      6.16
                        =============     ==============    =============     ==============    ==============     ===============
Exercisable
 at end of year             258,864       $     5.14            155,249       $     6.57          132,000          $      7.94
                        =============     ==============    =============     ==============    ==============     ===============


The following table is a summary of information about stock options outstanding at January 31, 2003:

                                   Options Outstanding                                             Options Exercisable
---------------------------------------------------------------------------------------    ----------------------------------------
                                           Weighted-
      Range of        Number               Average                  Weighted-                                      Weighted-Actual
      Exercise        Of                   Remaining                Actual Average          Number of              Average Exercise
      Prices          Options              Contractual Life         Exercise Price          Options                Price
------------------  -----------------     ---------------------     ------------------     ----------------     -------------------
$  4.31 - 6.00       548,200                 8.1 years            $       4.74                 208,864        $        4.82
      10.00           50,000                 4.4 years                   10.00                  50,000                10.00
-----------------  ------------------     ---------------------     ------------------     ----------------     -------------------
$4.31 - $10.00       598,200                 7.8 years            $       5.18                 258,864        $        5.14
=================  ==================     =====================     ==================     ================     ===================


                                       F12

All of the Company's current directors elected to receive their compensation for the years ended January 31, 2003, 2002 and 2001 paid in the form of shares of the Company's common stock. The fair market value of the Company's common stock at the date of issuance was charged to expense with a corresponding decrease to treasury stock and additional paid-in capital. Such compensation expense totaled $104, $112 and $72, and the number of shares issued was 22,517, 25,452 and 13,713 for the years ended January 31, 2003, 2002 and 2001, respectively. A total of 85,304 shares have been issued to directors under the Plan.

At January 31, 2003, 155,696 shares were available to be issued under the Plan.

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

In conjunction with the API acquisition, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total adjusted proceeds to the Company were $1,041. This transaction has been accounted for as minority interest in subsidiary in the accompanying consolidated balance sheets. Dividends are payable on a quarterly basis on the Preferred Stock at an annual rate of $4.00 per share; accordingly, dividends of $42 were paid during each of the years ended January 31, 2003, 2002 and 2001, respectively, and have been reflected as minority interest in subsidiary in the accompanying consolidated statements of operations. The Preferred Stock is convertible into ten percent of the common stock of API as of the date of conversion, prior to any dilution to the Preferred Stock.

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

On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.




                                      F13

7.    Income Taxes

The provision (benefit) for income taxes on continuing operations is as follows:

                                                                              Year ended January 31,
                                                             ---------------------------------------------------------
                                                                  2003                 2002                2001
                                                             ----------------    -----------------    ----------------

  Current:
        Federal                                              $          -        $        236         $       (201)
        State                                                           -                 (42)                   -
                                                             ----------------    -----------------    ----------------
                                                                        -                 194                 (201)

  Deferred:
        Federal                                              $      1,760        $          -         $       (191)
        State                                                          26                   -                   43
                                                             ----------------    -----------------    ----------------
                                                                    1,786                   -                 (148)
                                                             ----------------    -----------------    ----------------

  Total provision (benefit)                                  $      1,786        $        194         $       (349)
                                                             ================    =================    ================


A reconciliation between the income tax provision (benefit) computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

                                                                               Year ended January 31,
                                                              ----------------------------------------------------------
                                                                    2003                2002                 2001
                                                              -----------------   -----------------    -----------------
Provision (benefit) at federal statutory rate                       (34.0)%              34.0%               (34.0)%
State tax provision (benefit), net of federal                        (1.8)               (7.9)                 3.1
Deferred tax valuation allowance                                    141.0                 -                    -
Non-deductible items                                                  3.0                13.8                 (6.8)
Prior year items                                                     18.2                 -                    -
                                                              -----------------   -----------------    -----------------
                                                                    126.4%               39.9%               (37.7)%
                                                              =================   =================    =================

Deferred tax assets result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:

                                                                                         January 31,
                                                                                2003                     2002
                                                                                ---                      ----
Financial statement accruals not currently
 deductible for income tax purposes, tax goodwill basis
 in excess of book, and net operating loss carryforwards                     $    1,993                  $ 1,264
                                                                                  1,993                    1,264
Valuation allowance                                                              (1,993)                       -
Net deferred income tax assets                                               $        -                  $ 1,264


For the first three quarters of the fiscal year ended January 31, 2003, the Company's results showed pre-tax income before the cumulative effect of the accounting change. As a result of the pre-tax loss incurred by the Company in the fourth quarter, the Company incurred a pre-tax loss before the effect of the accounting change for the full fiscal year. After considering this loss, the Company had incurred a cumulative loss over the prior three years. This cumulative loss triggered certain provisions under FAS 109, "Accounting for Income Taxes", that required the Company to re-evaluate its deferred income tax assets. As a result, the Company took a charge of $1,993 to establish a valuation allowance against its deferred income tax assets since, under the provisions of FAS 109, a greater emphasis is placed on three-year cumulative losses as an indicator of the Company's ability to realize its deferred income tax assets than the potential for future income. The valuation allowance will be reversed in future years if financial results increase sufficiently to support the net book value of the assets. The increase in the deferred tax asset is due principally to the benefit from the Company's write-off of its goodwill. Based upon a number of factors, including the nature of the temporary differences and the timing of their reversal, the Company believed that the utilization of the deferred tax benefit at January 31, 2002 was more likely than not; therefore, a valuation reserve was not provided in that year. The Company has net operating loss carryforwards totaling approximately $1,258 for federal income tax purposes. The carryforwards expire in 2021 and 2023.

                                       F14

8.    Employee Benefits Plan

API maintains a defined contribution savings plan, qualified under Section 401(k) of the Internal Revenue Code, that covers substantially all of its full-time employees. The savings plan allows employees to defer up to 15 percent of their salary, with the Company partially matching employee contributions. Employees vest in the Company contribution ratably over three years. The Company expensed $195, $171 and $143 related to the savings plan in the years ended January 31, 2003, 2002 and 2001, respectively. Employees do not have an option to invest in the Company's stock under the savings plan.


9.    Related Parties

Effective February 1, 2002 the Company, upon the authorization of the independent members of the Board of Directors, entered into a two-year advisory agreement with a related party and stockholder, First Equity Development Inc. ("First Equity"). The advisory agreement was a renewal of a prior agreement on substantially the same terms and conditions. Pursuant to the terms of this agreement, First Equity provides the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The Company pays First Equity a $30 monthly retainer, and reimburses First Equity for its out-of-pocket expenses. In addition, upon the successful completion of certain transactions, the Company will pay a fee to First Equity (the "Success Fee"). The amount of any Success Fee will be established by the independent members of the Board of Directors and will be dependent upon a variety of factors, including, but not limited to, the services to be provided, the size and the type of transaction. Up to one year's worth of retainer fees paid can be applied as a credit against any Success Fee, subject to certain limitations. During each of the years ended January 31, 2003 and 2001, respectively, the Company paid First Equity retainer fees of $360. During the year ended January 31, 2002 the Company paid First Equity retainer fees of $340, as First Equity voluntarily reduced the amount its retainer fees for the four months ended January 31, 2002. The aggregate total of retainer fees paid over the last three years was $1,060. The agreement can be terminated by either party upon 30-days written notice to the other party.

In 1997 the Company entered into a ten-year sublease with First Equity for office space. The sublease is cancelable upon six months notice by either party. The Company has the option of renewing the sublease for two additional five-year periods. Payments under the sublease totaled approximately $83, $91 and $95 for the years ended January 31, 2003, 2002 and 2001, respectively.

In addition, the Company paid an affiliate of First Equity approximately $37 per year in each of the years ended January 31, 2003 and 2002, respectively, for printing and mailing services, and reimbursed the affiliate for actual expenses incurred. The services may be cancelled at any time.


10.   Acquisition of Superior

On August 10, 2001 the Company completed the acquisition of the distribution business of Superior for $4,614 in cash. Pursuant to the terms of the acquisition, the Company acquired the distribution business of Superior, including four distribution centers, approximately $2,945 of inventory and equipment, and was named a worldwide distributor for Superior's product line of replacement parts for certain aircraft engines. The Company also entered into a five-year service agreement with Superior whereby the Company provides Superior with a variety of supply chain management services for a fee based on the scope of services provided. The purchase price was allocated to the assets acquired, principally inventory, based upon their relative fair values. The excess of the purchase price paid over the fair value of the assets acquired, approximately $2,242, was allocated to goodwill. In addition, the Company recorded approximately $573 of accruals to cover the estimated costs to complete the acquisition and execute its plan to close the four distribution centers and consolidate facilities. Approximately $386 of the accruals were paid prior to the year ended January 31, 2002. Substantially all of the remaining accruals were utilized during the year ending January 31, 2003.


                                       F15

The net incremental sales and gross profit from the Superior acquisition were not significant to consolidated results for the year ended January 31, 2002.


11. Loss from Discontinued Operation and Gain from Dispositions of Subsidiaries

Details of the loss from discontinued operation and gain from dispositions of subsidiaries, are as follows:

                                                                           Year ended January 31,
                                                   ------------------------------------------------------------------------
                                                           2003                     2002                      2001
                                                   ---------------------     --------------------     ---------------------
      Loss from discontinued operation - AeroV     $            -            $            -           $       (1,847)
                                                   =====================     ====================     =====================
      Gain from dispositions of subsidiaries:
             AeroV                                 $            -            $          191           $         (386)
             NAC                                                -                       769                      979
                                                   ---------------------     --------------------     ---------------------
                                                   $            -            $          960           $          593
                                                   =====================     ====================     =====================

AeroV

In February 2000 the Company established AeroV. The purpose of AeroV was to design a proprietary electronic procurement platform to enable electronic communication between the Internet and airlines' legacy systems, in order to reduce supply chain costs. In December 2000 the Board of Directors of the Company reassessed its strategic position with respect to AeroV, and approved a plan to sell or dispose AeroV. The net loss of $1,847 from the operations of AeroV for the year ended January 31, 2001, was net of a benefit for income taxes of $1,100, and included a pre-tax asset impairment charge of $1,245 to write-off the investment in AeroV. In addition, during the year ended January 31, 2001, the Company took a charge of $386, net of a benefit for income taxes of $199, to dispose of the operations of AeroV. AeroV had no significant sales during the year ended January 31, 2001.

In connection with the disposition of AeroV, the Company had accrued $660 pre-tax for certain transaction, legal and other costs directly relating to the disposition. During the year ended January 31, 2002, $306 was charged against the accruals and the Company reversed $298 of accruals no longer needed. This reversal, net of a provision for income taxes of $107, for a net credit of $191, was included in gain from dispositions of subsidiaries in the year ended January 31, 2002. At January 31, 2002, $56 of the accruals remained. The accruals were completely utilized during the year ended January 31, 2003.

NAC

On November 1, 1999, the Company consummated the sale of the stock of NAC to Rolls-Royce North America, Inc. ("RRNA") for $73,000 in cash, subject to adjustment, pursuant to a Stock Purchase Agreement between First Aviation Services Inc. and Rolls-Royce North America, Inc. dated as of September 9, 1999 (the "Agreement"). During the year ended January 31, 2001, the sales price was adjusted down to $70,950 to reflect a decrease in the net book value of the net assets sold. The difference was repaid to RRNA and had been accrued previously. NAC's operations included the repair and overhaul of gas turbine engines and accessories, and the remanufacturing of engine components and accessories.

Pursuant to the Agreement, RRNA acquired substantially all of the assets and assumed certain liabilities of NAC, excluding income tax liabilities, debt, amounts due to parent (First Aviation) and any contingent liabilities resulting from NAC's previous liquidation of its former qualified defined retirement benefit plan (the "NAC Plan").

The Company recorded a net gain from the disposition of NAC during the year ended January 31, 2000. Included in the net gain on disposition the Company accrued $3,700 for estimated transaction and other costs directly relating to the sale, excluding the estimated sales price adjustment. In addition, the Company accrued $600 for estimated liabilities under the NAC Plan, whose liquidation had been audited by the Pension Benefit Guarantee Corporation, and who had challenged the amount paid to liquidate the NAC Plan (collectively, the "Accruals").


                                       F16

First Aviation had been liable, without limitation, for any and all income taxes that might have been imposed upon NAC for all taxable periods ending on or prior to the date of sale.

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

On May 15, 2001, the Company and RRNA reached an agreement releasing the Company from any claim, cause of action or liability of any nature whatsoever which has arisen, or thereafter may arise from any covenant, negligence, representation, warranty, indemnity, transaction, failure, omission or communication under the Agreement, and the arbitration was discontinued. In addition, RRNA assumed any exposure from the liquidation of the NAC Plan.

During the year ended January 31, 2001, the Company paid $5,175 of estimated income tax liabilities that arose as a result of the sale. The $979 difference between the estimated income tax liabilities previously recorded and the actual income tax liabilities paid was included in gain from dispositions of subsidiaries in the year ended January 31, 2001. During the year ended January 31, 2002, the Company reversed $1,242 of the Accruals that were deemed unnecessary. The net credit of $769, after applicable income taxes of $473, was included in gain on dispositions of subsidiaries. At January 31, 2002, $57 of the Accruals remained relating to the sale of NAC. The Accruals were completely utilized during the year ended January 31, 2003.


12.   Net Income (Loss) per Share

The following sets forth the denominator used in the computation of basic earnings per share and earnings per share - assuming dilution.

                                                                      Years ended January 31,
                                                    -------------------------------------------------------------
                                                          2003                2002                   2001
                                                    -----------------   ------------------    -------------------
   Denominator for basic net income (loss)
    per share - weighted average shares                  7,224,532           7,197,941              7,720,520

   Effect of dilutive
    warrants and employee stock options                        N/A              10,784                    N/A
                                                    -----------------   ------------------    -------------------


   Denominator for net income (loss) per share
    - assuming dilution - adjusted weighted
    average shares and assumed conversions               7,224,532           7,208,725              7,720,520
                                                    =================   ==================    ===================


For the years ended January 31, 2003 and 2001, the denominator used in the calculation of loss per share from continuing operations - assuming dilution, was the same as the denominator used for basic loss per share because the effect of warrants and options would have been antidilutive.




                                       F17

13.   Commitments and Contingencies

Commitments

The Company leases certain warehouse facilities, equipment and office space. Certain of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain lease agreements also contain escalation clauses that are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of January 31, 2003 are as follows:

                  Year ending January 31, 2004                           $     758
                  Year ending January 31, 2005                                 741
                  Year ending January 31, 2006                                 604
                  Year ending January 31, 2007                                 632
                  Year ending January 31, 2008                                 636
                  Thereafter                                                 2,373
                                                                     -------------
                                                                         $   5,744
                                                                     =============


Future minimum rental payments for the years ended January 31, 2004 through January 31, 2006 are net of sublease income of $65. Rental expense under noncancelable operating leases amounted to $982, $918, and $830 for the years ended January 31, 2003, 2002 and 2001, respectively.

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

In the normal conduct of its business, the Company also is involved in various claims and lawsuits, none of which, in the opinion of the Company's management, will have a material adverse impact on the Company's consolidated financial position. The Company maintains what it believes is adequate liability and other insurance to protect it from such claims. However, depending on the amount and timing, unfavorable resolution of any of these matters could have a material effect on the Company's consolidated financial position, results of operations or cash flows in a particular period.

During the fourth quarter ended January 31, 2002, the Company settled litigation previously initiated against Gulf Insurance Company for a cash payment to the Company of $950. The income was shown separately net of associated legal expenses on the consolidated statements of operations for the year ended January 31, 2002.




                                       F18



14.   Quarterly Financial Information (unaudited)

                                                                       First           Second            Third      Fourth
Year ended January 31, 2003                                            Quarter         Quarter           Quarter    Quarter(1)
                                                                       --------        --------          --------   ----------
Net sales                                                           $    24,998    $   26,165        $   26,611    $   23,963

Gross profit                                                              4,674         4,924             5,131         3,744

Income (loss) before cumulative effect of accounting change                  78          (145)              121        (3,253)

Cumulative effect of accounting change                                   (2,735)            -                 -             -

Net income (loss)                                                        (2,657)         (145)              121        (3,253)

Basic income (loss) per share before
 cumulative effect of accounting change                             $      0.01     $   (0.02)        $    0.02    $    (0.45)
Basic and diluted net income (loss) per share                       $     (0.37)    $   (0.02)        $    0.02    $    (0.45)



(1) Fourth quarter results include the impact of a non-cash charge of $804 to increase the allowance for doubtful trade receivables, and a non-cash income tax charge $1,993 to establish a valuation allowance against the Company's deferred income tax assets. See Notes 2 and 7 for further explanation.


Year ended January 31, 2002
Net sales                                                               $25,571       $27,564           $26,953           $25,608

Gross profit                                                              4,636         4,904             4,722             4,754

Income (loss) from continuing operations                                     87            70              (490)              625

Net income (loss)                                                            87           777              (490)              878

Basic and diluted income (loss)
 per share from continuing operations                                     $0.01         $0.01            $(0.07)            $0.09
Basic and diluted net income (loss) per share                             $0.01         $0.11            $(0.07)            $0.12



                                      F19



Schedule II - Valuation and Qualifying Accounts


           First Aviation Services Inc. and Consolidated Subsidiaries
                             (amounts in thousands)

                                                   Balance at
                                                   beginning of                                       Balance as of
                                                   period              Additions         Deductions   end of period
                                                   -------------      ----------         ----------   -------------
Description:

Year ended January 31, 2001
   Allowance for doubtful accounts                    $ 820                243            116 (a)      $ 947
Year ended January 31, 2002
   Allowance for doubtful accounts                    $ 947                310            550 (a)      $ 707
Year ended January 31, 2003
   Allowance for doubtful accounts                    $ 707              1,302            353 (a)    $ 1,656



Year ended January 31, 2001
   Slow moving and obsolete inventory                 $ 414                  7             45 (b)      $ 376
Year ended January 31, 2002
   Slow moving and obsolete inventory                 $ 376              1,089            580 (b)      $ 885
Year ended January 31, 2003
   Slow moving and obsolete inventory                 $ 885                442            330 (b)      $ 997



(a) Write off of uncollectible accounts. (b) Write off of excess and obsolete inventory.





                                      F20