Form 10-Q
period 2003-06-13
FIRST AVIATION SERVICES INC
filed 2003-06-16
CIK 1025743

FORM 10Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003
                                                 --------------

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes __   No_X_


The number of shares outstanding of the registrant's common stock as of June 6, 2003 is 7,265,229 shares.

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information
                         ------------------------------

Item 1.  Financial Statements  (Unaudited):

         Consolidated Condensed Balance Sheets.................................3
         Consolidated Condensed Statements of Operations.......................4
         Consolidated Condensed Statements of Cash Flows.......................5
         Notes to Consolidated Condensed Financial Statements................6-7

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of
         Operations and Liquidity and Capital Resources.....................7-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risks..........11

Item 4.  Controls and Procedures..............................................11



                           Part II - Other Information
                           ---------------------------

Other Information..........................................................11-16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                                April 30,          January 31,
                                                                                  2003                 2003
                                                                              -----------          -----------
                                                                              (unaudited)               *
Assets
Current assets:
   Cash and cash equivalents                                                    $ 27,095             $ 26,013
   Trade receivables, net of allowance for doubtful                               12,666               12,978
    accounts of $1,767 and $1,656, respectively
   Inventory, net of allowance for obsolete and slow moving                       20,323               20,617
    inventory of $997, respectively
   Prepaid expenses and other                                                      2,220                1,794
                                                                              -----------          -----------

Total current assets                                                              62,304               61,402

Plant and equipment, net                                                           3,434                3,639
                                                                              -----------          -----------

                                                                                $ 65,738             $ 65,041
                                                                              ===========          ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                             $ 10,780             $ 10,324
   Accrued compensation and related expenses, and                                  1,883                2,073
    other accrued liabilities
   Income taxes payable                                                            1,136                1,009
                                                                              -----------          -----------

Total current liabilities                                                         13,799               13,406

   Revolving line of credit                                                       14,500               14,500
   Minority interest in subsidiary                                                 1,041                1,041
                                                                              -----------          -----------

Total liabilities                                                                 29,340               28,947

Stockholders' equity:

   Common stock, $0.01 par value, 25,000,000 shares authorized,                       91                   91
    9,135,699 shares issued, respectively
   Additional paid-in capital                                                     38,445               38,445
   Retained earnings                                                               7,663                7,543
   Accumulated other comprehensive income (loss)                                      84                  (96)
                                                                              -----------          -----------

                                                                                  46,283               45,983

   Less: Treasury stock, at cost, 1,884,329 and 1,884,989
    shares, respectively                                                          (9,885)              (9,889)
                                                                              -----------          -----------

Total stockholders' equity                                                        36,398               36,094
                                                                              -----------          -----------

Total liabilities and stockholders' equity                                      $ 65,738             $ 65,041
                                                                              ===========          ===========

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2003.


                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)




                                                                                    Three months ended
                                                                                          April 30,
                                                                                 2003                 2002
                                                                             ------------         ------------
Net sales                                                                    $    25,605          $    24,998
Cost of sales                                                                     20,731               20,324
                                                                             ------------         ------------

Gross profit                                                                       4,874                4,674
Selling, general and administrative expenses                                       4,266                4,014
Corporate expenses                                                                   490                  554
                                                                             ------------         ------------

Income from operations                                                               118                  106
Net interest income and other                                                         89                   32
Minority interest in subsidiary                                                      (10)                 (10)
                                                                             ------------         ------------

Income before income taxes                                                           197                  128
Provision for income taxes                                                           (77)                 (50)
                                                                             ------------         ------------

Income before cumulative effect of accounting change                                 120                   78

Cumulative effect of accounting change, net                                            -               (2,735)

                                                                             ------------         ------------
Net income (loss)                                                            $       120          $    (2,657)
                                                                             ============         ============


Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Income before cumulative effect of accounting change                         $      0.02          $      0.01

Cumulative effect of accounting change, net                                            -                (0.38)

                                                                             ------------         ------------

Basic net income (loss) per share, and net income (loss)
 per share - assuming dilution                                               $      0.02          $     (0.37)
                                                                             ============         ============

Weighted average shares outstanding - basic                                    7,251,355            7,214,107

                                                                             ============         ============

Weighted average shares outstanding - assuming dilution                        7,258,903            7,230,763

                                                                             ============         ============


See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                      Three months ended
                                                                                           April 30,
                                                                                  2003                 2002
                                                                               ----------            ---------
Cash flows from operating activities
Net income (loss)                                                               $    120             $ (2,657)
Adjustments to reconcile net income (loss) to net
 cash from operating activities - non-cash charges:
  Depreciation and amortization                                                      339                  334
  Compensation paid through issuance of stock                                          4                   19
  Cumulative effect of accounting change, net                                          -                2,735
 (Increase) decrease in current assets:
  Trade receivables                                                                  395                1,243
  Inventory                                                                          368                1,285
  Prepaid and other                                                                 (417)                (254)
Increase (decrease) in current liabilities:
  Accounts payable                                                                   447                  (70)
  Accrued compensation and related expenses, and other accrued liabilities          (151)                (809)
  Income taxes payable                                                                75                   31
                                                                               ----------            ---------

Net cash provided by operating activities                                          1,180                1,857

Cash flows from investing activities
Purchases of plant and equipment                                                    (127)                (465)
                                                                               ----------            ---------

Net cash used in investing activities                                               (127)                (465)

Cash flows from financing activities
Net borrowings (repayments) on revolving line of credit                                -                 (300)
Principal payments on capital lease obligations and other                             (6)                 (58)
                                                                               ----------            ---------

Net cash used in financing activities                                                 (6)                (358)
                                                                               ----------            ---------

Net increase in cash and cash equivalents                                          1,047                1,034

Effect of exchange rates on cash                                                      35                    -

Cash and cash equivalents at beginning of period                                  26,013               31,113
                                                                               ----------            ---------

Cash and cash equivalents at end of period                                      $ 27,095             $ 32,147
                                                                               ==========            =========

Supplemental cash flow disclosures:
  Interest paid                                                                 $     13             $     17
  Income taxes paid                                                             $      -             $     75


See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                 April 30, 2003

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. and API Asia Pacific Inc. (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the premier suppliers of products and services to the aerospace industry worldwide, including aircraft parts and components supply services, and supply chain management services. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starter/generators. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2003. Certain amounts in the consolidated condensed financial statements have been reclassified to conform to the current year's presentation.


2.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the denominator used in the computation of net income
(loss) per share - assuming dilution:


                                                          Three months ended
                                                               April 30,
                                                          2003            2002
                                                       ---------       ---------
Denominator:
 Denominator for basic net income (loss)
  per share - weighted average shares                  7,251,355       7,214,107

 Effect of dilutive employee stock options                 7,548          16,656
                                                       ---------       ---------

 Denominator for net income (loss) per
  share - assuming dilution, adjusted weighted
  average shares and assumed dilutions                 7,258,903       7,230,763
                                                       =========       =========


3.  Stock Options Issued to Employees

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the three months ending April 30, 2003 and 2002 since all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

The fair value of each option issued was estimated at the date of grant using the following assumptions for the three months ended April 30:


                                                      2003              2002
                                                  ------------      ------------

   Expected dividend yield                           0.0%              0.0%

   Risk-free interest rate                           2.0%              2.5%

   Expected volatility                              37.8%             37.4%

   Expected life of option                           5.0 years         5.0 years

   Weighted-average fair value of
      options granted during the year             $ 0.99            $ 1.77

Using the above noted assumptions and the weighted-average fair value of each option granted, the net income (loss) and earnings (loss) per share that would have been recorded was approximately $90, and $(2,697), or $0.01 and $(0.37) per share, for the three months ended April 30, 2003 and 2002, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

Safe Harbor Statement Under the Private Securities Litigation Reform of Act
1995.

Certain statements discussed in Item 2, "Management's Discussion and
Analysis of Financial Condition and Results of Operations", Item 3, "Quantitative and Qualitative Disclosures about Market Risks", Item 1 of Part II, "Legal Proceedings" and elsewhere in this this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, at a minimum, the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2003. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions, or circumstances on the which the forward-looking statement is based.

General

The Company is one of the premier suppliers of products and services to the aerospace industry worldwide, including aircraft parts and components supply services, and supply chain management services. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starters/generators.

The Company's executive offices are located at 15 Riverside Avenue in Westport, Connecticut, 06880. Further information about the Company and its subsidiaries can be found on the worldwide web at www.favs.com. The Company can be reached via e-mail at first@firstaviation.com.

Results of Operations

Net Sales

The Company's net sales consist of sales of products and services, including parts and components, supply chain management services, and component overhaul and repair services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when supply chain management services have been provided to the customer, or when overhauled and repaired items are completed and shipped back to the customer. Shipping and handling billed to customers are included in net sales. The terms and nature of supply chain management services are stipulated in a long-term contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide the services at less cost to the customer. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customers' inventory, net sales generally are recognized as a fee based on the sales value of the product shipped through the Company's facilities, and not the sales value of the product itself.

Net sales for the three months ended April 30, 2003 increased $0.6 million, or 2.4%, to $25.6 million from $25.0 million for the three months ended April 30, 2002. During the three months ended April 30, 2003 net sales of general aviation parts and components increased compared to the comparable period of the prior year, although adverse weather in many parts of the U.S. depressed general aviation flying activity, and subsequently reduced demand for parts and components. The increase in general aviation net sales was offset by a significant decline in sales to the airline sector. As a result of industry conditions, the Company previously had tightened its credit policies. This credit policy change continues to negatively impact net sales, especially in the airline sector. Overall, the increase in net sales compared to the prior year can be attributed principally to an increase in sales from services contracts.

On a geographic basis, domestic net sales increased slightly compared to the same period of the prior year, while sales in Canada, Europe and Asia increased as a result of new initiatives and increased focus in these areas. Sales in Latin America continue to be depressed as a result of local and regional economic conditions, which are much worse than those within the United States. These conditions resulted in a significant decline in net sales in the current year compared to the prior year.

Cost of Sales

Cost of sales consists of costs of inventory sold and direct costs of providing services. Direct costs of providing services consist principally of personnel related costs.

Cost of sales for the three months ended April 30, 2003 increased $0.4 million, or 2.0%, to $20.7 million from $20.3 million for the three months ended April 30, 2002. As a percentage of net sales, cost of sales decreased to 81.0% from 81.3% for the comparable period of the prior year. Cost of sales for the three months ended April 30, 2003 increased compared to the prior year principally due to the increase in net sales. The decrease in the percentage of cost of sales compared to net sales was due to a shift in mix toward more supply chain management services contracts, which have a higher margin.

Gross Profit

Gross profit for the three months ended April 30, 2003 increased $0.2 million, or 4.3%, to $4.9 million from $4.7 million for the three months ended April 30, 2002. Gross profit as a percentage of net sales increased to 19.0% for the three months ended April 30, 2003, from 18.7% for the three months ended April 30, 2002. Gross profit for the three months ended April 30, 2003 increased compared to the prior year principally due to increased sales relating to services contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 30, 2003 increased $0.3 million, or 6.3%, to $4.3 million from $4.0 million for the three months ended April 30, 2002. The increase is due to increases in indirect costs related to new services contracts, and increases in insurance costs and other new business related costs.

Corporate Expenses

Corporate expenses for the three months ended April 30, 2003 decreased $0.1 million, or 11.6%, to $0.5 million, from $0.6 million incurred during the three months ended April 30, 2002. The decrease was due to management's focus on controlling costs, and the timing of certain expenses compared to the prior year, offset by increases in insurance costs.

Net Interest Income and Other

Net interest income and other for the three months ended April 30, 2003 increased from the three months ended April 30, 2002, due to better rates of return received on the Company's investments, and foreign exchange income on cash transfers, due to more favorable exchange rates on the Canadian dollar than in the prior year.

Provision for Income Taxes

The effective income tax rate for the three months ended April 30, 2003 was 39%. Management will evaluate the Company's income tax position as the year progresses and expects to adjust the rate as necessary. The effective income tax rate for the three months ended April 30, 2002 was 39%.

Income before Cumulative Effect of Accounting Change

For the three months ended April 30, 2003 the Company earned $120, or $0.02 per share, compared to income of $78, or $0.01 per share, for the three months ended April 30, 2002. The increase in income principally was due to a combination of an increase in gross profit resulting from sales from services contracts, significantly lower corporate expenses compared to the prior year, and higher net interest income and other, offset partially by increased selling, general and administrative costs to service the services contracts.

Net Income (Loss) and Net Income (Loss) per Share

The Company earned $0.1 million, or $0.02 per share for the three months ended April 30, 2003, compared to a net loss of $2.7 million, or $0.37 per share for the three months ended April 30, 2002. The increase in net income was due to the reasons described in the preceding sections. The net loss in the prior year was due to the cumulative effect of a change in accounting.

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

For the three months ended April 30, 2003 the Company generated $1.2 million of cash from operating activities, compared to $1.9 million for the three months ended April 30, 2002. The decrease in cash generated in the current year compared to the comparable period of the prior year was due to less collections on receivables, due to lower receivable balances in the current year compared to the prior year, and less cash generated from inventory reductions during the current year compared to the prior year, as inventory levels previously were reduced to more optimal levels. The Company continues to focus on managing its overall working capital. Cash used in investing activities was $0.1 million and $0.5 million during the three months ended April 30, 2003 and 2002, respectively. The Company expects that its aggregate capital expenditure requirements for the year ending January 31, 2004 will range from approximately $0.7 million to $1.0 million. Net cash used in financing activities during the three months ended April 30, 2003 was $-0- million, compared to cash used of $0.4 million for the three months ended April 30, 2002. In the prior year the Company utilized cash provided from operations to reduce a portion of its outstanding debt.

API has a $20 million Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. Borrowings under the Facility totaled $14.5 million at April 30, 2003, at an interest rate of approximately 2.8%. Approximately $2.4 million was available under the Facility at April 30, 2003. The Facility expires July 1, 2004; therefore, borrowings under the Facility are classified as long term.

On January 6, 2003, the Company announced that its Board of Directors, in light of the Company's cash position, had approved a special cash dividend of $1.00 per share. The dividend was paid on January 30, 2003. The total paid to the stockholders was $7.3 million. The Company previously had not declared nor paid any cash dividends or distributions on its common stock since its inception in 1997. At this time, the Company anticipates that all future earnings will be retained for use in the Company's business. Any payment of cash dividends in the future on the Company's common stock will be dependent upon the Company's financial condition, its results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any future debt obligations, as well as any other factors that the Board of Directors deems relevant.

In conjunction with the Company's acquisition of API in 1997, AMR Combs, Inc. ("AMR Combs") purchased 10,407 shares of API Series A Convertible Preferred Stock, $0.001 par value, with annual dividends of $4.00 per share, payable quarterly (the "Convertible Preferred Stock"). API has the right to redeem the Convertible Preferred Stock at any time. AMR Combs has the right to cause API to repurchase the Convertible Preferred Stock. The Company has, under certain circumstances, the ability to defer AMR Combs' ability to cause API to repurchase the Convertible Preferred Stock. The redemption price is equal to the fair market value of the Convertible Preferred Stock as determined by an independent appraisal.

On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.

Based upon current and anticipated levels of operations, the Company believes that cash flow from operations, combined with cash on hand, and the availability under the Facility, will be sufficient to meet its current and anticipated operating cash requirements for the foreseeable future, including scheduled interest and principal payments, capital expenditures, minority interest requirements, working capital needs, and cash required for acquisitions that the Company may pursue.


Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. Foreign currency transaction exposure arises principally from the transfer of foreign currency to and/or from US dollars from one subsidiary to another within the FAvS group, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings. They have not been significant. Unrealized currency translation gains and losses are recognized as other comprehensive income or loss upon translation of foreign subsidiaries' balance sheets to U.S. dollars. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency.

Item 4. Controls and Procedures
-------------------------------

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


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
-------------------------

On June 28, 2000, a lawsuit was filed against API by SMR Technologies, Inc. and BE Aerospace, Inc. in the U.S. District Court for the Western District of Tennessee, Western Division at Memphis, alleging breach of a distribution agreement, and seeking damages of approximately $1.1 million. API filed an answer with a counterclaim for approximately $500,000. After partial discovery and various procedural matters, the plaintiffs filed an amended complaint in April 2003 alleging damages of $13.1 million, and API filed an answer later that month. The Company believes that the plaintiffs' allegations lack merit, and API intends to defend the action vigorously.

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

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

NONE

Item 3. Defaults Upon Senior Securities
---------------------------------------

NONE

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on June 10, 2003, in Memphis, Tennessee, for the purpose of (i) electing two Class I Directors for a term to expire at the Annual Meeting of Stockholders in the year 2006, (ii) ratifying the appointment of Ernst & Young LLP, as independent auditors for the year ending January 31, 2004 and (iii) to approve an amendment to the First Aviation Services Inc. Stock Incentive Plan. Proxies were solicited from holders of 7,251,370 outstanding shares of Common Stock as of the close of business on May 9, 2003, as described in the Company's Proxy Statement dated May 15, 2003. Stanley J. Hill and Aaron P. Hollander, both of management's nominees for directors, were elected, the appointment of Ernst & Young LLP was ratified, and the proposed amendment to the First Aviation Services Inc. Stock Incentive Plan was approved by the following votes:

  (1) To elect two directors for a three-year term to expire at the Annual Meeting of Shareholders in the year 2006.

                                    Votes            Votes              Broker
       Name                          FOR            WITHHELD          Non-votes
       ----                          ---            --------          ---------

       Stanley J. Hill            4,965,927          78,150              -0-
       Aaron P. Hollander         4,965,927          78,150              -0-
       Nelson Obus                2,160,944             -0-              -0-

       Michael C. Culver, Robert L. Kirk, and Joseph J. Lhota continue to serve as directors of the Company after the Annual Meeting of Stockholders.

  (2) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 31, 2004.

                    Votes           Votes            Votes              Broker
                     FOR           AGAINST         ABSTAINED          Non-votes
                     ---           -------         ---------          ---------
                  7,201,421          3,100            500                -0-

  (3) To approve the proposed amendment to the First Aviation Services Inc. Stock Incentive Plan.

                    Votes           Votes            Votes              Broker
                     FOR           AGAINST         ABSTAINED          Non-votes
                     ---           -------         ---------          ---------
                  4,848,447        138,230         2,218,344             -0-

Item 5. Other Information
-------------------------

NONE

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits.

   99.1   Certification by the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

   99.2   Certification by the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

(b) Reports on Form 8-K.

    Current report on Form 8-K, dated June 3, 2003, announcing, under Item 9, the Company's first quarter results for the period ended April 30, 2003.

    Current report on Form 8-K, dated May 1, 2003, announcing, under Item 9, the Company's fourth quarter and full year results for the period ended January 31, 2003.


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

                                    First Aviation Services Inc.
                                    ----------------------------
                                            (Registrant)


Date: June 16, 2003                 __/s/_Michael_C._Culver_____________________
                                    Michael C. Culver,
                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)


Date: June 16, 2003                 __/s/_Michael_D._Davidson___________________
                                    Michael D. Davidson,
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

                                    __/s/_Michael_C._Culver_____________________
                                    Name:  Michael C. Culver
                                    Title: Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

                                    __/s/_Michael_D._Davidson___________________
                                    Name:  Michael D. Davidson
                                    Title: Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


CEO Certification. In connection with the Quarterly Report of First Aviation Services Inc. (the "Company") on Form 10-Q for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Culver, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael C. Culver
President and Chief Executive Officer
June 16, 2003

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
--------------------------------------------------------------------------------


                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




CFO Certification. In connection with the Quarterly Report of First Aviation Services Inc. (the "Company") on Form 10-Q for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael D. Davidson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael D. Davidson
Chief Financial Officer
June 16, 2003

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.