Form 10-Q
period 2003-09-10
FIRST AVIATION SERVICES INC
filed 2003-09-12
CIK 1025743

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

                  For the quarterly period ended July 31, 2003
                                                 -------------

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

                                 (203) 291-3300
                          (Issuer's telephone number)

        -----------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X
                                              --


The number of shares outstanding of the registrant's common stock as of September 8, 2003 is 7,266,980 shares.





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

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations,
         Liquidity and Capital Resources, and Contractual Obligations..........................................9-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.............................................13

Item 4.  Controls and Procedures.................................................................................13



                           Part II - Other Information

Other Information.............................................................................................13-20


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                                July 31,        January 31,
                                                                                  2003             2003
                                                                            --------------    --------------
                                                                              (unaudited)            *
Assets
Current assets:
      Cash and cash equivalents                                                  $ 27,882          $ 26,013
      Trade receivables, net of allowance for doubtful
         accounts of $1,680 and $1,656, respectively                               12,506            13,454
      Inventory, net of allowance for obsolete and slow moving
         inventory of $997 and $997, respectively                                  19,631            20,617
      Prepaid expenses and other                                                    1,369             1,318
                                                                            --------------    --------------

Total current assets                                                               61,388            61,402

Plant and equipment, net                                                            3,231             3,639
                                                                            --------------    --------------

                                                                                 $ 64,619          $ 65,041
                                                                            ==============    ==============

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                            $ 9,644          $ 10,324
      Accrued compensation and related expenses, and                                2,111             2,073
          other accrued liabilities
      Income taxes payable                                                          1,044             1,009
                                                                            --------------    --------------

Total current liabilities                                                          12,799            13,406

      Revolving line of credit                                                     14,500            14,500
      Minority interest in subsidiary                                               1,041             1,041
                                                                            --------------    --------------

Total liabilities                                                                  28,340            28,947

Stockholders' equity:

      Common stock, $0.01 par value, 25,000,000 shares authorized,                     91                91
          9,135,699 shares issued, respectively
      Additional paid-in capital                                                   38,412            38,445
      Retained earnings                                                             7,444             7,543
      Accumulated other comprehensive income (loss)                                   126               (96)
                                                                            --------------    --------------

                                                                                   46,073            45,983
      Less:  Treasury stock, at cost, 1,868,719 and 1,884,989                      (9,794)           (9,889)
          shares, respectively
                                                                            --------------    --------------

Total stockholders' equity                                                         36,279            36,094
                                                                            --------------    --------------

Total liabilities and stockholders' equity                                       $ 64,619          $ 65,041
                                                                            ==============    ==============

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2003.


                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                                   Three months ended
                                                                                        July 31,
                                                                                 2003              2002
                                                                             --------------    --------------
Net sales                                                                         $ 25,278          $ 26,165
Cost of sales                                                                       20,471            21,241
                                                                             --------------    --------------

Gross profit                                                                         4,807             4,924
Selling, general and administrative expenses                                         4,323             4,540
Corporate expenses                                                                     748               679
                                                                             --------------    --------------

Loss from operations                                                                  (264)             (295)
Net interest income (expense) and other                                                 (1)               68
Minority interest in subsidiary                                                        (10)              (11)
                                                                             --------------    --------------

Loss before income taxes                                                              (275)             (238)
Benefit for income taxes                                                                55                93
                                                                             --------------    --------------

Net loss                                                                            $ (220)           $ (145)
                                                                             ==============    ==============

Basic net loss per share, and net loss
     per share - assuming dilution:

Basic net loss per share, and net loss
     per share - assuming dilution                                                 $ (0.03)          $ (0.02)
                                                                             ==============    ==============

Weighted average shares outstanding - basic                                      7,261,145         7,219,300
                                                                             ==============    ==============

Weighted average shares outstanding - assuming dilution                          7,261,145         7,219,300
                                                                             ==============    ==============


See accompanying notes.


                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                                    Six months ended
                                                                                        July 31,
                                                                                 2003              2002
                                                                             --------------    --------------
Net sales                                                                         $ 50,883          $ 51,164
Cost of sales                                                                       41,201            41,566
                                                                             --------------    --------------

Gross profit                                                                         9,682             9,598
Selling, general and administrative expenses                                         8,589             8,553
Corporate expenses                                                                   1,238             1,233
                                                                             --------------    --------------

Loss from operations                                                                  (145)             (188)
Net interest income and other                                                           89                99
Minority interest in subsidiary                                                        (21)              (21)
                                                                             --------------    --------------

Loss before income taxes                                                               (77)             (110)
Benefit (provision) for income taxes                                                   (22)               43
                                                                             --------------    --------------

Loss before cumulative effect of accounting change                                     (99)              (67)

Cumulative effect of accounting change, net                                              -            (2,735)
                                                                             --------------    --------------
Net loss                                                                             $ (99)         $ (2,802)
                                                                             ==============    ==============


Basic net loss per share, and net loss
     per share - assuming dilution:

Loss before cumulative effect of accounting change                                 $ (0.01)          $ (0.01)

Cumulative effect of accounting change, net                                              -             (0.38)
                                                                             --------------    --------------

Basic net loss per share, and net loss
     per share - assuming dilution                                                 $ (0.01)          $ (0.39)
                                                                             ==============    ==============

Weighted average shares outstanding - basic                                      7,256,331         7,216,747
                                                                             ==============    ==============

Weighted average shares outstanding - assuming dilution                          7,256,331         7,216,747
                                                                             ==============    ==============


See accompanying notes.


                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                                          Six months ended
                                                                                              July 31,
                                                                                        2003            2002
                                                                                     -----------     -----------
Cash flows from operating activities
Net loss                                                                                  $ (99)       $ (2,802)
Adjustments to reconcile net loss to net
     cash from operating activities - non-cash charges:
      Depreciation and amortization                                                         606             670
      Compensation paid through issuance of stock                                            60              38
      Cumulative effect of accounting change, net                                             -           2,735
(Increase) decrease in current assets:
      Trade receivables                                                                   1,051           1,185
      Inventory                                                                           1,090           1,877
      Prepaid and other                                                                     (31)           (535)
Increase (decrease) in current liabilities:
      Accounts payable                                                                     (690)            286
      Accrued compensation and related expenses, and other accrued liabilities              (46)           (835)
      Income taxes payable                                                                  (13)              -
                                                                                     -----------     -----------

Net cash provided by operating activities                                                 1,928           2,619

Cash flows from investing activities
Purchases of plant and equipment                                                           (187)           (536)
                                                                                     -----------     -----------

Net cash used in investing activities                                                      (187)           (536)

Cash flows from financing activities
Net borrowings (repayments) on revolving line of credit                                       -            (300)
Principal payments on capital lease obligations and other                                    (2)           (116)
                                                                                     -----------     -----------

Net cash used in financing activities                                                        (2)           (416)
                                                                                     -----------     -----------

Net increase in cash and cash equivalents                                                 1,739           1,667

Effect of exchange rates on cash                                                            130               -

Cash and cash equivalents at beginning of period                                         26,013          31,113
                                                                                     -----------     -----------

Cash and cash equivalents at end of period                                             $ 27,882        $ 32,780
                                                                                     ===========     ===========

Supplemental cash flow disclosures:
      Interest paid                                                                        $ 14            $ 30
      Income taxes paid                                                                    $ 38            $ 76


See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                  July 31, 2003

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. and API Asia Pacific Inc. (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the premier suppliers of products and services to the aerospace industry worldwide, including aircraft parts and components supply services, and supply chain management services. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starter/generators. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three and six months ended July 31, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2003. Certain amounts in the consolidated condensed financial statements have been reclassified to conform to the current year's presentation.


2.  Extension of Revolving Line of Credit

Effective July 31, 2003, API extended the maturity of its $20 million Commercial Revolving Loan and Security Agreement to July 1, 2005, from July 1, 2004. The extension of the agreement was on substantially the same terms and conditions as the prior agreement. As a result of this extension, borrowings under this facility continue to be classified as long term.


3.  Stock Options Issued to Employees

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. As a result, no compensation expense was recognized during the three and six months ending July 31, 2003, and 2002, since all grants were issued at the fair market value of the Company's common stock at the date of grant.

The Company is required to disclose the fair value, as defined, of options granted to employees and the related compensation expense that would have been recorded if the Company accounted for stock options at fair value. The fair value of the stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, because the Company's employee stock options are not publicly traded, and have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option issued was estimated at the date of grant using the following assumptions (all options were issued during the three months ended April 30, 2003, and 2002):


                                                           2003                 2002
                                                     -----------------     ---------------
        Expected dividend yield                           0.0%                  0.0%

        Risk-free interest rate                           2.0%                  2.5%

        Expected volatility                              37.8%                 37.4%

        Expected life of option                           5.0 years             5.0 years

        Weighted-average fair value of
           options granted during the year             $  0.99               $  1.77

Using the above noted assumptions and the weighted-average fair value of each option granted, if the fair value of options issued had been recorded as an expense, the net loss and net loss per share that would have been recorded for the three months ended July 31, 2003, and 2002, respectively, was approximately $(252) and $(191), or $(0.03) and $(0.03) per share, and $(160) and $(2,888), or
$(0.02) and $(0.40) per share, for the six months ended July 31, 2003 and 2002, respectively.


4.  Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) resulted from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The increase during the year was due to an increase in the value of the Canadian dollar relative to the US dollar. Comprehensive income
(loss) for the three months ended July 31, 2003, and 2002, respectively was $(178) and $(148), while comprehensive income (loss) for the six months ended July 31, 2003, and 2002, respectively was $123 and ($2,795).

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

Safe Harbor Statement Under the Private Securities Litigation Reform of Act
1995.

  Certain statements discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3, "Quantitative and Qualitative Disclosures about Market Risks", Item 1 of Part II, "Legal Proceedings" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, at a minimum, the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2003. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions, or circumstances on which the forward-looking statement is based.

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

Critical Accounting Policies

There have been no significant changes in those accounting policies the Company considers critical from those described under the caption "Critical Accounting Policies", included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2003.

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

Net sales for the three months ended July 31, 2003, decreased $0.9 million, or 3.4%, to $25.3 million from $26.2 million for the three months ended July 31, 2002. During the three months ended July 31, 2003 net sales decreased compared to the comparable period of the prior year due to depressed economic conditions that resulted in reduced general aviation flying activity, and subsequently reduced demand for parts and components. In addition, as previously disclosed, the Company had tightened its credit policies, especially in the airline sector, and that policy has had a significant, negative impact on net sales in this sector (although the Company has, as explained later below, reduced its bad debt exposure as well). The Company is searching for additional sources of sales and continuously re-examines the credit worthiness of its new and existing customers to maximize sales with an acceptable level of credit risk.

Net sales for the six months ended July 31, 2003, effectively were flat compared to the six months ended July 31, 2002, decreasing $0.3 million, or 0.5%, to $50.9 million from $51.2 million for the six months ended July 31, 2002. The reasons for the decrease in net sales for the six months ended July 31, 2003, compared to the comparable period of the prior year, was due to the same reasons described above, offset partially by stronger net sales in the three months ended April 30, 2003, compared to the comparable period of the prior year.

On a geographic basis, for both the three and six months ended July 31, 2003, compared to the comparable periods of the prior year, the majority of the sales decline occurred domestically. Sales in Latin and South America also declined compared to the comparable period of the prior year, as a result of poor local and regional economic conditions. Partially offsetting these declines were increases in sales in Canada, Europe and Asia as a result of new customer-focused initiatives, and better local economic conditions.

Cost of Sales

Cost of sales consists of costs of inventory sold and direct costs of providing services. Direct costs of providing services consist principally of personnel related costs.

Cost of sales for the three months ended July 31, 2003, decreased $0.8 million, or 3.6%, to $20.5 million from $21.3 million for the three months ended July 31, 2002. As a percentage of net sales, cost of sales decreased to 81.0% compared to 81.2% in the comparable period of the prior year. Cost of sales for the three months ended July 31, 2003, decreased compared to the prior year principally due to the decrease in net sales. The decrease in the percentage of cost of sales compared to net sales was due to a shift in mix toward more supply chain management services contracts, which have lower cost of sales.

Cost of sales for the six months ended July 31, 2003 decreased $0.4 million, or 0.9%, to $41.2 million from $41.6 million for the six months ended July 31, 2002. As a percentage of net sales, cost of sales decreased to 81.0% from 81.2% for the comparable period of the prior year. Cost of sales for the six months ended July 31, 2003, decreased compared to the prior year principally due to the decrease in net sales. The decrease in the percentage of cost of sales compared to net sales was due to a shift in mix toward more supply chain management services contracts, which have lower cost of sales.

Gross Profit

Gross profit for the three months ended July 31, 2003, decreased $0.1 million, or 2.4%, to $4.8 million from $4.9 million for the three months ended July 31, 2002. Gross profit as a percentage of net sales increased to 19.0% for the three months ended July 31, 2003, compared to 18.8% for the three months ended July 31, 2002. Gross profit for the three months ended July 31, 2003, decreased compared to the prior year principally due to the decrease in net sales. The increase in gross profit as a percentage of net sales was due to a shift in mix toward more supply chain management services contracts, which have a higher margin.

Gross profit for the six months ended July 31, 2003, increased $0.1 million, or 0.9%, to $9.7 million from $9.6 million for the six months ended July 31, 2002. Gross profit as a percentage of net sales increased to 19.0% for the six months ended July 31, 2003, compared to 18.8% for the six months ended July 31, 2002. Gross profit for the six months ended July 31, 2003, increased compared to the prior year principally due to increased sales relating to services contracts. The increase in gross profit as a percentage of net sales was due to a shift in mix toward more supply chain management services contracts, which have a higher margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended July 31, 2003, decreased $0.2 million, or 4.8%, to $4.3 million from $4.5 million for the three months ended July 31, 2002. The decrease is due principally to a decrease in bad debt expense in the current year compared to the prior year.

Selling, general and administrative expenses for the six months ended July 31, 2003, and 2002 were flat at $8.6 million, as the decrease experienced for the three months ended July 31, 2003, as described above, principally was offset by additional indirect costs incurred related to services contracts.

Corporate Expenses

Corporate expenses for the three months ended July 31, 2003, increased $69,000, or 10.2%, to $748,000 from $679,000 for the three months ended July 31, 2002. The increase was due to costs incurred, including legal fees and printing and filing costs, in connection with the Company's solicitation against a dissident stockholder's proxy contest. These costs totaled approximately $122,000. Excluding these costs, corporate expenses decreased 7.8%, due to management's focus on controlling and decreasing corporate costs.

Corporate expenses for the six months ended July 31, 2003, and 2002, were flat at $1.2 million, as the additional expenses incurred in connection with the Company's solicitation against a dissident stockholder's proxy contest, as described above, were offset by management's focus on controlling and decreasing its corporate costs. Excluding the costs of the Company's proxy solicitation, corporate expenses decreased 9.5%.

Net Interest Income (Expense) and Other

Net interest income and other for the three months ended July 31, 2003, decreased from the three months ended July 31, 2002, principally due to lower interest rates received on the Company's investments, and the lack of foreign exchange income that had occurred during the comparable period of the prior year.

Net interest income and other for the six months ended July 31, 2003, decreased from the six months ended July 31, 2002, due principally to lower interest rates received on the Company's investments.

Benefit (Provision) for Income Taxes

For both the three and six months ended July 31, 2003, the Company recorded a provision for income taxes equivalent to its estimated liability for foreign income taxes. No U.S. federal or state income tax benefit was recorded on the losses incurred during the three and six months ended July 31, 2003, as the benefit expected was offset in its entirety by a valuation reserve, consistent with the position adopted during the Company's prior year-end. The effective income tax rate for the three and six months ended July 31, 2002, was 39%, which approximates the combined effective U.S. federal and state statutory rates.

Net Loss and Net Loss per Share

For the three months ended July 31, 2003, the Company incurred a net loss $0.2 million, or $0.03 per share, compared to a net loss of $0.1 million, or $0.02 per share, for the three months ended July 31, 2002. The increase in the net loss incurred was due to the reasons described in the preceding sections.

For the six months ended July 31, 2003, the Company incurred a net loss of $0.1 million, or $0.01 per share, compared to a net loss of $2.8 million, or $0.39 per share for the six months ended July 31, 2002. The decrease in the net loss incurred was due to the impact, in the prior year, of the net cumulative effect of a change in accounting relating to goodwill and other intangibles of $2.7 million, or $0.38 per share. Without the accounting change in the prior year, the net loss for the six months ended July 31, 2003, would have been flat compared to the comparable period of the prior year, as the weakness experienced in the three months ended July 31, 2003, was offset by stronger results for the three months ended April 30, 2003, compared to the comparable period of the prior year.

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

For the six months ended July 31, 2003, the Company generated $1.9 million of cash from operating activities, compared to $2.6 million for the six months ended July 31, 2002. Cash was generated from operating activities due to the Company's continued focus on managing its overall working capital. The decrease in cash generated in the current year, compared to the comparable period of the prior year, was due to lower receivable balances in the current year compared to the prior year, and thus less collections, less cash generated from inventory reductions during the current year, compared to the prior year, as inventory levels previously had been reduced to more optimal levels, and a large decrease in accounts payable. Cash used in investing activities was $0.2 million and $0.5 million during the six months ended July 31, 2003, and 2002, respectively. The Company expects that its aggregate capital expenditure requirements for the year ending January 31, 2004, will range from approximately $0.4 million to $0.8 million. The Company's capital expenditure requirements have been lower in recent years due to heavy capital spending in prior years. Net cash used in financing activities during the six months ended July 31, 2003 was $-0- million, compared to cash used of $0.4 million for the six months ended July 31, 2002. In the prior year, the Company utilized cash provided from operations to reduce a portion of its outstanding debt.

API has a $20 million Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to the LIBOR rate plus 1.5%, and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. Borrowings under the Facility totaled $14.5 million at July 31, 2003, at an interest rate of approximately 2.6%. Approximately $2.1 million was available under the Facility at July 31, 2003. The Facility was scheduled to expire July 1, 2004, however, effective July 31, 2003, the Facility was extended to July 1, 2005, on substantially the same terms and conditions. Therefore, borrowings under the Facility continue to be classified as long term.

On January 6, 2003, the Company's Board of Directors, in light of the Company's cash position, approved a special cash dividend of $1.00 per share that was paid on January 30, 2003. The total paid to the stockholders was $7.3 million. Other than this special dividend, the Company has not declared nor paid any cash dividends or distributions on its common stock since its inception in 1997. At this time, the Company anticipates that all future earnings will be retained for use in the Company's business. Any payment of cash dividends in the future on the Company's common stock will be dependent upon the Company's financial condition, its results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any future debt obligations, as well as any other factors that the Board of Directors deems relevant.

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

Contractual Obligations
-----------------------

As described above, the Company extended the maturity date of the Facility to July 1, 2005. There have been no significant changes in the Company's commitments under operating leases since that disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2003.


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

Item 4. Controls and Procedures
-------------------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 31, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
-------------------------

The Company's business exposes it to possible claims for personal injury, death or property damage that may result from a failure of certain parts serviced by the Company or spare parts and components sold by it, or in connection with the provision of its supply chain management services. The Company takes what it believes to be adequate precautions to ensure the quality of the work it performs and the traceability of the aircraft parts and components that it sells. The original equipment manufacturers that manufacture the parts, components and supplies that the Company sells carry liability insurance on the products they manufacture. In addition, the Company maintains what it believes is adequate liability insurance to protect it from any claims.

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

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

NONE

Item 3. Defaults Upon Senior Securities
---------------------------------------

NONE

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on June 10, 2003, in Memphis, Tennessee, for the purpose of (i) electing two Class I Directors for a term to expire at the Annual Meeting of Stockholders in the year 2006, (ii) ratifying the appointment of Ernst & Young LLP, as independent auditors for the year ending January 31, 2004 and (iii) to approve an amendment to the First Aviation Services Inc. Stock Incentive Plan. Proxies were solicited from holders of 7,251,370 outstanding shares of Common Stock as of the close of business on May 9, 2003, as described in the Company's Proxy Statement dated May 15, 2003. Stanley J. Hill and Aaron P. Hollander, both of management's nominees for directors, were elected, the appointment of Ernst & Young LLP was ratified, and the proposed amendment to the First Aviation Services Inc. Stock Incentive Plan was approved by the following votes:

         (1) To elect two directors for a three-year term to expire at the Annual Meeting of Shareholders in the year 2006.

                                               Votes                  Votes                Broker
              Name                              FOR                   WITHHELD             Non-votes
              ----                           ---------                ---------            ---------
              Stanley J. Hill                4,856,027                 57,400                 -0-
              Aaron P. Hollander             4,856,027                 57,400                 -0-
              Nelson Obus                    2,291,594                    -0-                 -0-

              Michael C. Culver, Robert L. Kirk, and Joseph J. Lhota continue to serve as directors of the Company after the Annual Meeting of Stockholders.

         (2)  To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 31, 2004.
                           Votes                     Votes               Votes             Broker
                           FOR                       AGAINST           ABSTAINED           Non-votes
                          ---------                  -------           ---------           ---------
                          7,201,421                   3,100                500               -0-

         (3)  To approve the proposed amendment to the First Aviation Services
              Inc. Stock Incentive Plan.

                           Votes                     Votes               Votes              Broker
                           FOR                       AGAINST           ABSTAINED            Non-votes
                          ---------                  -------           ---------           ---------
                          4,842,547                  117,480             2,244,994           -0-

Item 5. Other Information
-------------------------

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

3.1      Restated Certificate of Incorporation of the Company (filed as Exhibit
         3.1 to the Company's Registration Statement on Form S-1 (No. 333-18647), as amended, filed on December 23, 1996, and incorporated herein by reference).

3.3      Certificate of Correction to the Restated Certificate of Incorporation.

10.19 Fifth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2003, between Hudson United Bank and Aerospace Products International, Inc.

10.20 Fifth Reaffirmation of Guaranty dated as of July 31, 2003, by First Aviation Services Inc. and in favor of Hudson United Bank.

10.21    Amendment No. 3 to the First Aviation Services Inc. Stock Incentive
         Plan.

31.1     Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2     Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

(b) Reports on Form 8-K.

      Current Report on Form 8-K dated July 11, 2003, announcing, under Item 5, revised, final voting results from the Company's June 10, 2003 Annual Meeting of Stockholders.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First Aviation Services Inc.
                                               (Registrant)


Date: September 12, 2003           /s/ Michael C. Culver
                                   -------------------------------------------
                                   Michael C. Culver,
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date: September 12, 2003           /s/ Michael D. Davidson
                                   -------------------------------------------
                                   Michael D. Davidson,
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)



                                INDEX TO EXHIBITS


  Exhibit No.                               Description
  -----------                               -----------

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

     3.3                                    Certificate of Correction to the Restated Certificate of
                                            Incorporation.

     10.19                                  Fifth Amendment to Commercial Revolving Loan and Security Agreement
                                            dated as of July 31, 2003, between Hudson United Bank and Aerospace
                                            Products International, Inc.

     10.20                                  Fifth Reaffirmation of Guaranty dated as of July 31, 2003, by First
                                            Aviation Services Inc. and in favor of Hudson United Bank.

     10.21                                  Amendment No. 3 to the First Aviation Services Inc. Stock Incentive
                                            Plan.

     31.1                                   Certification of Chief Executive Officer required by Rule 13a-14(a).

     31.2                                   Certification of Chief Financial Officer required by Rule 13a-14(a).

     32.1                                   Certification of Chief Executive Officer required by Rule 13a-14(b)
                                            and 18 U.S.C. Section 1350 (furnished herewith).

     32.2                                   Certification of Chief Financial Officer required by Rule 13a-14(b)
                                            and 18 U.S.C. Section 1350 (furnished herewith).
