Form 10-Q
period 2003-10-31
FIRST AVIATION SERVICES INC
filed 2003-12-15
CIK 1025743

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

                  For the quarterly period ended October 31, 2003
                                                 ----------------

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---------
ACT OF 1934

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is an accelerated filer (as d efined in Rule 12b-2 of the Act). Yes __ No X



The number of shares outstanding of the registrant's common stock as of December 5, 2003 is 7,281,445 shares.



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

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations,
         Liquidity and Capital Resources, and Contractual Obligations.........................................10-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.............................................14

Item 4.  Controls and Procedures.................................................................................14



                           Part II - Other Information

Other Information.............................................................................................14-21




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                               October 31,           January 31,
                                                                                  2003                  2003
                                                                        --------------------------------------------
                                                                             (unaudited)            *
Assets
Current assets:
      Cash and cash equivalents                                                  $ 28,636          $ 26,013
      Trade receivables, net of allowance for doubtful                             14,271            13,454
         accounts of $1,553 and $1,656, respectively
      Inventory, net of allowance for obsolete and slow moving                     19,790            20,617
         inventory of $997 and $997, respectively
      Prepaid expenses and other                                                      848             1,318
                                                                            --------------    --------------

Total current assets                                                               63,545            61,402

Plant and equipment, net                                                            3,137             3,639
                                                                            --------------    --------------

                                                                                 $ 66,682          $ 65,041
                                                                            ==============    ==============

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                           $ 10,866          $ 10,324
      Accrued compensation and related expenses, and                                2,606             2,073
          other accrued liabilities
      Income taxes payable                                                          1,155             1,009
                                                                            --------------    --------------

Total current liabilities                                                          14,627            13,406

      Revolving line of credit                                                     14,500            14,500
      Minority interest in subsidiary                                               1,041             1,041
                                                                            --------------    --------------

Total liabilities                                                                  30,168            28,947

Stockholders' equity:

      Common stock, $0.01 par value, 25,000,000 shares authorized,                     91                91
          9,135,699 shares issued, respectively
      Additional paid-in capital                                                   38,390            38,445
      Retained earnings                                                             7,461             7,543
      Accumulated other comprehensive income (loss)                                   311               (96)
                                                                            --------------    --------------

                                                                                   46,253            45,983
      Less:  Treasury stock, at cost, 1,859,394 and 1,884,989                      (9,739)           (9,889)
          shares, respectively
                                                                            --------------    --------------

Total stockholders' equity                                                         36,514            36,094
                                                                            --------------    --------------

Total liabilities and stockholders' equity                                       $ 66,682          $ 65,041
                                                                            ==============    ==============

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2003.




                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                                                   Three months ended
                                                                                       October 31,
                                                                                 2003              2002
                                                                             --------------    --------------
Net sales                                                                         $ 27,756          $ 26,611
Cost of sales                                                                       22,650            21,480
                                                                             --------------    --------------

Gross profit                                                                         5,106             5,131
Selling, general and administrative expenses                                         4,532             4,306
Corporate expenses                                                                     668               647
                                                                             --------------    --------------

Income (loss) from operations                                                          (94)              178
Net interest income and other                                                           57                31
Minority interest in subsidiary                                                        (10)              (11)
                                                                             --------------    --------------

Income (loss) before income taxes                                                      (47)              198
Benefit (provision) for income taxes                                                    64               (77)
                                                                             --------------    --------------

Net income                                                                            $ 17             $ 121
                                                                             ==============    ==============


Basic net income per share, and net income per share - assuming dilution:

Basic net income per share, and net income                                             $ -            $ 0.02
     per share - assuming dilution
                                                                             ==============    ==============

Weighted average shares outstanding - basic                                      7,273,961         7,227,860
                                                                             ==============    ==============

Weighted average shares outstanding - assuming dilution                          7,286,529         7,227,860
                                                                             ==============    ==============



See accompanying notes.




                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                                                    Nine months ended
                                                                                        October 31,
                                                                                 2003              2002
                                                                             --------------    --------------
Net sales                                                                         $ 78,639          $ 77,775
Cost of sales                                                                       63,852            63,046
                                                                             --------------    --------------

Gross profit                                                                        14,787            14,729
Selling, general and administrative expenses                                        13,119            12,859
Corporate expenses                                                                   1,907             1,881
                                                                             --------------    --------------

Loss from operations                                                                  (239)              (11)
Net interest income and other                                                          146               130
Minority interest in subsidiary                                                        (31)              (31)
                                                                             --------------    --------------

Income (loss) before income taxes                                                     (124)               88
Benefit (provision) for income taxes                                                    42               (34)
                                                                             --------------    --------------

Income (loss) before cumulative effect of accounting change                            (82)               54

Cumulative effect of accounting change, net                                              -            (2,735)
                                                                             --------------    --------------
Net (loss)                                                                           $ (82)         $ (2,681)
                                                                             ==============    ==============


Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Income (loss) before cumulative effect of accounting change                        $ (0.01)           $ 0.01

Cumulative effect of accounting change, net                                              -             (0.38)
                                                                             --------------    --------------

Basic net income (loss) per share, and net income (loss)                           $ (0.01)          $ (0.37)
     per share - assuming dilution
                                                                             ==============    ==============

Weighted average shares outstanding - basic                                      7,262,272         7,220,492
                                                                             ==============    ==============

Weighted average shares outstanding - assuming dilution                                N/A         7,226,723
                                                                             ==============    ==============


See accompanying notes.





                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                          Nine months ended
                                                                                             October 31,
                                                                                        2003            2002
                                                                                     -----------     -----------
Cash flows from operating activities
Net (loss)                                                                                $ (82)       $ (2,681)
Adjustments to reconcile net (loss) to net
     cash from operating activities - non-cash charges:
      Depreciation and amortization                                                         854           1,011
      Compensation paid through issuance of stock                                            92              76
      Cumulative effect of accounting change, net                                             -           2,735
(Increase) decrease in current assets:
      Trade receivables                                                                    (817)            790
      Inventory                                                                             827           2,272
      Prepaid and other                                                                     470            (459)
Increase (decrease) in current liabilities:
      Accounts payable                                                                      542           1,186
      Accrued compensation and related expenses, and other accrued liabilities              533            (191)
      Income taxes payable                                                                  146             (83)
                                                                                     -----------     -----------

Net cash provided by operating activities                                                 2,565           4,656

Cash flows from investing activities
Purchases of plant and equipment                                                           (352)           (756)
                                                                                     -----------     -----------

Net cash used in investing activities                                                      (352)           (756)

Cash flows from financing activities
Net borrowings (repayments) on revolving line of credit                                       -            (300)
Principal payments on capital lease obligations and other                                     3            (173)
                                                                                     -----------     -----------

Net cash used in financing activities                                                         3            (473)
                                                                                     -----------     -----------

Net increase in cash and cash equivalents                                                 2,216           3,427

Effect of exchange rates on cash                                                            407               -

Cash and cash equivalents at beginning of period                                         26,013          31,113
                                                                                     -----------     -----------

Cash and cash equivalents at end of period                                             $ 28,636        $ 34,540
                                                                                     ===========     ===========

Supplemental cash flow disclosures:
      Interest paid                                                                        $ 29            $ 47
      Net income taxes paid (refund received)                                             $ (92)            $ 1


See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                October 31, 2003

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation") and its subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. and API Asia Pacific Inc. (collectively, the "Company"), are headquartered in Westport, Connecticut. The Company is one of the premier suppliers of products and services to the aerospace industry worldwide, including aircraft parts and components supply services, and supply chain management services. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starter/generators. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three and nine months ended October 31, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2003. Certain amounts in the consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

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

3.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the denominator used in the computation of net income
(loss) per common share - assuming dilution:

                                                             Three months ended                 Nine months ended
                                                                October 31,                        October 31,
                                                            2003            2002              2003             2002
                                                        -------------    ------------      ------------    -------------
Denominator:
  Denominator for basic net income (loss)
     per common share - weighted average
     shares                                               7,273,961        7,227,860        7,262,272       7,220,492

  Effect of dilutive employee stock options                  12,568                -              N/A           6,231
                                                        -------------    ------------      ------------    -------------

  Denominator for net income (loss) per common
     share - assuming dilution, adjusted weighted
     average shares and assumed dilutions                 7,286,529        7,227,860              N/A       7,226,723
                                                        =============    ============      ============    =============

For the nine months ended October 31, 2003 the calculation of net income (loss) per common share - assuming dilution, was not applicable because the effect of employee stock options would have been antidilutive.

4.  Stock Options Issued to Employees

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. As a result, no compensation expense was recognized during the three and nine months ending October 31, 2003, and 2002, since all grants were issued at the fair market value of the Company's common stock at the date of grant.

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


Using the above noted assumptions and the weighted-average fair value of each option granted, the following shows the Company's results if the fair value of options issued had been recorded as an expense.


                                                           Three months ended                 Nine months ended
                                                              October 31,                        October 31,
                                                         2003             2002             2003              2002
                                                      ------------     ------------     ------------     -------------
Net income (loss) as reported                         $       17       $      121       $     (82)       $  (2,681)

Pro forma net compensation expense for issuance
  of stock options                                            32               36               93              122
                                                      ------------     ------------     ------------     -------------

Pro forma net income (loss)                           $     (15)       $       85       $    (175)       $  (2,803)
                                                      ============     ============     ============     =============

Basic net income (loss) per share, and net
income (loss) per share - assuming dilution as
reported                                              $        -       $     0.02       $   (0.01)       $   (0.37)


Pro forma basic net income (loss) per share, and
net income (loss) per share - assuming dilution
                                                      $        -       $     0.01       $   (0.02)       $   (0.39)
                                                      ============     ============     ============     =============

5.  Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) resulted from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The increase during the year was due to an increase in the value of the Canadian dollar relative to the US dollar. Comprehensive income (loss) for the periods shown was as follows:


                                                           Three months ended                 Nine months ended
                                                              October 31,                        October 31,
                                                         2003             2002             2003              2002
                                                      ------------     ------------     ------------     -------------
Net income (loss) as reported                         $       17       $      121       $     (82)       $   (2,681)

Pro forma net impact of foreign currency
  translation adjustments - gain (loss)                      185               26              407                33
                                                      ------------     ------------     ------------     -------------

Comprehensive net income (loss)                       $      202       $      147       $      325       $   (2,648)
                                                      ============     ============     ============     =============

Item 2. Management's Discussion and Analysis of Financial Condition, Results of
-------------------------------------------------------------------------------
Operations and Liquidity and Capital Resources
----------------------------------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

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

Net sales for the three months ended October 31, 2003, increased $1.2 million, or 4.3%, to $27.8 million from $26.6 million for the three months ended October 31, 2002. During the three months ended October 31, 2003 net sales increased compared to the comparable period of the prior year due primarily to increasing market share for sales of general aviation parts, and sales of services.

Net sales for the nine months ended October 31, 2003, increased $0.8 million, or 1.1%, to $78.6 million from $77.8 million for the nine months ended October 31, 2002. The reasons for the increase in net sales for the nine months ended October 31, 2003, compared to the comparable period of the prior year, was due to increasing market share for general aviation parts, and sales of services, compared to the comparable period of the prior year. In addition, as previously disclosed, the Company had tightened its credit policies, especially related to airline sales, and that policy has had a significant, negative impact on net sales in this sector for the nine months ended October 31, 2003 when compared to the prior year. The Company continuously re-examines the credit worthiness of its new and existing customers to maximize sales with an acceptable level of credit risk.

On a geographic basis, for both the three and nine months ended October 31, 2003, compared to the comparable periods of the prior year, the majority of the sales increases occurred in Canada, Europe and Asia due to improved market conditions and increases in market share. Domestic sales declined for the three and nine months ended October 31, 2003 compared to the comparable period of the prior year, due to soft market conditions and credit policies related to airline sales.

Cost of Sales

Cost of sales consists of costs for inventory sold and direct costs of providing services. Direct costs of providing services consist principally of personnel related costs.

Cost of sales for the three months ended October 31, 2003, increased $1.2 million, or 5.4%, to $22.7 million from $21.5 million for the three months ended October 31, 2002. As a percentage of net sales, cost of sales increased to 81.6% compared to 80.7% in the comparable period of the prior year. Cost of sales for the three months ended October 31, 2003, increased compared to the prior year, principally due to the increase in net sales, and also due to increases in inventory acquisition costs resulting from competitive pressures, and increased freight costs from customer incentives.

Cost of sales for the nine months ended October 31, 2003, increased $0.8 million, or 1.3%, to $63.9 million from $63.1 million for the nine months ended October 31, 2002. As a percentage of net sales, cost of sales increased to 81.2% from 81.1% for the comparable period of the prior year. Cost of sales for the nine months ended October 31, 2003, increased compared to the prior year principally due to reasons as described above.

Gross Profit

Gross profit for the three months ended October 31, 2003, was level at $5.1 million, compared to the three months ended October 31, 2002. Gross profit as a percentage of net sales decreased to 18.4% for the three months ended October 31, 2003, compared to 19.3% for the three months ended October 31, 2002. Gross profit for the three months ended October 31, 2003, was level with the same period in the prior year, principally due to decreases in gross margins on parts sales, because of increases in inventory acquisition costs due to competitive pressures, and increased freight costs from customer incentives. The decrease in gross profit as a percentage of net sales was due to an increase in sales of parts that have a lower margin relative to supply chain management services contracts, which have a higher margin.

Gross profit for the nine months ended October 31, 2003, increased $0.1 million, or 0.4%, to $14.8 million from $14.7 million for the nine months ended October 31, 2002. The increase is due to services contracts, offset by lower margins on parts sales because of increases in inventory acquisition costs due to competitive pressures, and increased freight costs from customer incentives. Gross profit as a percentage of net sales decreased to 18.8% for the nine months ended October 31, 2003, compared to 18.9% for the nine months ended October 31, 2002 for the reasons described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 31, 2003, increased $0.2 million, or 5.2%, to $4.5 million from $4.3 million for the three months ended October 31, 2002. The increase is due principally to increases in payroll for additional sales personnel and legal expenses, offset partially by a decrease in bad debt and depreciation expenses in the current year, compared to the prior year.

Selling, general and administrative expenses for the nine months ended October 31, 2003, increased $0.3 million, or 2.0%, to $13.1 million from $12.8 million for the nine months ended October 31, 2002. The increase is due to increases in insurance, legal and facility related expenses, which are offset by decreases in depreciation, advertising and bad debt expenses, when compared to the nine months ended October 31, 2002.

Corporate Expenses

Corporate expenses for the three months ended October 31, 2003, increased $21,000 or 3.2% compared to the three months ended October 31, 2002. The increase is primarily due to legal expenses, NASDAQ exchange fees on the Company's move to the NASDAQ Small Cap Market, partially offset by savings in other expenses.

Corporate expenses for the nine months ended October 31, 2003, increased $26,000 or 1.4% compared to the nine months ended October 31, 2002. The increase is primarily due to legal fees and printing and filing fees incurred in connection with the Company's solicitation against a dissident stockholder's proxy contest. These expenses were partially offset by savings in promotional activities and other expenses.

Net Interest Income (Expense) and Other

Net interest income and other for the three months ended October 31, 2003, increased $26,000 from the three months ended October 31, 2002, principally due to income from foreign exchange transactions, partially offset by lower interest income received on the Company's investments.

Net interest income and other for the nine months ended October 31, 2003, increased $16,000 from the nine months ended October 31, 2002, principally due to income from foreign exchange transactions and lower interest expense, partially offset by lower interest income received on the Company's investments.

Benefit (Provision) for Income Taxes

For the three months ended October 31, 2003, the Company recorded a benefit from income taxes of $64,000. The benefit was from a $93,000 credit for a U.S. federal refund received, offset by the estimated liability for foreign income taxes, principally from Canada. The refund received previously had been accrued but, since the Company was only able to carry the benefit forward, it was offset in its entirety by the valuation reserve that had been recorded during the Company's prior year-end. As a result of changes in U.S. income tax regulations during the current year, the Company was able to carry back the benefit to prior years, and applied for and received the benefit during the three months ended October 31, 2003. The effective income tax rate for the three months ended October 31, 2002, was 39%, which approximates the combined effective U.S. federal and state statutory rates.

For the nine months ended October 31, 2003, the Company recorded a benefit from income taxes of $42,000. The benefit was from a $93,000 credit for a U.S. federal refund received, offset by the estimated liability for foreign income taxes, principally from Canada. For the full year ended January 31, 2004, the Company expects that its provision for income taxes will be equivalent to its estimated liability for foreign income taxes, less the U.S. income tax refund described above. The effective income tax rate for the three months ended October 31, 2002, was 39%, which approximates the combined effective U.S. federal and state statutory rates.

Net Income (Loss) and Net Income (Loss) per Share

For the three months ended October 31, 2003, the Company effectively broke even, compared to a net income of $0.1 million, or $0.02 per share, for the three months ended October 31, 2002. The decrease in net income was due to the reasons described in the preceding sections.

For the nine months ended October 31, 2003, the Company incurred a net loss of $0.1 million, or $0.01 per share, compared to a net loss of $2.7 million, or $0.37 per share for the nine months ended October 31, 2002. The decrease in the net loss incurred was due to the impact, in the prior year, of the net cumulative effect of a change in accounting relating to goodwill and other intangibles of $2.7 million, or $0.38 per share. Without the accounting change in the prior year, net income for the nine months ended October 31, 2003, would have decreased by $137,000, due to increases in cost of goods sold and selling general and administrative expenses, as described above.

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

For the nine months ended October 31, 2003, the Company generated $2.6 million of cash from operating activities, compared to $4.7 million for the nine months ended October 31, 2002. Cash was generated from operating activities due to the Company's continued focus on managing its overall working capital. The decrease in cash generated in the current year, compared to the comparable period of the prior year, was due principally to an increase in trade receivables, as a result of higher net sales in the current year compared to the prior year, less cash generated from inventory reductions during the current year, compared to the prior year (as inventory levels previously had been reduced to more optimal levels), a decrease in depreciation expense due to assets being fully depreciated, and timing differences in other operating accounts. Cash used in investing activities was $0.4 million and $0.8 million during the nine months ended October 31, 2003, and 2002, respectively. The Company expects that its aggregate capital expenditure requirements for the year ending January 31, 2004, will range from approximately $0.5 million to $0.8 million. The Company's capital expenditure requirements have been lower in recent years due to heavy capital spending in prior years. Net cash used in financing activities during the nine months ended October 31, 2003 was $-0-, compared to cash used of $0.5 million for the nine months ended October 31, 2002. In the prior year, the Company utilized cash provided from operations to reduce a portion of its outstanding debt.

API has a $20 million Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to the LIBOR rate plus 1.5%, and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. Borrowings under the Facility totaled $14.5 million at October 31, 2003, at an interest rate of approximately 2.6%. Approximately $2.6 million was available under the Facility at October 31, 2003. The Facility was scheduled to expire July 1, 2004, however, effective July 31, 2003, the Facility was extended to July 1, 2005, on substantially the same terms and conditions. Therefore, borrowings under the Facility continue to be classified as long term.

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

The Company is in discussions with a key supplier, New Piper Aircraft, Inc., to continue a distribution agreement for general aviation parts. The current agreement expires December 31, 2003. If the agreement is not renewed, the discontinuation of the distribution agreement will have a significant impact on future revenues. For the nine months ended October 31, 2003, sales of Piper parts represented approximately 10% of total net sales. The Company has made preparations to avoid an immediate disruption in business while discussions continue with this supplier.


Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. Foreign currency transaction exposure arises principally from the transfer of foreign currency to and/or from US dollars from one subsidiary to another within the FAvS group, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings. Unrealized currency translation gains and losses are recognized as other comprehensive income or loss upon translation of foreign subsidiaries' balance sheets to U.S. dollars. The Company has risk principally relating to transactions in, and translation of accounts in which the Canadian dollar is the functional currency, although in the current year the Canadian dollar has strengthened compared to the U.S. dollar, resulting in translation and transaction gains. The Company may experience future transaction and/or translation losses if the U.S. dollar strengthens compared to the Canadian dollar, and depending also upon the nature of the transaction.

Item 4. Controls and Procedures
-------------------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of October 31, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

31.1     Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2     Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

(b) Reports on Form 8-K.

      Current Report on Form 8-K dated September 10, 2003, announcing, under
      Item 9, the Company's second quarter results for the quarterly period ended July 31, 2003.

      Current Report on Form 8-K dated September 8, 2003, announcing, under Item 5, the transfer of the listing of the Company's common stock to The NASDAQ SmallCap Market, from The NASDAQ National Market.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                First Aviation Services Inc.
                                            (Registrant)


Date: December 15, 2003         /s/ Michael C. Culver
                                -------------------------------------------
                                Michael C. Culver,
                                President, Chief Executive Officer and
                                Director (Principal Executive Officer)


Date: December 15, 2003         /s/ Robert G. Costantini
                                -------------------------------------------
                                Robert G. Costantini,
                                Chief Financial Officer (Principal Financial
                                and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.               Description
-----------               ------------

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