Form 10-K
period 2004-01-31
FIRST AVIATION SERVICES INC
filed 2004-04-29
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2004

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

        Registrant's telephone number, including area code (203) 291-3300


           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
       Title of each class                     on which registered
        None                                   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days or for such short period that the registrant was subject to such filing requirements.
Yes _X_   No __


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X --

The aggregate market value of voting common and non-voting equity held by non-affiliates as of July 31, 2003 was approximately $11.3 million.

The number of shares outstanding of the registrant's common stock as of April 12, 2004 was 7,290,836 shares.

                      Documents incorporated by reference:
Portions of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference into Part III hereof

                          First Aviation Services Inc.
                                TABLE OF CONTENTS


Forward Looking Statements.....................................................3

                                     Part I

Item 1.  Business..............................................................3
Item 2.  Properties............................................................6
Item 3.  Legal Proceedings.....................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...................7
Executive Officers of the Registrant...........................................7


                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities.................................8
Item 6.  Selected Financial Data...............................................9
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations......  ........................................10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........20
Item 8.  Financial Statements and Supplementary Data..........................20
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................20
Item 9A. Controls and Procedures..............................................21


                                    Part III

Item 10. Directors and Executive Officers of the Registrant...................21
Item 11. Executive Compensation...............................................21
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................21
Item 13. Certain Relationships and Related Transactions.......................21
Item 14. Principal Accounting Fees and Services...............................21


                                     Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on
         Form 8-K.............................................................22
Signatures....................................................................25
Index to Financial Statements and Supplementary Data..........................F1
Exhibit Index...................................................................

                          First Aviation Services Inc.

                           Annual Report on Form 10-K
                   for the Fiscal Year Ended January 31, 2004

Forward-Looking Statements

Certain statements discussed in Item 1, "Business", Item 3, "Legal Proceedings",
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7, "Liquidity and Capital Resources", and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, at a minimum, the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements or cautionary factors.

                                     PART I


Item 1.  Business

General

         First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aircraft Parts International, Ltd. ("API Ltd."), and API Asia Pacific Inc. ("API Asia Pacific"), and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively, the "Company"), is one of the premier suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses.

         First Aviation was incorporated in the state of Delaware in 1995. The Company's principal executive offices are located at 15 Riverside Avenue in Westport, Connecticut 06880. Certain filings that First Aviation makes with the U.S. Securities and Exchange Commission (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) are available on First Aviation's corporate website at www.favs.com. These public filings also can be obtained by calling our investor relations department, or by e-mail at first@firstaviation.com.

Industry Overview

         The market for aerospace parts and supplies consists of two market sectors, the manufacturing parts sector and the aftermarket parts sector. These two market sectors are related, but require different customer focus to satisfy the needs of the market. The manufacturing parts sector caters to parts installed on new aircraft or engine construction. Large original equipment manufacturers ("OEMs") sell directly to aircraft manufacturers and fabricators the parts and supplies needed to manufacture new aircraft. The aftermarket parts sector caters to the needs of aircraft and engines already in service and are typically out of warranty, and out-of-production aircraft and engines, all of which need maintenance, repair or modification. Typically, aircraft and engines that are older or had more use require more parts and services. Furthermore, within the aftermarket parts sector there is a market for new parts and supplies, as well as used and refurbished parts and supplies. New and used parts and supplies can be further categorized as consumables or repairable parts and supplies. Therefore many companies that cater to the aftermarket parts sector sell new parts and supplies, refurbished and repaired parts and supplies as well as provide overhaul and repair services on parts and components, typically to the same customers. Many suppliers and OEMs of parts and supplies have traditionally relied on third-party distributors, such as the Company, to service the aftermarket parts sector. Some of these suppliers now want to service this market sector directly, but in many cases do not have the market expertise or support infrastructure, so they turn to third party logistics ("3PL") providers for assistance. Similarly, end-users want to outsource their buy-side supply chain management needs and turn to 3PL providers for support. The Company provides the aftermarket supply services including the sale of parts, repair services and other supply chain services to end-users and suppliers.

         The Company believes that the current annual worldwide market for new and used parts, components and consumable supplies for aircraft and engines is approximately $25.0 - $35.0 billion. This has been decreasing due to reduced business activity levels in the industry over the past three years. Of the worldwide market, an estimated $2.5 billion is supplied to the general aviation category of the aftermarket parts sector in which the Company principally operates, $5.0 billion goes through distribution to all market categories, and the balance is supplied direct to the end user. The aviation aftermarket parts sector includes passenger and cargo airlines, fleet and corporate aircraft operators, certified repair facilities, governments and military services, flight training schools, fixed base operators ("FBOs"), business aviation, helicopter and recreational operators. The aviation aftermarket parts sector is highly-fragmented, although there are a limited number of large, well-capitalized companies, including original equipment manufacturers ("OEMs"), and suppliers, selling a broad range of parts and services, as well as numerous smaller competitors serving niche markets.

Aviation Aftermarket Parts Sector. The Company markets its supply chain services, which includes parts sales and service contracts, to several distinct categories of customers within the aftermarket parts sector. These categories consist of airlines, corporate flight departments, independent airline maintenance, repair and overhaul providers ("MROs"), large corporate MROs, retail customers, OEMs and general aviation customers. The Company's products, from more than 150 manufacturers and suppliers, constituting approximately 80,000 new and factory reconditioned parts and components are sold to professional aircraft maintenance organizations, aircraft owners and operators, including fleet operators, airlines, and FBOs. The parts and components supplied to the marketplace by the Company are approved by the FAA and are generally acquired from small, specialized manufacturers as well as major OEMs such as Goodrich Aerospace, Champion, General Electric Lighting, Goodyear Tire and Rubber, Lord Corporation, Marathon Power Technologies, Michelin Aircraft Tire, Parker Hannifin, Scott Aviation, and Teledyne Continental Motors. The Company adds value to commonly available products by offering immediate availability, broad product lines, technical assistance and other value added supply chain management services. Supply chain management services allow the Company to offer parts and components to its customers to satisfy the customer's needs. The Company services the aftermarket parts sector as a channel provider, whether it acts as a supplier of parts provided by an OEM, or provides supply chain management services to the OEM who chooses to sell directly to customers. Services contracts are part of a continuum of product lines offered by the Company. The terms and nature of supply chain management services are stipulated in individualized contracts that are unique for each customer. The Company uses its expertise gained in managing its own parts and supply business to manage its customers' product in a seamless method to the end customer, and at less cost to the Company's customer than if they serviced the market themselves. As part of this process, the Company provides its internal resources, such as facilities, personnel and systems to the customer. The Company either may supply its own inventory for the customer, or hold its customers' inventory in its own facility, without taking ownership of such inventory, and supply the inventory on behalf of its customer. As an example, the Company may pick, pack and ship product on behalf of its customer in return for a fee based upon the level of services provided. In providing these services the Company may provide other support services as well to its customers, including sales and billing, and the use of the Company's call center.

         Competition. Competition in the aftermarket parts sector for parts and supplies is generally based on availability of product, customer service, price, and quality, including parts traceability to the OEM. The Company's major competitors include Aviall, Inc., AAR Corporation, Cessna Aircraft Company and Satair A/S. There also is substantial competition, both domestically and overseas, from companies who focus on secondary or regional/niche markets. Several of the Company's competitors have faced financial difficulties over the last several years.

         Competition in supply chain management services comes from numerous companies both within and outside of the aerospace industry, although many competitors are specialized to a particular industry. The supply chain management service provider market is fragmented and growing as a result of the growing trend to outsource, a trend that is increasing due to economic conditions and the need for companies to reduce their cost structures. Some competitors in the distribution business pay up front fees and acquire their customers' inventory in exchange for supply chain contracts, a practice that the Company generally does not follow. The Company believes that it has an advantage in the aerospace industry due to its experience, knowledge, focus, and contacts within the industry.

         Increasing Consolidation. In order to reduce the costs associated with carrying and managing inventory, satisfy governmental regulatory scrutiny, streamline buying decisions and assure quality, aircraft and fleet operators are seeking to reduce their number of suppliers, including parts and component providers, and are using third parties to manage their parts and components inventories. Operators also have become more sensitive to quick turnaround times. As a result, the Company believes that aircraft and fleet operators increasingly select larger, more sophisticated, technologically capable and better-capitalized service providers that are capable of providing a range of high quality, efficient and timely services, including supply chain management services, at a reasonable price. Additionally, the increasing costs of technology and inventory levels required to compete effectively has made entry into and continued success in the industry more difficult and expensive. The Company believes that well-capitalized, technologically sophisticated providers capable of offering a wide range of services, like the Company, will benefit from this consolidation trend. During the past few years, a number of service providers have consolidated or combined their operations. A number have faced moderate to severe financial difficulties. In addition, some OEMs have decided to by-pass wholesale distributors and are distributing their products directly to their customers. This is a trend that the Company believes will continue, and is another reason for the Company's focus on services, as some potential customers for the Company's supply chain management services include those OEMs who have decided to sell their products themselves, directly to the end customer.

         Industry Conditions. The aftermarket parts sector in which the Company operates is affected by general economic conditions and specific market activity like flight activity, flight training, and air travel for business and pleasure. Results for the year ended January 31, 2004 improved over the prior year due to an improving economy, but continue to be adversely effected by reduced levels of specific market activity that were caused by the recession that began in late 2000 and increased after the terrorist acts that occurred on September 11, 2001. Recovery in the market environment has been increasing gradually, but overall business activity in the aftermarket parts sector continues to be depressed. Some categories may improve with the economy, like general aviation and commercial airlines, but they will still be vulnerable to a downturn from terrorist acts. Flight schools have not fully recovered to the level of pre-recession operating levels, and certain flight zones remain restricted for general aviation flights. Bankruptcies have and may continue to occur in the aerospace industry, which have reverberating effects for all market sectors. The Company expects that the current level of business activity in the aftermarket parts sector will continue, but the timing of any recovery remains uncertain. The Company continues to look for new sources of revenue, to control its costs, and expand its offering of services both within the aftermarket parts sector and beyond.

Principal Suppliers

         API has five suppliers from whom approximately 45%, 49%, and 53% of its total purchases were made during the years ended January 31, 2004, 2003 and 2002, respectively.

         As reported in the last quarterly report on Form 10-Q, filed with the SEC on December 15, 2003, the Company was in discussions with a principal supplier, New Piper Aircraft Inc., to renew the Company's distribution agreement. The Company was not successful in renewing the distribution agreement, which expired on December 31, 2003. However, the Company is in the process of finalizing arrangements to provide supply chain management services to the Piper fleet, which we expect should mitigate the effect of the termination of the distribution agreement on net sales.

Sales and Marketing

         New and serviceable parts, supplies and components are sold to professional aircraft maintenance organizations, aircraft owners and operators, including fleet operators and airlines, flight training schools, and FBOs. The Company uses senior management, regional sales managers, inside salespersons, outbound telephone salespersons, electronic commerce, independent contract representatives, associated distributors, and foreign partners in its sales and marketing efforts.

         The Company sells supply chain management services by identifying potential customers and opportunities in the industry through contacts within the industry, advertising and targeted marketing, and recommendations from current customers, and leads from regional sales managers. Lead times for the procurement of new contracts is effected by the long-term nature of such contracts, the relationship building with the customer that is required, and the substantial change it often requires of the customer's existing business infrastructure.

Customers

         The Company currently has approximately 7,300 customers. The Company is not reliant upon any single customer.

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

Employees

         As of January 31, 2004, the Company employed 198 persons on a full-time basis. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Geographic Areas

         Sales to unaffiliated foreign customers were approximately 22%, 18%, and 17% of net sales for the years ended January 31, 2004, 2003 and 2002, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America and Europe.


Item 2.  Properties

         The Company leases all of its facilities, described below:



                                                                                      Square               Lease
Location                      Entity               Description                        Footage            Expiration
--------                      ------               -----------                        -------            ----------
Westport, CT                  First Aviation       Executive offices                    3,000              2007

Memphis, TN                   API                  Distribution/sales                 157,000              2013

Calgary, Canada               API Ltd.             Sales                                5,600              2009

Montreal, Canada              API Ltd.             Sales                                7,270              2008

Clark Field, Pampanga,
Philippines                   API Asia Pacific     Distribution/sales                  22,235              2010

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

The Company previously disclosed a lawsuit, filed on June 28, 2000, by SMR Technologies, Inc., as plaintiff, against API in the U.S. District Court for the Western District of Tennessee, Western Division at Memphis, alleging breach of a distribution agreement. This lawsuit was dismissed in March 2004 for lack of subject matter jurisdiction. The plaintiff filed for breach of contract on June 28, 2000, and was awarded partial summary judgment in the amount of $77,000 plus interest, totaling approximately $94,000. The plaintiff was then granted permission in April 2003 to amend its pleadings for damages to sue for approximately $13.1 million. In March 2004, API was able to have the entire lawsuit dismissed. API has filed a motion to recover its costs. The plaintiff has indicated it will re-file the case in state court with the appropriate jurisdiction.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Executive Officers of the Registrant

         The Company's executive officers, their ages and backgrounds are as follows:

         Michael C. Culver, 53, has served as President and Chief Executive Officer of First Aviation since March 1995. Mr. Culver also serves as Chairman of API. In 1985, Mr. Culver co-founded First Equity Group Inc. ("First Equity Group"). First Equity Group's interests, in addition to the Company, include First Equity Development Inc., an aerospace investment and advisory firm, Skip Barber Racing School, LLC and Imtek, Inc. Mr. Culver serves on the Boards of Skip Barber Racing School, LLC and Imtek, Inc.

         Robert G. Costantini, 44, became First Aviation's Chief Financial Officer, Senior Vice President of Finance, and Corporate Secretary in October 2003. Prior to joining First Aviation, from 1999 to 2003, Mr. Costantini was Chief Financial Officer of FocusVision Worldwide, Inc., a technology company providing video transmission services. From 1986 to 1989 he was first Corporate Controller, and from 1989 to 1999 he was Vice President - Finance for M.T. Maritime Management Corp., a global maritime transportation company. Mr. Costantini started his career with Peat Marwick, Mitchell & Co. Mr. Costantini is a Certified Public Accountant, Certified Management Accountant, and a member of the bar of New York and Connecticut.

         Paul J. Fanelli, 42, became President and CEO of First Aviation's principal subsidiary Aerospace Products International Inc. on April 5, 2004. Mr. Fanelli was hired February 16, 2004 as Senior Vice President and Chief Operating Officer of API. From 2000 to 2003, Mr. Fanelli was President - Europe for Brightpoint, Inc., a distributor of wireless voice and data products and a supplier of outsourced services. Previously he was Chief Operating Officer from 1998 to 2000 for Brightpoint Europe, Middle East and Africa. Mr. Fanelli has worked for Ericsson Mobile Communications, Texas Instruments, ITT Avionics and started his career with Loral Electronics.

                                     PART II



Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Market Information. First Aviation's common stock trades on The NASDAQ Small Cap Market under the symbol FAVS. The table below sets forth the quarterly high and low sales prices for the First Aviation's common stock as reported by the NASDAQ Stock Market since February 1, 2002.


                    Year Ended                                                    Year Ended
                 January 31, 2004                                              January 31, 2003
----------------------------------------------------          ---------------------------------------------------
                           High            Low                                        High             Low
First Quarter              $3.72          $2.62               First Quarter           $5.15          $4.60
Second Quarter             $4.00          $2.95               Second Quarter          $5.15          $4.50
Third Quarter              $3.99          $3.36               Third Quarter           $4.75          $3.50
Fourth Quarter             $4.79          $3.36               Fourth Quarter          $5.33          $3.54

         Holders. As of April 12, 2004, there were 19 holders of record of the First Aviation's common stock.

         Dividends. First Aviation did not pay a dividend in the twelve months ended January 31, 2004. In January 2003, First Aviation paid a special cash dividend of $1.00 per share. The total cash paid was $7.3 million. This is the only cash dividend or distribution paid on First Aviation's common stock since its inception. At this time, First Aviation anticipates that, for the foreseeable future, all earnings will be retained for use in First Aviation's business and no cash dividends will be paid on the common stock. In addition, API's credit facility prohibits the payment of cash dividends from it to First Aviation without the lender's consent. Any payment of cash dividends in the future on the common stock will be dependent upon First Aviation's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it (as described above), and restrictions, if any, under any current or future debt obligations, as well as other factors that the Board of Directors deems relevant.

Item 6.  Selected Financial Data

         The selected financial data set forth below should be read in conjunction with the "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

         For the year ended January 31, 2004, the Company recorded revenues of $105.8 million, and reduced its Loss from Operations to $121,000 from a Loss from Operations of $1.6 million, in the prior year. Interest income and a tax refund reduced the Loss from Operations to above breakeven for the year with net income of $11,000.

         Results for the year ended January 31, 2003 were significantly impacted by non-cash charges, totaling $5.5 million, which had no impact on the Company's cash flow from operations.

                                                                         Year Ended January 31,
(Amounts in thousands, except per share amounts)        2004         2003          2002        2001         2000
                                                    ----------- -------------- ----------- ----------- --------------
Balance Sheet Summary:
Working capital                                     $   49,143   $   47,996    $   56,903   $  42,673   $  57,445
Cash per share outstanding (1)                            3.45         3.59          4.31        4.43        6.16
Total assets                                            64,982       65,041        80,544      80,714      86,392

Current debt and obligations under capital leases            -            4           180      11,757         163
Long-term debt                                          14,500       14,500        14,800    -              7,900
Other long-term liabilities                              1,041        1,041         1,041       1,188       1,156
Total stockholders' equity                          $   36,565   $   36,094    $   49,018   $  47,832   $  54,143
Book value per share outstanding (2)                $     5.02   $     4.98    $     6.79   $    6.65   $    6.65
Cash dividends paid per share                            -       $     1.00         -            -           -
Common shares outstanding                                7,284        7,251         7,214       7,185       8,134

Results of Operations Summary (3):

Net sales                                           $  105,777   $  101,737    $  105,696   $  97,550   $  82,999

Gross profit                                            19,536       18,473        19,016      18,543      15,928

Income (loss) from operations                            (121)      (1,577)           227      (2,300)        (92)

Income (loss) before income taxes                         (14)      (1,413)           486        (925)        (23)
Provision (benefit) for income taxes                      (25)      (1,786)          (194)        349         190
                                                    ----------- -------------- ----------- ----------- --------------
Income (loss) from continuing operations before
     accounting change                                      11      (3,199)           292        (576)        167
Cumulative effect of change in accounting                   -       (2,735)             -           -           -
                                                    ----------- -------------- ----------- ----------- --------------
Net income (loss)                                   $       11    $ (5,934)     $   1,252    $ (1,830)   $ 15,530
                                                    =========== ============== =========== =========== ==============
Basic income (loss) per share from continuing
     operations                                     $     0.00    $  (0.44)     $    0.04    $  (0.08)   $   0.02

Basic net income (loss) per share                   $     0.00    $  (0.82)     $    0.17    $  (0.24)   $   1.74

Weighted average shares outstanding - basic              7,267       7,225          7,198       7,721       8,909
                                                    ----------- -------------- ----------- ----------- --------------
Income (loss) per share from continuing operations
     - assuming dilution                            $     0.00    $  (0.44)     $    0.04    $  (0.08)   $   0.02

Net income (loss) per share - assuming dilution     $     0.00    $  (0.82)     $    0.17    $  (0.24)   $   1.72
Weighted average shares outstanding - assuming
    dilution                                             7,282        7,225         7,209       7,721       9,006
                                                    ----------- -------------- ----------- ----------- --------------

Notes to Selected Financial Data


(1) Cash per share outstanding is calculated by taking the cash balance and dividing by common shares outstanding. The Company repurchased for treasury 1.2 million shares for $4.8 million, and 1.0 million shares for $5.8 million during the years ended January 31, 2001 and 2000, respectively.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements made in Item 1 "Business", Item 3, "Legal Proceedings", this
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors, include, at minimum:

     -- The Company's continued ability to obtain parts and components from its principal suppliers on a timely basis. The Company's distribution services business is dependent upon the availability of parts, components and supplies from its suppliers. API does not have any long-term agreements or commitments from OEMs or other suppliers from whom it purchases parts, and is dependent upon these manufacturers for access to parts for resale. A disruption in the Company's ability to obtain parts, components and supplies, for any reason, and without the ability to find alternative sources, would have an adverse impact on the Company's business. In addition, some OEM's, in an effort to find additional sources of income, are attempting to distribute directly to the customer and by-pass the Company as a distribution channel.

     -- Depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole. The Company is dependent upon the level of activity in the aviation industry, including commercial and recreational flying, and flight training schools. Continued depressed conditions in the aviation industry, as well as depressed overall economic conditions, will have an adverse impact on the Company's future results.

     -- The impact of changes in fuel and other freight related costs. Fuel is a significant cost in the aviation industry and increases in the cost of fuel or lack of availability of fuel could have an adverse impact on overall flight activity levels, and the Company's business.

     -- Relationships with its customers. An inability to maintain good relationships with its customers, or the inability to expand by establishing relationships with new customers, could have an adverse impact on the Company.

     -- The ability of the Company's customers to meet their financial obligations to the Company. The inability of the Company's customers to meet their obligations to the Company, or to meet their general financial obligations and face financial difficulty, would adversely impact the ability of the Company to collect on its receivables and generate future sales.

     -- The ability to obtain and service supply chain management contracts. Supply chain management contracts have a long lead-time and require extensive effort and focus to obtain. An inability to obtain such contracts, or to service the customer appropriately, for any reason, will have an adverse impact on the Company's future results.

     -- Changes in regulations or accounting standards. The Company is subject to regulations (including income tax laws) and accounting standards that could change in the future, and such changes could have an adverse impact on the Company's reported results.

     -- The ability to consummate suitable acquisitions and expand. An inability to expand through acquisitions or through other means of growth, including internationally, will have an adverse impact on the Company.

 The factors noted above are not all inclusive. All of the factors should be considered carefully when reviewing the Company's current results and forward-looking statements. The Company undertakes no obligation to update any forward-looking statements or cautionary factors.

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and selected financial data of the Company included elsewhere in this Annual Report on Form 10-K. (Amounts in millions, except share and per share amounts, and where specifically noted.)

General

         The Company is one of the premier suppliers of products and services to the aerospace industry worldwide, including the provisioning and the supply of aircraft parts and components, and supply chain management services. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starters/generators.

         The Company recorded revenues for the year ended January 31, 2004 exceeding revenues last seen in Fiscal Year 2002. For the full year, the Company was able to narrow its Loss from Operations as a result of slightly improving margins due to supply chain management contracts, and cost controls on selling, general and administrative expenses. The Company continues to maintain a large cash position and a strong balance sheet, although cash levels decreased primarily due to planned inventory buying at year end. The Company believes that its results show that it continues to take market share from its competitors, as it managed to grow even though the industry outlook remains cautious for growth.

         Results for the three months and year ended January 31, 2004 improved as the economy showed improvement. Although revenues improved from the prior year, the Company continues to be adversely impacted by the recession in the aerospace industry that began in late 2000 and increased after the terrorist acts that occurred on September 11, 2001. Recovery in the industry has been minimal, and overall business activity in the aerospace industry continues to be depressed. While improvement has been seen in the general aviation and commercial airline categories, other categories continue to operate at significantly reduced levels. The Company expects the current level of reduced business activity in the industry will continue, and the timing of any recovery in the industry is uncertain. The Company continues to look for new sources of revenue, to control its costs, and expand its offerings.

         As reported in the last quarterly report on Form 10-Q, filed with the SEC on December 15, 2003, the Company was in discussions with a principal supplier, New Piper Aircraft Inc., to renew the Company's distribution agreement. The Company was not successful in renewing the distribution agreement, which expired on December 31, 2003. For the year ended January 31, 2004, sales of Piper parts represented approximately 10% of total net sales, the loss of which could have a significant impact on future revenues. However, the Company is in the process of finalizing arrangements to provide supply chain management services to the Piper fleet, which we expect should mitigate the effect of the termination of the distribution agreement on net sales.

         During the year ended January 31, 2003 the Company, due to the loss incurred for the year, and in accordance with requirements of Statement of Financial Accounting Standards No. ("FAS") 109, "Accounting for Income Taxes", recorded a non-cash deferred income tax charge of $2.0 million to establish a full valuation allowance against its net deferred income tax assets. The establishment of the valuation allowance is not a reflection of the future or long-term profitability of the Company, and the Company expects that it will reverse in future years if financial results increase sufficiently to support the value of the assets.

         On July 24, 2002, the Company announced that it had entered into a multi-year contract with Gulfstream Aerospace Corporation for the provision of supply chain management services, effective July 1, 2002. Net sales from this contract favorably impacted results beginning in the quarter ended October 31, 2002.

         During the first quarter ended April 30, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". Pursuant to FAS 142, goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. Upon adoption of FAS 142, the Company was required to perform transitional impairment tests relating to its goodwill existing as of February 1, 2002, the date of adoption. As a result, upon adoption of FAS 142, the Company took a non-cash charge of $2,735, net of applicable income tax benefit of $922, or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows. The adoption of FAS 142 represented a change in accounting principle, and the cumulative effect, net of the applicable income tax benefit, has been shown on a separate line in the consolidated statements of operations.


Critical Accounting Policies

         The Company is required to provide additional disclosure and commentary on those accounting policies considered most critical. An accounting policy is deemed to be critical if it is important to the Company's financial condition and results, and requires judgment and estimates on the part of management in its application. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of judgments, estimates and assumptions to determine the measurement of revenues and expenses, and the realizable value of certain assets and liabilities. These estimates and assumptions are based upon information available at the time the estimates or assumptions are made. The estimates and assumptions could change significantly as conditions within and beyond management's control change. Therefore, actual results could differ significantly from the estimates. The most significant estimates made in preparing the Company's financial statements include revenue recognition, the determination of the allowance for doubtful trade receivables, the allowance for excess and obsolete inventories, deferred income tax asset valuations, the valuation of goodwill, and, in prior years, estimates made relating to discontinued operations, including the determination of the amount of gain or loss upon disposition. The following is a discussion of the critical accounting policies and the related judgments, estimates and assumptions utilized in preparing the Company's consolidated financial statements. A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Revenue Recognition

         The Company's net sales consist of sales of products and services, including parts and components, component overhaul and repair services, and supply chain management services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when overhauled and repaired items are completed and shipped back to the customer, or when supply chain management services have been provided to the customer. Shipping and handling fees billed to customers are included in net sales. The terms and nature of supply chain management services provided are stipulated in a long-term contract between the Company and the customer, and fees are recognized as services are provided under the contract. In providing services where the Company distributes parts and components on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In some cases where the Company does not take ownership of its customers' inventory, net sales are recognized as a fee based on the sales value of the product shipped through the Company's facilities ("throughput"), and not the sales value of the product itself.

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

New Accounting Pronouncements

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. The Company believes that the adoption of FIN No. 46 will not have a material impact on its results of operations or financial condition.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provision of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company determined that the adoption of SFAS No. 150 did not have a material impact on its results of operation or financial condition.

Results of Operations

         The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent.


                                                                           Year Ended January 31,
                                                       -------------------------------------------------------------
                                                               2004                 2003                  2002
                                                       -------------------------------------------------------------

  Net sales                                                    100.0%               100.0%                100.0%
  Cost of sales                                                 81.5                 81.8                  82.0
                                                       --------------------- -------------------- ------------------
  Gross profit                                                  18.5                 18.2                  18.0
  Selling, general and administrative expenses                  16.1                 17.4                  16.0
  Corporate expenses                                             2.5                  2.4                   2.5
  Litigation (income)                                            -                    -                    (0.7)
                                                       --------------------- -------------------- ------------------
  Income (loss) from operations                                 (0.1)                (1.6)                  0.2
  Interest income                                                0.1                  0.3                   0.6
  Interest and other expenses                                    -                   (0.1)                 (0.3)
                                                       --------------------- -------------------- ------------------
  Income (loss) before income taxes                              0.0                 (1.4)                  0.5
  (Provision) benefit for income taxes                           0.0                 (1.7)                 (0.2)
                                                       --------------------- -------------------- ------------------
  Income (loss) from continuing operations                       0.0                 (3.1)                  0.3
  Gain from dispositions of subsidiaries                         -                    -                     0.9
  Cumulative effect of accounting change                         -                   (2.7)                  -
                                                       --------------------- -------------------- ------------------
     Net income (loss)                                           0.0%                (5.8)%                 1.2%
                                                       ====================== ==================== ===================


Year ended January 31, 2004 compared to year ended January 31, 2003

Net sales

         Net sales for the year ended January 31, 2004 increased $4.0 million, or 4.0%, to $105.8 million from $101.7 million for the year ended January 31, 2003. Net sales increased primarily due to increased sales of parts and components to general aviation customers, as economic conditions improved slightly for the general economy as a whole for the year, leading to slightly more flight activity than the previous year, and increases in maintenance and repairs. Sales to airlines were still affected by depressed industry conditions, and continued additional security measures that especially affected the commercial airline markets. In addition, as a result of economic and industry conditions, the Company previously had tightened its credit policies, and this further contributed to the decline in airline sales. The majority of the increase in sales occurred in the U.S. market, but a significant improvement in sales growth occurred in Asia, Europe and Canada. Sales to the Latin America region continued to decline, partially due to continued economic weakness in that region, as well as maintaining previously tightened credit policies toward customers in that region.

         Freight revenue is a component of net sales and it represents freight billed to customers. Freight revenue for the year ended January 31, 2004 declined 15% to $2.4 million from $2.8 million for the year ended January 31, 2003. This was due to increased customer incentives resulting from promotional activities and industry competition. This had an adverse effect on Gross Profit as explained below in the section Gross Profit.

         Sales to Original Equipment Manufacturers (OEM's) also increased over the prior year as the Company continues to increase sales of supply chain management services. The increase in revenues from supply chain management services, is due to expanded offerings to existing customers for the year. These contracts often are based upon a fee relative to the services provided, so the impact on sales is less than if the Company was also selling the product itself. However, the Company's investment in its personnel, facilities and systems are scalable, so as services contracts increase throughput the Company's capacity utilization will improve.

         The Company expects to continue to expand into new markets, especially internationally, add additional product lines, and invest in new product offerings.

Cost of sales

         Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales. Costs of sales for the year ended January 31, 2004 increased $3.0 million, or 3.6%, to $86.2 million from $83.3 million for the year ended January 31, 2003. The increase in cost of sales is due primarily to the increase in net sales of parts and components. In addition, the increase in cost of sales was due to an increase in freight expenses, and an increase in services contracts.

Gross profit

         Gross profit for the year ended January 31, 2004 increased $1.0 million, or 5.8%, to $19.5 million from $18.5 million for the year ended January 31, 2003. Gross profit margin increased to 18.5% from 18.2%. The increase in gross profit was due principally to the increase in net sales, due to the reasons described above under Net sales. Adding to this increase, which also was the reason for the increase in the gross profit margin, was an increase in gross profit from services contracts, which have a higher gross margin, as explained below.

         A significant portion of the costs relating to services contracts are indirect costs, including indirect personnel, warehouse and related, and systems, and these costs are included in selling, general and administrative expenses. Therefore, gross profit margins for services sales will be higher than for product sales.

         Gross profit is also impacted by net freight expenses, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expenses decreased gross profit by 3.9% for the year ended January 31, 2004, compared to a decrease of 1.8% in the prior year ended January 31, 2003, due primarily to increased customer incentives from promotional activities offering customers reduced, or eliminated, freight on shipments. These promotional activities related to e-commerce sales and matching industry competitors offering freight incentives to customers.

Selling, general and administrative expenses

         Selling, general and administrative expenses for the year ended January 31, 2004 decreased $0.6 million, or 3.5%, to $17.0 million from $17.6 million for the year ended January 31, 2003. The decrease is due principally to decreases in charges for estimated bad debts, offset by increases in charges for legal fees due to increased litigation, insurance rate increases, expiration of local government property tax incentives, and increased advertising expenses.

Corporate expenses

         Corporate expenses for the year ended January 31, 2004 increased $0.2 million to $2.6 million from $2.4 million for the year ended January 31, 2003. The increase was due principally to legal expenses related to general corporate matters, and costs associated with the proxy contest conducted by a large shareholder for the 2003 Annual Meeting.

Interest income and interest and other expenses

         Interest income of $0.2 million earned during the year ended January 31, 2004 was derived from investing the Company's cash in short term investments. The decrease from the $0.3 million earned during the year ended January 31, 2003, was due principally to lower cash balances in fiscal year 2004 as a result of a cash dividend paid by the Company on January 31, 2003. Interest and other expense was nil for the year ended January 31, 2004, from $0.1 million for the year ended January 31, 2003, due to exchange gains on foreign currency transactions by the Canadian subsidiary offsetting expenses for interest and other expenses that were essentially unchanged from the amounts recorded for prior year ended January 31, 2003.

(Provision) benefit for income taxes

         For the fiscal year ended January 31, 2004, the Company recorded a benefit from income taxes of $25,000. The benefit was from a $93,000 credit from a U.S. federal refund received that is offset by foreign income tax expense estimates for operations in Canada and the Philippines. The accrual for the refund received was offset in its entirety by the valuation reserve that had been recorded by the Company during the prior year, but changes to U.S. federal income tax regulations during the year just ended allowed the Company to carry back the benefit to prior years, and receive a refund. The effective benefit rate of 178.6% for the year ended January 31, 2004 is the result of the tax benefit from the U.S. federal refund received, state tax benefits, and changes in the deferred tax valuation allowance due primarily to depreciation expenses.

Income (loss) from continuing operations

         For the year ended January 31, 2004 the Company earned $11,000 from continuing operations, compared to a loss of $3.2 million for the year ended January 31, 2003. The increase in income is primarily the result of higher sales and gross profit, and reductions in selling, general and administrative expenses as described in the foregoing paragraphs, as well as the recording of the tax valuation reserve in the prior year.

Net income (loss) and Net income (loss) per share

         The Company earned $11,000, which is $0.00 per share for the year ended January 31, 2004, as compared to a net loss of $5.9 million, or $(0.82) per share for the year ended January 31, 2003. The net income and increase in net income are due principally to the reasons described above.


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

         Partially offsetting the decline in sales of parts and components was an increase in sales relating to supply chain management contracts due to new customers and expanded service offerings. However, as these contracts often are based upon a fee relative to the services provided, the impact on sales is less than if the Company was selling the product itself.

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

(Provision) benefit for income taxes

         For the first three quarters of the fiscal year ended January 31, 2003, the Company's results showed pre-tax income before the cumulative effect of the accounting change. As a result of the pre-tax loss incurred by the Company in the fourth quarter, the Company incurred a pre-tax loss before the effect of the accounting change for the full fiscal year. After considering this loss, the Company had incurred a cumulative loss over the prior three years. This cumulative loss triggered certain provisions under FAS 109 that required the Company to re-evaluate its deferred income tax assets. As a result, the Company took a charge of $2.0 million to establish a valuation allowance against its deferred income tax assets since, under the provisions of FAS 109, a greater emphasis is placed on three-year cumulative losses as an indicator of the Company's ability to realize its deferred income tax assets than the potential for future income. The requirement to establish the valuation allowance is not an indication of management's evaluation of the Company's future or long-term profitability, performance or financial condition of the Company. The valuation allowance will be reversed in future years if financial results increase sufficiently to support the value of the assets. The difference between the effective rate for the year January 31, 2003 as compared to the statutory rate of 34% is due principally to changes in the valuation allowance.

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

         The reduction in cash for the year ended January 31, 2004 principally was the result of planned inventory buying by the Company on cash basis terms, thus increasing inventory levels at year end without an increase in accounts payable. The Company continues to maintain a large cash position and a strong balance sheet.

         The Company's cash provided by (used in) operations for the years ended January 31, 2004, 2003 and 2002 was $(0.6) million, $3.4 million, and $1.9 million, respectively. Cash used in operations for the year ended January 31, 2004 was impacted by an increase in inventory due to a planned increase in inventory buying in the fourth quarter, and payments that lowered accounts payable balances, which was partially offset by reductions in receivables. Cash used in investing activities for the years ended January 31, 2004, 2003 and 2002 was $(0.4) million, $(0.9) million, and $(5.7) million, respectively. Cash used in investing activities for the years ended January 31, 2004 and 2003 was related to purchases of fixed assets. Cash used in investing activities for the year ended January 31, 2002 includes $5.0 million related to the acquisition of the distribution business of Superior Air Products. Cash provided by (used in) financing activities for the years ended January 31, 2004, 2003 and 2002 was $1 thousand, $(7.7) million, and $3.1 million, respectively. Cash used in financing activities for the year ended January 31, 2003 includes $7.3 million to pay stockholders a special cash dividend of $1.00 per share, and $0.5 million to pay down long-term debt and capital lease obligations. In the year January 31, 2002, the Company had borrowed cash to fund a portion of its acquisition of the distribution business of Superior.

         First Aviation's aggregate cash used for capital expenditures, excluding the acquisition of the distribution business of Superior, for the years ended January 31, 2004, 2003 and 2002 was $0.4 million, $0.9 million, and $0.7 million, respectively. The decrease over the three years is due to the discontinuance of subsidiaries, NAC and AeroV, and less capital requirements as a result of heavy spending in prior years to upgrade the Company's systems and equipment to handle the Company's growth and expansion. For fiscal year 2005 the amount required for capital expenditures currently is expected to range between $0.6 million and $1.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings.

         API has a $20 million revolving line of credit through a Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. Borrowings under the Facility were $14.5 million at January 31, 2004, at an interest rate of approximately 2.6%. An additional total of approximately $3.1 million was available to borrow under the Facility at January 31, 2004. In February 2004, the Company repaid $13.5 million of the debt outstanding. During the quarter ended July 31, 2003, API extended the maturity date of the Facility to July 1, 2005 from July 1, 2004. The extension of the agreement was on the same terms and conditions as the prior Facility. As a result of the extension, borrowings under the Facility continue to be classified as long-term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

         Based upon current and anticipated levels of operations, the Company believes that its cash on hand and cash flow from operations, combined with borrowings available under its line of credit, will be sufficient to meet its current and anticipated cash operating requirements through the year ending January 31, 2005, including scheduled interest payments, working capital needs, capital expenditures and subsidiary preferred dividend requirements.

         On January 6, 2003, the Company announced that its Board of Directors, in light of the Company's cash position, had approved a special cash dividend of $1.00 per share. The dividend was paid on January 30, 2003. The total paid was $7.3 million. The Company previously had not declared nor paid any cash dividends or distributions on its common stock since its inception in 1997. In addition, API's credit facility prohibits the payment of cash dividends from it to First Aviation without the lender's consent. At this time, the Company anticipates that all future earnings will be retained for use in the Company's business. Any payment of cash dividends in the future on the Company's common stock will be dependent upon the Company's financial condition, its results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it (as described above), and restrictions, if any, under any future debt obligations, as well as any other factors that the Board of Directors deems relevant.

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

Off -Balance Sheet Arrangements

         The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations


                                                                         Payments due by period
                                                                  Less than        1-3          3-5      More than
(Amounts in thousands)                                 Total        1 year        years        years      5 years
                                                    ----------- -------------- ----------- ----------- --------------

Long-Term Debt Obligations (1)                      $   14,500   $        -     $  14,500    $      -    $      -

Capital Lease Obligations                                    -            -             -           -           -

Operating Lease Obligations (2)                          5,747          961         1,508       1,365       1,913

Purchase Obligations (3)                                15,324       15,324             -           -           -

Other Long-Term Liabilities (4)                          1,041            -             -           -       1,041

Total                                               $   36,612   $   16,285     $  16,008    $  1,365    $  2,954


Notes to Contractual Obligations Data:

(1) Long-term debt consists of API's $20 million revolving line of credit through a Commercial Revolving Loan and Security Agreement as described in the Liquidity and Capital Resources, above.

(2) Operating leases includes minimum rental payments under noncancellable operating leases of one year or longer.

(3) Purchase obligations represent cancelable open purchase orders in the normal course of business for parts inventory. Although such open purchase orders are generally cancelable, the Company intends to execute substantially all of them.

(4) Other long-term liabilities represent a minority interest in subsidiary consisting of preferred stock, at face value, in the Company's principal subsidiary, Aerospace Products International, Inc., which was purchased by AMR Combs Inc. and is now held by Signature Flight Support, an affiliate of BBA Group Plc., the acquirer of AMR Combs, Inc. as described in Liquidity and Capital Resources, above.


Item 7A.   Quantitative and Qualitative Disclosures about Market Risks

         The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains and losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholders Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. During the year ended January 31, 2004, the Company experienced an increase in other comprehensive income of $334,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.   Controls and Procedures

The Company's management evaluated, with the participation of First Aviation's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2004. Based on their evaluation, First Aviation's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-l5(f) and 15d-l5(f) under the Exchange Act) that occurred during the Company's fourth fiscal quarter of the fiscal year ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Other than information with respect to First Aviation's executive officers, which is set forth after Item 4 of Part I of this Form 10-K, the information required to be disclosed pursuant to this Item 10 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


Item 11.   Executive Compensation

The information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


Item 13.   Certain Relationships and Related Transactions

The information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


Item 14.   Principal Accounting Fees & Services

The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV


Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

     (1) Financial Statements: See Index to Consolidated Financial Statements, which appears on Page F-1 hereof.

     (2) Financial Statement Schedule II - Valuation and Qualifying Accounts, which appears on Page F-22 hereof. (All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.)

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

10.2 Asset Purchase Agreement, dated November 25, 1996, by and between AMR Combs and API (filed as Exhibit 10.9 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on January 24, 1997, and incorporated herein by reference).

10.3  *    First  Aviation  Services  Inc.  Stock  Incentive  Plan (filed as
           Exhibit 10.14 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.4  *    First Aviation  Services Inc. Employee Stock Purchase Plan (filed as Exhibit 10.15 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.5 Amended and Restated Registration Rights Agreement, dated as of February 21, 1996, by and between the Company and FAS Inc. (filed as Exhibit 10.24 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.6 Sublease Agreement, dated as of December 31, 1996, between First Equity and the Company (filed as Exhibit 10.30 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.7  *    Amendment  No.  1 to  the  First  Aviation  Services  Inc.  Stock
           Incentive Plan (filed as exhibit 10.39 to Company's Annual Report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.8 Commercial Revolving Loan and Security Agreement, dated March 30, 2000, by and between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

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

10.14  *   Amendment  No.  2 to  the  First  Aviation  Services  Inc.  Stock
           Incentive Plan (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-25915) on September 20, 2001, and incorporated herein by reference).

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


10.19 Fifth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2003 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, and incorporated herein by reference).

10.20 Fifth Reaffirmation of Guaranty dated as of July 31, 2003 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
           Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, and incorporated herein by reference).


10.21 Amendment No. 3 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, and incorporated herein by reference).

10.22  *   Employment Agreement, dated as of October 7, 2003, between the
           Company and Robert G. Costantini.

10.23  *   Form of Incentive Stock Option Award Agreement Letter Pursuant to
           the 1997 Stock Incentive Plan.


10.24  *   Officer Indemnification Agreement dated as of October 27, 2003 between the Company and Robert G. Costantini.

10.25  *   Employment Agreement, dated as of February 2, 2004, between
           Aerospace Products International, Inc. and Paul J. Fanelli.

10.26  *   Amendment to Employment  Agreement,  dated as of April 5, 2004, between Aerospace Products  International,  Inc. and Paul J. Fanelli.

10.27  *   Relocation Agreement, dated as of February 16, 2004, betweeen
           Aerospace Products International, Inc. and Paul J. Fanelli.

21.1       List of Subsidiaries.

23.1       Consent of Ernst & Young LLP.

31.1       Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2       Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).



     *  Management contracts or compensatory plans or arrangements.


(b) Reports on Form 8-K

         None, except that a Current Report on Form 8-K dated December 15, 2003 was furnished, announcing under Item 12, the Company's third quarter results for the quarterly period ended October 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2004.


                                        FIRST AVIATION SERVICES INC.


                                        By:  /s/ Robert G. Costantini
                                             ------------------------
                                            Robert G. Costantini
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)


  Signature                       Title                          Date
  ---------                       -----                          ----



 /s/ Aaron P. Hollander           Chairman of the Board          April 29, 2004
 --------------------------
 Aaron P. Hollander



 /s/ Michael C. Culver            Chief Executive Officer        April 29, 2004
 --------------------------       and Director (Principal
 Michael C. Culver                Executive Officer)



 /s/ Stanley J. Hill              Director                       April 29, 2004
 --------------------------
 Stanley J. Hill




 /s/ Robert L. Kirk               Director                       April 29, 2004
 --------------------------
 Robert L. Kirk



 /s/ Joseph J. Lhota              Director                       April 29, 2004
 --------------------------
 Joseph J. Lhota

                          First Aviation Services Inc.

                        Consolidated Financial Statements

               For the years ended January 31, 2004, 2003 and 2002




                   Index to Consolidated Financial Statements

Report of Independent Auditors................................................F2

Consolidated Financial Statements:

Consolidated Balance Sheets...................................................F3
Consolidated Statements of Operations.........................................F4
Consolidated Statements of Stockholders' Equity...............................F5
Consolidated Statements of Cash Flows.........................................F6
Notes to Consolidated Financial Statements................................F7-F21

Schedule II - Valuation and Qualifying Accounts..............................F22


                                       F1

                         Report of Independent Auditors





The Board of Directors and Stockholders
First Aviation Services Inc.


We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. at January 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective February 1, 2002.


                                          /s/  Ernst & Young LLP



Stamford, Connecticut
April 2, 2004

                                       F2

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                          January 31,
Assets                                                                  2004           2003
                                                                  -----------    -----------
Current assets:
     Cash and cash equivalents                                       $25,144        $26,013
     Trade receivables, net                                           13,499         13,739
     Inventories, net                                                 22,344         20,617
     Prepaid expenses and other                                        1,032          1,033
                                                                  -----------    -----------

Total current assets                                                  62,019         61,402

Plant and equipment, net                                               2,963          3,639
                                                                  -----------    -----------

                                                                     $64,982        $65,041
                                                                  ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                 $9,561        $10,324
     Accrued compensation and related expenses                         1,116          1,060
     Other accrued liabilities                                         1,260          1,009
     Income taxes payable                                                939          1,009
     Current obligations under capital leases                              -              4
                                                                  -----------    -----------

Total current liabilities                                             12,876         13,406

Long-term debt                                                        14,500         14,500
Minority interest in subsidiary                                        1,041          1,041
                                                                  -----------    -----------

Total liabilities                                                     28,417         28,947

Stockholders' equity
     Common stock, $0.01 par value, 25,000,000 shares authorized,
          9,135,699 shares issued                                         91             91
     Additional paid-in capital                                       38,375         38,445
     Retained earnings                                                 7,554          7,543
    Accumulated other comprehensive income (loss)                        238            (96)
                                                                  -----------    -----------

                                                                      46,258         45,983
     Less:  Treasury stock, at cost, 1,851,606 and 1,884,989
          shares, respectively                                        (9,693)        (9,889)
                                                                  -----------    -----------
     Total stockholders' equity                                       36,565         36,094
                                                                  -----------    -----------

Total liabilities and stockholders' equity                           $64,982        $65,041
                                                                  ===========    ===========


See accompanying notes.


                                       F3

                          First Aviation Services Inc.

                      Consolidated Statements of Operations
               (in thousands, except share and per share amounts)



                                                                                             Year ended January 31,
                                                                                        --------------------------------
                                                                                             2004       2003       2002
                                                                                        ---------- ---------- ----------

Net sales                                                                                $105,777   $101,737   $105,696
Cost of sales                                                                              86,241     83,264     86,680

                                                                                        ---------- ---------- ----------
Gross profit                                                                               19,536     18,473     19,016

Selling, general and administrative expenses                                               17,032     17,656     16,896
Corporate expenses                                                                          2,625      2,394      2,628
Litigation income                                                                               -          -       (735)

                                                                                        ---------- ---------- ----------
Income (loss) from operations                                                                (121)    (1,577)       227
Interest income                                                                               154        273        592
Interest and other expenses                                                                    (5)       (67)      (291)
Minority interest in subsidiary                                                               (42)       (42)       (42)

                                                                                        ---------- ---------- ----------
Income (loss) before income taxes                                                             (14)    (1,413)       486
(Provision) benefit for income taxes                                                           25     (1,786)      (194)

                                                                                        ---------- ---------- ----------
Income (loss) from continuing operations before cumulative
    effect of accounting change                                                                11     (3,199)       292

Gain from dispositions of subsidiaries                                                          -          -        960
Cumulative effect of accounting change                                                          -     (2,735)         -

                                                                                        ---------- ---------- ----------
Net income (loss)                                                                             $11    $(5,934)    $1,252
                                                                                        ========== ========== ==========

Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Income (loss) from continuing operations before cumulative
    effect of accounting change                                                             $0.00     $(0.44)     $0.04
Gain from dispositions of subsidiaries                                                          -          -       0.13
Cumulative effect of accounting change                                                          -      (0.38)         -

                                                                                        ---------- ---------- ----------
Basic net income (loss) per  share, and net income (loss) per
    share - assuming dilution                                                               $0.00     $(0.82)     $0.17
                                                                                        ========== ========== ==========

Weighted average shares outstanding - basic                                             7,267,368  7,224,532  7,197,941
                                                                                        ========== ========== ==========

Weighted average shares outstanding - assuming dilution                                 7,281,598  7,224,532  7,208,725
                                                                                        ========== ========== ==========


See accompanying notes.



                                       F4

                          First Aviation Services Inc.

                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)




                                           Common
                                            Stock                               Accumulated
                                         ----------------- Additional              Other
                                           Number           Paid-in   Retained Comprehensive   Sub-    Treasury
                                         of Shares  Amount  Capital   Earnings Income (Loss)   Total    Stock    Total
                                         ---------- ------ ---------- -------- ------------- -------- --------- --------

Balances at January 31, 2001             7,184,704    $91    $38,625  $19,476            $-  $58,192  $(10,360) $47,832

Shares issued to directors                  30,149      -       (109)       -             -     (109)      241      132
Common shares repurchased                   (1,100)     -          -        -             -        -        (5)      (5)
Other comprehensive loss                         -      -          -        -          (193)    (193)        -     (193)
    Net income                                   -      -          -    1,252             -    1,252         -    1,252
                                         ---------- ------ ---------- -------- ------------- -------- --------- --------

Balances at January 31, 2002             7,213,753     91     38,516   20,728          (193)  59,142   (10,124)  49,018
                                         ---------- ------ ---------- -------- ------------- -------- --------- --------

Exercise of stock options to purchase
    common shares                           10,800      -          -        -             -        -        63       63
Shares issued under qualified plans
    and to directors                        26,157      -        (71)       -             -      (71)      172      101
Other comprehensive income                       -      -          -        -            97       97         -       97
Dividends paid                                   -      -          -   (7,251)            -   (7,251)        -   (7,251)
    Net loss                                     -      -          -   (5,934)            -   (5,934)        -   (5,934)
                                         ---------- ------ ---------- -------- ------------- -------- --------- --------

Balances at January 31, 2003             7,250,710    $91    $38,445   $7,543          $(96) $45,983   $(9,889) $36,094
                                         ---------- ------ ---------- -------- ------------- -------- --------- --------

Shares issued under qualified plans
    and to directors                        33,383      -        (70)       -             -      (70)      196      126
Other comprehensive income                       -      -          -        -           334      334         -      334
    Net Income                                   -      -          -       11             -       11         -       11
                                         ---------- ------ ---------- -------- ------------- -------- --------- --------

Balances at January 31, 2004             7,284,093    $91    $38,375   $7,554          $238  $46,258   $(9,693) $36,565
                                         ========== ====== ========== ======== ============= ======== ========= ========

See accompanying notes.


                                       F5

                          First Aviation Services Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)




                                                                                                 Year ended January 31,
                                                                                              --------------------------
                                                                                                 2004     2003     2002
                                                                                              -------- -------- --------
Cash flows from operating activities
Net income (loss)                                                                                 $11  $(5,934)  $1,252

Adjustments to reconcile net income (loss) to net cash from operating activities - non cash expense (income):
     Depreciation and amortization                                                              1,101    1,372    1,399
     Deferred income taxes                                                                          -    1,786        -
     Compensation paid through issuance of stock                                                  121      104      112
     Gain from dispositions of subsidiaries                                                         -        -     (960)
     Cumulative effect of accounting change                                                         -    2,735        -
(Increase) decrease in working capital assets:
          Trade receivables                                                                       416    2,418      467
          Inventories                                                                          (1,561)   2,399    1,708
          Prepaid expenses and other assets                                                        10      421      (73)
Increase (decrease) in working capital liabilities:
          Accounts payable                                                                       (775)  (1,140)  (2,032)
          Other accrued liabilities                                                               188     (685)       -
          Income taxes payable                                                                    (70)     (87)       -

                                                                                              -------- -------- --------
Net cash provided by (used in) operating activities                                              (559)   3,389    1,873

Cash flows from investing activities
Purchases of plant and equipment and other assets                                                (484)    (925)    (683)
Proceeds from disposals of plant and equipment and other assets                                    70        -        -
Purchase of assets from Superior, including acquisition costs                                       -        -   (5,028)

                                                                                              -------- -------- --------
Net cash used in investing activities                                                            (414)    (925)  (5,711)

Cash flows from financing activities
Net borrowings (repayments) on long-term debt and capital lease
      obligations                                                                                  (4)    (476)   3,076
Dividends paid                                                                                      -   (7,251)       -
Repurchases of common stock for treasury and other                                                  5       60       20

                                                                                              -------- -------- --------
Net cash provided by (used in) financing activities                                                 1   (7,667)   3,096

Effect of exchange rate changes on cash and cash equivalents                                      103      103        -

                                                                                              -------- -------- --------
Net change in cash and cash equivalents                                                         $(869) $(5,100)   $(742)
Cash and cash equivalents at the beginning of the year                                         26,013   31,113   31,855

                                                                                              -------- -------- --------
Cash and cash equivalents at the end of the year                                              $25,144  $26,013  $31,113
                                                                                              ======== ======== ========

Supplemental cash flow disclosures
Cash paid for:
     Interest                                                                                     $61      $54     $130
                                                                                              ======== ======== ========

     Income taxes (refunded) paid, net                                                           $124    $(322)   $(748)
                                                                                              ======== ======== ========


See accompanying notes.

                                       F6

                          First Aviation Services Inc.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

1.   Business and Basis of Presentation

First Aviation Services Inc. ("First Aviation"), through its wholly-owned subsidiaries, Aircraft Products International, Ltd., API Asia Pacific, Inc., and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively the "Company"), is one of the premier suppliers of products and services to the aerospace industry worldwide, including the provisioning of aircraft parts and components, and supply chain management services. The Company also performs overhaul and repair services for brakes and starter/generators, and builds custom hose assemblies. The Company has its headquarters in Westport, Connecticut.

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

As described in Note 9, during the year ended January 31, 2003 the Company changed its accounting for goodwill and, accordingly, reported the net cumulative effect of the accounting change separately in the consolidated statements of operations.


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

Sales to unaffiliated foreign customers were approximately 22%, 18% and 17% of net sales for the years ended January 31, 2004, 2003 and 2002, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America, and Europe.

The Company provides credit in the form of trade accounts receivable to its customers. The Company generally does not require collateral to support domestic customer receivables. Receivables arising from export activities may be supported by foreign credit insurance. The Company performs ongoing credit evaluations of its customers and maintains allowances that management believes are adequate for potential credit losses. During the year ended January 31, 2003, due to continued deteriorating economic conditions, especially in the aerospace industry, the Company recorded a charge of $804 to increase its allowance for doubtful accounts. The allowance for doubtful accounts was $1,418 and $1,656, at January 31, 2004 and 2003, respectively.

Shipping and Handling Revenues and Costs

Fees billed to customers associated with shipping and handling activities are classified as revenue, and costs associated with shipping and handling, are classified as part of cost of sales. Previously, shipping and handling costs were included in selling, general and administrative expenses. For the year ended January 31, 2003 the Company first classified costs associated with shipping and handling as part of cost of sales. These costs have been reclassified to cost of sales for the prior period presented.

Stock Based Compensation and Stock Options Issued to Employees

In lieu of cash, the Company's directors elect to receive their compensation in the form of the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the years ending January 31, 2004, 2003 and 2002 since all grants were issued at the fair market value of the Company's common stock at the date of grant.

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


                                       F8

The fair value of each option issued was estimated at the date of grant using the following assumptions for the years ended January 31:


                                       2004         2003         2002
                                   --------- ------------ ------------

Expected dividend yield                 0.0%         0.0%         0.0%

Risk-free interest rate                 1.9%         2.5%         4.0%

Expected volatility                    37.8%        37.4%        41.9%

Expected life of option                 5.0 years    5.0 years    4.0 years

Weighted-average fair value
 of options granted during
 the year                            $ 1.15       $ 1.77       $ 1.64

Using the above noted assumptions and the weighted-average fair value of each option granted, the following shows the Company's results if the fair value of options issued had been recorded as an expense.


                                              2004      2003     2002
                                           -------- --------- --------

Net income (loss) as reported                  $11   $(5,934)  $1,252

Pro forma net compensation expense for
 issuance of stock options                      42       295      122
                                           -------- --------- --------

Pro forma net income (loss)                   $(31)  $(6,229)  $1,130
                                           ======== ========= ========

Basic net income (loss) per share, and net
 income (loss) per share - assuming
 dilution as reported                       $ 0.00   $ (0.82)  $ 0.17

Pro forma basic net income (loss) per
 share, and net income (loss) per share -
 assuming dilution                          $ 0.00   $ (0.86)  $ 0.16
                                           ======== ========= ========


Cash and Cash Equivalents

Cash and cash equivalents at any time may consist of a combination of demand deposits, money market or short-term, high-grade bond funds and short-term certificates of deposit purchased with original maturities of less than three months.

Inventories

Inventories generally consist of aircraft parts and components and are stated at the lower of cost or market, using the first-in, first-out method. Provisions are made in each period for the estimated effect of obsolete and slow moving inventories. Actual obsolete and slow moving inventories may differ significantly from such estimates, and such differences could be material to the financial statements. The allowance for obsolete and slow moving inventory was $1,013 and $997, at January 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amount of the Company's borrowings under its revolving credit agreements approximates fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying amount of the minority interest in subsidiary represents API preferred stock, at face value, which management believes adequately provides for its potential future repurchase.


                                       F9

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

Goodwill

In prior years, goodwill consisted of the excess of the purchase price of API and Superior over the fair value of the net assets acquired. As described in
Note 9, all goodwill was written off during the three months ended April 30, 2002 upon the required adoption of an accounting change. Amortization expense was $65 for the year ended January 31, 2002.

Long-Lived Assets

During the year ended January 31, 2003, the Company adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under FAS 144, an impairment loss must be recognized when the carrying amount of a long-lived asset exceeds its fair value. In the event that the carrying amounts of long-lived assets may be impaired, an assessment of recoverability must be performed. The assessment process consists of comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required. If this review process indicates that the asset will not be recoverable, the carrying value of the asset must be reduced to its estimated realizable value. The adoption of FAS 144 had no effect on the consolidated financial position of the Company. No asset impairments were recorded during the years ended January 31, 2004, 2003 and 2002.

Principal Suppliers

API has five suppliers of parts and components from which approximately 45%, 49% and 53% of its total purchases were made during the years ended January 31, 2004, 2003 and 2002, respectively. Accounts payable to these vendors totaled $2,152 and $2,531 at January 31, 2004 and 2003, respectively. An inability to maintain timely access to parts and components from these vendors on commercially reasonable terms would have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records valuation allowances against deferred tax assets as deemed necessary. As described in Note 6, during the year ended January 31, 2003 the Company recorded a charge of $1,993 to establish a valuation allowance against its deferred tax assets.


                                       F10

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) arose from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The increase in other comprehensive income during the years ended January 31, 2004 and 2003, respectively, was due to an increase in the value of the Canadian dollar relative to the U.S. dollar. Comprehensive income (loss) for the years ended January 31, 2004, 2003 and 2002, respectively, was as follows:


                                              2004     2003     2002
                                             ------ --------- --------

Net income (loss) as reported                  $11   $(5,934)  $1,252

Pro forma net impact of foreign currency
 translation adjustments - gain (loss)         334        97     (193)
                                             ------ --------- --------

Comprehensive net income (loss)               $345   $(5,837)  $1,059
                                             ====== ========= ========



Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.


3.   Plant and Equipment

Plant and equipment consist of the following:
                                                         January 31,
                                                        2004     2003
                                                     -------- --------

 Machinery and equipment                              $1,982   $2,025
 Buildings and leasehold improvements                  1,236    1,219
 Computer equipment, software, office furniture,
   fixtures and other office equipment                 6,147    5,681
 Construction-in-process                                 153      184
                                                     -------- --------
                                                       9,518    9,109

 Less:  accumulated depreciation                      (6,555)  (5,470)
                                                     -------- --------
                                                      $2,963   $3,639
                                                     ======== ========

In years ending prior to January 31, 2004, certain equipment had been pledged as collateral under capital leases. Amortization of these assets was included in depreciation and amortization.


                                       F11

4.   Obligations Under Capital Leases and Long-Term Debt

                                                        January 31,
                                                     -----------------
                                                        2004     2003
                                                     -------- --------

Current obligations under capital leases             $     -  $     4
                                                     ======== ========

Long-term debt - revolving line of credit            $14,500  $14,500
                                                     ======== ========


API has a $20,000 revolving line of credit through a Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. Borrowings under the Facility were $14,500 at January 31, 2004, at an interest rate of approximately 2.6%. An additional total of approximately $3.1 million was available to borrow under the Facility at January 31, 2004. In February 2004, the Company repaid $13,500 of the debt outstanding. Effective July 31, 2003, API extended the maturity date of the Facility to July 1, 2005 from July 1, 2004. The extension of the agreement was on the same terms and conditions as the prior Facility. As a result of the extension, borrowings under the Facility continue to be classified as long-term. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rate is variable and resets frequently.

For the year ended January 31, 2003, the Company had leased certain equipment under leases that had been classified as capital leases. The obligations under the capital leases were recorded at the net present value of the future minimum lease payments. All such obligations due within one year from the balance sheet date are therefore classified as current. Interest expense on the obligations was recorded as incurred.


5.   Stockholders' Equity

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. With certain limitations, the plan allows for eligible employees to purchase stock through payroll deductions at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. The Company issued 1,283 and 3,640 shares from treasury stock to employees under the ESPP during the years ended January 31, 2004 and 2003, respectively. At January 31, 2004, 187,845 shares were available for purchase under the ESPP.

The Company also has a Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock grants and stock purchase rights. The Company's shareholders voted at the 2003 annual meeting to approve the increase in the number of shares available under the Plan. On September 12, 2003, the Company filed a registration statement on Form S-8 to register 200,000 additional shares of common stock, for issuance pursuant to awards under the Plan. Subsequently, a total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. Only employee stock options and shares issued to directors have been issued under the Plan.

                                       F12

All of the stock options vest ratably over two to five-year periods, beginning one year after the date of the grant, and expire ten years after issuance. Since the exercise price of all of the options granted during the years ended January 31, 2004, 2003 and 2002 was at or above the fair market value per share of the Company's common stock at the dates of grant, no compensation expense relating to stock options was recorded. At January 31, 2004, options for 753,500 shares (after forfeitures) had been issued under the Plan. The following table is a summary of activity related to stock options for the respective years ended January 31,:

                     2004                 2003                 2002
              -------------------- -------------------- --------------------
                         Weighted-            Weighted-            Weighted-
                Number    Average    Number    Average    Number    Average
                  Of     Exercise      Of     Exercise      Of     Exercise
               Options     Price    Options     Price    Options     Price
              ---------- --------- ---------- --------- ---------- ---------
Outstanding
 at beginning
 of year        598,200    $ 5.18    389,000    $ 5.36    375,500    $ 6.16

Granted         115,000      3.21    220,000      4.82    198,500      4.36

Exercised             -         -    (10,800)     4.31          -         -

Forfeited      (120,500)     4.49          -         -   (185,000)     5.90
              ---------- --------- ---------- --------- ---------- ---------

Outstanding
 at end of
 year           592,700     $4.94    598,200     $5.18    389,000     $5.36
              ========== ========= ========== ========= ========== =========

Exercisable
 at end of
 year           314,368     $5.59    258,864     $5.14    155,249     $6.57
              ========== ========= ========== ========= ========== =========



The following table is a summary of information about stock options outstanding at January 31, 2004:


                      Options Outstanding                            Options Exercisable
---------------------------------------------------------------  ----------------------------
                                  Weighted-
   Range of        Number          Average         Weighted-                Weighted-Actual
   Exercise          Of           Remaining     Actual Average   Number of   Average Exercise
    Prices         Options      Contractual     Exercise Price    Options         Price
                                     Life
--------------- -------------  ---------------  ---------------  ---------  -----------------
  $2.74 - 6.00       542,700      7.6 years              $4.47    264,368              $4.75
         10.00        50,000      3.4 years              10.00     50,000              10.00
--------------- -------------  ---------------  ---------------  ---------  -----------------

$2.74 - $10.00       592,700      7.2 years              $4.94    314,368              $5.59
=============== =============  ===============  ===============  =========  =================

All of the Company's current directors elected to receive their compensation for the years ended January 31, 2004, 2003 and 2002 paid in the form of shares of the Company's common stock. The fair market value of the Company's common stock at the date of issuance was charged to expense with a corresponding decrease to treasury stock and additional paid-in capital. Such compensation expense totaled $121, $104 and $109, and the number of shares issued was 32,100, 22,517 and 25,452 for the years ended January 31, 2004, 2003 and 2002, respectively. A total of 117,404 shares have been issued to directors under the Plan.


At January 31, 2004, 329,096 shares were available to be issued under the Plan.

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

                                       F13

During the year ended January 31, 2002, the Company repurchased 1,100 shares of its common stock. The aggregate share repurchases since the repurchase program began totaled 2,024,498 shares at January 31, 2002. The aggregate cost of the common shares repurchased was approximately $10,708, or $5.29 per share at January 31, 2002. Approximately 94,000 shares still may be repurchased under this program.

In conjunction with the API acquisition, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total adjusted proceeds to the Company were $1,041. This transaction has been accounted for as minority interest in subsidiary in the accompanying consolidated balance sheets. Dividends are payable on a quarterly basis on the Preferred Stock at an annual rate of $4.00 per share; accordingly, dividends of $42 were paid during each of the years ended January 31, 2004, 2003 and 2002, respectively, and have been reflected as minority interest in subsidiary in the accompanying consolidated statements of operations. The Preferred Stock is convertible into ten percent of the common stock of API as of the date of conversion, prior to any dilution to the Preferred Stock.

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

On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc.


6.   Income Taxes

The provision (benefit) for income taxes on continuing operations is as follows:

                                             Year ended January 31,
                             -------------------------------------------------
                                 2004              2003             2002
                             --------------    --------------   --------------

  Current:
       Federal & Foreign     $       68        $        -       $      236
       State                          -                 -              (42)
                             --------------    --------------   --------------
                                     68                 -              194

  Deferred:
       Federal               $      (93)       $    1,760       $        -
       State                          -                26                -
                             --------------    --------------   --------------
                                    (93)            1,786                -
                             --------------    --------------   --------------

  Total provision (benefit)  $      (25)       $    1,786       $      194
                             ==============    ==============   ==============


                                       F14

A reconciliation between the income tax provision (benefit) computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

                                               Year ended January 31,
                                               -----------------------
                                                   2004    2003  2002
                                               --------- ------- -----


Provision (benefit) at federal statutory rate    (34.0)% (34.0)% 34.0%
State tax (benefit), net of federal               (29.3)   (1.8) (7.9)
Foreign tax provision, net of federal             314.1       -     -
Non-deductible items                              328.3     3.0  13.8
Prior year and other items                     (2,743.4)   18.2     -
Deferred tax valuation allowance                1,985.7   141.0     -
                                               --------- ------- -----
                                                (178.6)%  126.4% 39.9%
                                               ========= ======= =====

Deferred tax assets result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:

                                                         January 31,
                                                       ---------------
                                                         2004    2003
                                                       ------- -------

Financial statement accruals not currently
    deductible for income tax purposes, tax goodwill
     basis in excess of book, and
     net operating loss carryforwards                  $2,271  $1,993
                                                       ------- -------
                                                        2,271   1,993
Valuation allowance                                    (2,271) (1,993)
                                                       ------- -------
Net deferred income tax assets                         $    -  $    -
                                                       ======= =======

For the fiscal year ended January 31, 2004, the Company recorded a net benefit from income taxes of $25. The benefit was from a $93 credit from a U.S. federal refund received that is offset by foreign income tax expense of $68, for operations in Canada and the Philippines. The accrual for the refund received was offset in its entirety by the valuation reserve that had been recorded by the Company during the prior year, but changes to U.S. federal income tax regulations during the current fiscal year just ended allowed the Company to carry back the benefit to prior years, and receive a refund. The effective rate of (178.6)% for the year ended January 31, 2004 is the result of the tax benefit from the U.S. federal refund received, state tax benefits and changes in the deferred tax valuation allowance due primarily to depreciation expenses. The Company also increased the valuation reserve for the year ended January 31, 2004, by $278, against deferred tax assets resulting from temporary differences. The Company has net operating loss carryforwards totaling approximately $1,235 for federal income tax purposes. The carryforwards expire in 2023 and 2024.

For the fiscal year ended January 31, 2003, the Company incurred a pre-tax loss for the full fiscal year. The Company had incurred a cumulative loss over the prior three years. This cumulative loss triggered certain provisions under FAS 109, "Accounting for Income Taxes", that required the Company to re-evaluate its deferred income tax assets. As a result, the Company took a charge of $1,993 to establish a valuation allowance against its deferred income tax assets since, under the provisions of FAS 109, a greater emphasis is placed on three-year cumulative losses as an indicator of the Company's ability to realize its deferred income tax assets than the potential for future income. The valuation allowance will be reversed in future years if financial results increase sufficiently to support the net book value of the assets. The increase in the deferred tax asset is due principally to the benefit from the Company's write-off of its goodwill. Based upon a number of factors, including the nature of the temporary differences and the timing of their reversal, the Company believed that the utilization of the deferred tax benefit at January 31, 2002 was more likely than not; therefore, a valuation reserve was not provided in that year.

                                       F15

7.   Employee Benefits Plan

API maintains a defined contribution savings plan, qualified under Section 401(k) of the Internal Revenue Code, that covers substantially all of its full-time employees. The savings plan allows employees to defer up to 15 percent of their salary, with the Company partially matching employee contributions. Employees vest in the Company contribution ratably over three years. The Company expensed $167, $195 and $171 related to the savings plan in the years ended January 31, 2004, 2003 and 2002, respectively. Employees do not have an option to invest in the Company's stock under the savings plan.


8.   Related Parties

Effective February 1, 2002, the Company and First Equity Development Inc. ("First Equity"), the wholly-owned subsidiary of First Equity Group, Inc., the majority stockholder of the Company, entered into a two-year agreement relating to the allocation of potential investment and acquisition opportunities in the aerospace parts distribution and logistics businesses. The agreement was approved by the independent members of the Board of Directors, and was renewed on a month-to-month basis effective February 1, 2004. Pursuant to the agreement, First Equity agreed that neither First Equity nor any of its majority-owned subsidiaries would consummate any acquisition of a majority interest in any business anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to choose to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the independent members of the Board of Directors of the Company. The agreement is subject to early termination in the event First Equity reduces its ownership interest in the Company to less than 10% of the Company's outstanding voting securities. The agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from aerospace parts distribution or logistics, nor to any advisory services performed by First Equity on behalf of third parties.

Effective February 1, 2002, the Company entered into a two-year advisory agreement with First Equity. The advisory agreement was approved by the independent members of the Board of Directors, and was renewed on a month-to-month basis effective February 1, 2004. Pursuant to the terms of this agreement, First Equity provides the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The Company pays First Equity a $30 monthly retainer, and reimburses First Equity for its out-of-pocket expenses. In addition, upon the successful completion of certain transactions, the Company will pay a fee to First Equity (the "Success Fee"). The amount of any Success Fee will be established by the independent members of the Board of Directors and will be dependent upon a variety of factors, including, but not limited to, the services provided and the size and the type of transaction. Up to one year's worth of retainer fees paid can be applied as a credit against any Success Fee, subject to certain limitations. During each of the years ended January 31, 2004 and 2003, respectively, the Company paid First Equity retainer fees of $360, and no Success Fee. During the year ended January 31, 2002 the Company paid First Equity retainer fees of $340, as First Equity voluntarily reduced the amount of its retainer fees for the four months ended January 31, 2002, and no Success Fee. The agreement can be terminated by either party upon 30 days written notice to the other party.

The Company and First Equity have entered into an arrangement whereby First Equity provides the Company with various additional services to assist the Company. These services are not part of the advisory agreement, described above, but derive from the work First Equity performs under the agreement. Therefore, First Equity does not charge the Company additional fees in connection with the provision of such services. These services include (i) detailed financial modeling for new business proposals, (ii) Board of Directors presentation analyses, (iii) investor relations marketing and presentations, (iv) various analyses for API, including benchmarking, financial analysis, and competitive market analysis, and (v) other financial analyses for the Company, including stock buy-back, valuations, and capital structure analysis. The Company's CEO and CFO have unlimited access to these resources when requested.

                                       F16

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $80, $83, and $91, for the years ended January 31, 2004, 2003, and 2002, respectively.

The Company and First Equity share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The allocation of such expenses is based on a methodology approved by the Audit Committee of the Board of Directors on a pre-determined basis. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of The Company's audit committee reviews the allocation of expenses quarterly. Some business development expenses, such as joint marketing expenses and business organizational dues, are shared on an equal basis. In addition, the amounts of expenses are reimbursed by the Company to First Equity in the amount of the actual costs incurred for Company expenses, without a markup of any kind. These expenses average approximately $5 per month.

In order to simplify the administration of payroll, certain employees of the Company who are authorized to perform services for both the Company and First Equity are paid through the payroll of First Equity. Employees of the Company who work exclusively for the Company by agreement are paid through the payroll of API, the Company's principal subsidiary.

The Company paid Imtek, an affiliate of First Equity, approximately $29 for printing, insertion, and mailing services, for the year ended January 31, 2004 and approximately $37 per year in each of the years ended January 31, 2003 and 2002, respectively, for printing, insertion and mailing services, and reimbursed Imtek for actual expenses incurred. These services were cancelled during the year ended January 31, 2004.

The Company paid an employee of Skip Barber Racing Inc., an affiliate of First Equity, during the year ended January 31, 2004, $22 to reimburse such affiliate for the use of the affiliates' in-house counsel, for services performed exclusively for the Company.

In the year ended January 31, 2004, a family member of an executive of the Company was paid salary and bonus of approximately $110 as an employee of a subsidiary of the Company.


9.   Accounting Change

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


                                       F17

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



11.  Gain from Dispositions of Subsidiaries

Details of the gain from dispositions of subsidiaries, are as follows:

                                              Year ended January 31,
                                             -------------------------
                                              2004    2003       2002
                                             ------  ------   --------

Gain from dispositions of subsidiaries:
       AeroV                                    $-      $-       $191
       NAC                                       -       -        769
                                             ------  ------   --------

                                                $-      $-       $960
                                             ======  ======   ========

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


                                       F18

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


12.  Net Income (Loss) per Share

The following sets forth the denominator used in the computation of basic earnings per share and earnings per share - assuming dilution.

                                       Years ended January 31,
                                --------------------------------------
                                       2004         2003         2002
                                ------------ ------------ ------------

 Denominator for basic net
  income (loss) per share -
  weighted average shares         7,267,368    7,224,532    7,197,941

 Effect of dilutive warrants
  and employee stock options         14,230          N/A       10,784
                                ------------ ------------ ------------

 Denominator for net income
  (loss) per share - assuming
  dilution - adjusted weighted
  average shares and assumed
  conversions                     7,281,598    7,224,532    7,208,725
                                ============ ============ ============

For the year ended January 31, 2003, the denominator used in the calculation of loss per share from continuing operations - assuming dilution, was the same as the denominator used for basic loss per share because the effect of warrants and options would have been antidilutive.


                                       F19

13.  Commitments and Contingencies

Commitments

The Company leases certain warehouse facilities, equipment and office space. Certain of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain lease agreements also contain escalation clauses that are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of January 31, 2004 are as follows:


         Year ending January 31, 2005                    $   931
         Year ending January 31, 2006                        746
         Year ending January 31, 2007                        757
         Year ending January 31, 2008                        729
         Year ending January 31, 2009                        636
         Thereafter                                        1,913
                                                     -------------------
                                                         $ 5,712
                                                     ===================


Future minimum rental payments for the years ended January 31, 2005 through January 31, 2006 are net of sublease income of $35. Rental expense under noncancelable operating leases amounted to $1,031, $982, and $918 for the years ended January 31, 2004, 2003 and 2002, respectively.

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


                                       F20


14.  Quarterly Financial Information (unaudited)


                                                              First           Second          Third          Fourth
                                                             Quarter          Quarter        Quarter         Quarter
Year ended January 31, 2004                                  -------          -------        -------         -------
Net sales                                                 $    25,605      $  25,278       $  27,756      $  27,138

Gross profit                                                    4,875          4,807           5,106          4,748

Net income (loss)                                                 120          (220)              17             94

Basic and diluted net income (loss) per share             $      0.02      $  (0.03)       $    0.00      $    0.01




                                                             First           Second          Third          Fourth
                                                             Quarter         Quarter        Quarter         Quarter (1)
                                                           -------          -------        -------       -----------
Year ended January 31, 2003

Net sales                                                 $    24,998      $  26,165       $  26,611      $  23,963

Gross profit                                                    4,674          4,924           5,131          3,744

Income (loss) before cumulative effect of
    accounting change                                              78          (145)             121        (3,253)

Cumulative effect of accounting change                        (2,735)              -               -              -

Net income (loss)                                             (2,657)          (145)             121        (3,253)

Basic income (loss) per share before cumulative
    effect of accounting change                           $      0.01      $  (0.02)       $    0.02      $  (0.45)
Basic and diluted net income (loss) per share             $    (0.37)      $  (0.02)       $    0.02      $  (0.45)



(1) Fourth quarter results include the impact of a non-cash charge of $804 to increase the allowance for doubtful trade receivables, and a non-cash income tax charge of $1,993 to establish a valuation allowance against the Company's deferred income tax assets. See Notes 2 and 6 for further explanation.

                                       F21

Schedule II - Valuation and Qualifying Accounts


           First Aviation Services Inc. and Consolidated Subsidiaries
                             (amounts in thousands)


                                                Balance at
                                               beginning of                                     Balance as of
                                                  period         Additions       Deductions     end of period
                                              ---------------- --------------- --------------- -----------------

Description:
Year ended January 31, 2002
   Allowance for doubtful accounts            $ 947                    310            550(a)       $ 707
Year ended January 31, 2003
   Allowance for doubtful accounts            $ 707                  1,302            353(a)     $ 1,656
Year ended January 31, 2004
   Allowance for doubtful accounts            $ 1,656                  106            344(a)     $ 1,418



Year ended January 31, 2002
   Slow moving and obsolete inventory         $ 376                  1,089            580(b)      $ 885
Year ended January 31, 2003
   Slow moving and obsolete inventory         $ 885                    442            330(b)      $ 997
Year ended January 31, 2004
   Slow moving and obsolete inventory         $ 997                     41             25(b)    $ 1,013



(a)  Write off of uncollectible accounts, net of recoveries.
(b)  Write off of excess and obsolete inventory.


                                       F22

                          First Aviation Services Inc.
                                  EXHIBIT INDEX



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

10.2 Asset Purchase Agreement, dated November 25, 1996, by and between AMR Combs and API (filed as Exhibit 10.9 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on January 24, 1997, and incorporated herein by reference).

10.3  *    First  Aviation  Services  Inc.  Stock  Incentive  Plan (filed as
           Exhibit 10.14 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.4  *    First Aviation  Services Inc. Employee Stock Purchase Plan (filed as Exhibit 10.15 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.5 Amended and Restated Registration Rights Agreement, dated as of February 21, 1996, by and between the Company and FAS Inc. (filed as Exhibit 10.24 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.6 Sublease Agreement, dated as of December 31, 1996, between First Equity and the Company (filed as Exhibit 10.30 to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-18647), as amended, filed on February 24, 1997, and incorporated herein by reference).

10.7  *    Amendment  No.  1 to  the  First  Aviation  Services  Inc.  Stock
           Incentive Plan (filed as exhibit 10.39 to Company's Annual Report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.8 Commercial Revolving Loan and Security Agreement, dated March 30, 2000, by and between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

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

10.14  *   Amendment  No.  2 to  the  First  Aviation  Services  Inc.  Stock
           Incentive Plan (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-25915) on September 20, 2001, and incorporated herein by reference).

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


10.19 Fifth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2003 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, and incorporated herein by reference).

10.20 Fifth Reaffirmation of Guaranty dated as of July 31, 2003 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
           Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, and incorporated herein by reference).


10.21 Amendment No. 3 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, and incorporated herein by reference).

10.22  *   Employment  Agreement,  dated as of October 7, 2003,  between the
           Company and Robert G. Costantini.

10.23  *   Form of Incentive Stock Option Award Agreement Letter Pursuant to
           the 1997 Stock Incentive Plan.

10.24  *   Officer  Indemnification  Agreement  dated as of October 27, 2003 between the Company and Robert G. Costantini.

10.25  *   Employment  Agreement,  dated as of  February  2,  2004,  between
           Aerospace Products International, Inc. and Paul J. Fanelli.

10.26  *   Amendment  to  Employment  Agreement,  dated as of April 5, 2004, between  Aerospace  Products  International,  Inc.  and  Paul  J.
           Fanelli.

10.27  *   Relocation Agreement, dated as of February 16, 2004, between
           Aerospace Products International, Inc. and Paul J. Fanelli.

21.1       List of Subsidiaries.

23.1       Consent of Ernst & Young LLP.

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




     * Management contracts or compensatory plans or arrangements.