Form 10-Q
period 2004-04-30
FIRST AVIATION SERVICES INC
filed 2004-06-14
CIK 1025743

FORM 10Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the quarterly period ended April 30, 2004
                                       or
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


The number of shares outstanding of the registrant's common stock as of June 1, 2004 is 7,296,960 shares.

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information
                         ------------------------------

Item 1.  Financial Statements  (Unaudited):

         Consolidated Condensed Balance Sheets.................................3
         Consolidated Condensed Statements of Operations.......................4
         Consolidated Condensed Statements of Cash Flows.......................5
         Notes to Consolidated Condensed Financial Statements................6-8

Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Liquidity and Capital Resources..........9-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks..........13

Item 4.  Controls and Procedures..............................................13



                           Part II - Other Information
                           ----------------------------

Other Information.............................................................14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                         April 30,  January 31,
                                                           2004         2004
                                                       -----------  ------------
                                                       (unaudited)       *
Assets
Current assets:
      Cash and cash equivalents                           $23,745       $25,144
      Trade receivables, net of allowance for doubtful
         accounts of $1,411 and $1,418, respectively       15,164        13,499
      Inventory, net of allowance for obsolete and slow
       moving
         inventory of $938 and $1,013, respectively        21,492        22,344
      Prepaid expenses and other                            1,001         1,032
                                                       -----------  ------------

Total current assets                                       61,402        62,019

Plant and equipment, net                                    3,019         2,963
                                                       -----------  ------------

                                                          $64,421       $64,982
                                                       ===========  ============

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                    $11,331        $9,561
      Accrued compensation and related expenses               861         1,116
      Other accrued liabilities                             1,409         1,260
      Income taxes payable                                    942           939
                                                       -----------  ------------

Total current liabilities                                  14,543        12,876

      Revolving line of credit                             12,650        14,500
      Minority interest in subsidiary                       1,041         1,041
                                                       -----------  ------------

Total liabilities                                          28,234        28,417

Stockholders' equity:

      Common stock, $0.01 par value, 25,000,000 shares
       authorized,
          9,135,699 shares issued                              91            91
      Additional paid-in capital                           38,358        38,375
      Retained earnings                                     7,144         7,554
      Accumulated other comprehensive income
       (loss)                                                 211           238
                                                       -----------  ------------

                                                           45,804        46,258
      Less:  Treasury stock, at cost, 1,838,739 and
       1,851,606
          shares, respectively                             (9,617)       (9,693)
                                                       -----------  ------------

Total stockholders' equity                                 36,187        36,565
                                                       -----------  ------------

Total liabilities and stockholders' equity                $64,421       $64,982
                                                       ===========  ============

See accompanying notes.

  * Balances were derived from the audited balance sheet as of January 31, 2004.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                           Three months ended
                                                                April 30,
                                                           2004         2003
                                                        -----------  -----------

Net sales                                                  $30,215      $25,605
Cost of sales                                               24,603       20,731
                                                        -----------  -----------

Gross profit                                                 5,612        4,874
Selling, general and administrative expenses                 4,990        4,266
Corporate expenses                                             930          490
                                                        -----------  -----------

Income (loss) from operations                                 (308)         118
Net interest income (expense) and other                        (82)          89
Minority interest in subsidiary                                (10)         (10)
                                                        -----------  -----------

Income (loss) before income taxes                             (400)         197
Provision for income taxes                                     (10)         (77)
                                                        -----------  -----------

Net income (loss)                                            $(410)        $120
                                                        ===========  ===========


Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Basic net income (loss) per share, and net income (loss)
     per share - assuming dilution                          $(0.06)       $0.02
                                                        ===========  ===========

Weighted average shares outstanding - basic              7,290,048    7,251,355
                                                        ===========  ===========

Weighted average shares outstanding - assuming
 dilution                                                      n/a    7,258,903
                                                        ===========  ===========

See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                             Three months ended
                                                                 April 30,
                                                              2004       2003
                                                            ---------  ---------
Cash flows from operating activities
Net income (loss)                                              $(410)      $120
Adjustments to reconcile net income (loss) to net
     cash from operating activities - non-cash charges:
      Depreciation and amortization                              232        339
      Compensation paid through issuance of stock                 58          4
(Increase) decrease in current assets:
      Trade receivables                                       (1,708)       395
      Inventory                                                  816        368
      Prepaid and other                                           28       (417)
Increase (decrease) in current liabilities:
      Accounts payable                                         1,771        447
      Accrued compensation and related expenses, and other
       accrued liabilities                                       (32)      (151)
      Income taxes payable                                        (4)        75
                                                            ---------  ---------

Net cash provided by operating activities                        751      1,180

Cash flows from investing activities
Purchases of plant and equipment                                (292)      (127)
Disposals of plant and equipment                                   2          -
                                                            ---------  ---------

Net cash used in investing activities                           (290)      (127)

Cash flows from financing activities
Borrowings on revolving line of credit                        12,650     14,500
Repayments on revolving line of credit                       (14,500)   (14,500)
Principal payments on capital lease obligations and other          -         (6)
                                                            ---------  ---------

Net cash used in financing activities                         (1,850)        (6)
                                                            ---------  ---------

Net increase (decrease) in cash and cash equivalents          (1,389)     1,047

Effect of exchange rates on cash                                 (10)        35

Cash and cash equivalents at beginning of period              25,144     26,013
                                                            ---------  ---------

Cash and cash equivalents at end of period                   $23,745    $27,095
                                                            =========  =========

Supplemental cash flow disclosures:
      Interest paid                                              $14        $13
      Income taxes paid                                          $19         $-


See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                 April 30, 2004

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries Aircraft Products International, Ltd. ("API Ltd.") and API Asia Pacific Inc. ("API Asia Pacific"), and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively, the "Company"), is one of the premier suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses. The Company's principal executive offices are located at 15 Riverside Avenue, Westport, Connecticut 06880. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2004.


2.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the  denominator  used in the computation of net income
(loss) per share - assuming dilution:


                                                      Three months ended
                                                           April 30,
                                                      2004            2003
                                                  ------------    ------------
  Denominator:
    Denominator for basic net income (loss)
       per share - weighted average shares          7,290,048       7,251,355

    Effect of dilutive employee stock options           9,122           7,548
                                                  ------------    ------------

    Denominator for net income (loss) per
       share - assuming dilution, adjusted
          weighted average shares and assumed       7,299,170       7,258,903
          dilutions
                                                  ============    ============


3.  Stock Options Issued to Employees

In lieu of cash, the Company's directors elect to receive their compensation in the form of the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. For the three months ended April 30, 2004 and April 30, 2003, the Company issued 12,867 and 880 shares respectively, to directors in lieu of board fees.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the three months ending April 30, 2004 and 2003 since all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

The fair value of each option issued was estimated at the date of grant using the following assumptions for the three months ended April 30:


                                                 2004                 2003
                                           -----------------     ---------------

   Expected dividend yield                      0.0%                  0.0%
   Risk-free interest rate                      3.6%                  2.0%
   Expected volatility                         31.9%                 37.8%
   Expected life of option                      5.0 years             5.0 years
   Weighted-average fair value of
    options granted during the quarter       $  1.56               $  0.99

Using the above noted assumptions and the weighted-average fair value of each option granted, the net income (loss) and earnings (loss) per share that would have been recorded if the estimated fair value of options granted had been recorded as an expense was:


                                                       Three months ended
                                                           April 30,
                                                      2004            2003
                                                 ---------------  --------------

  Net income (loss) as reported                  $    (410)       $      120

  Pro forma net compensation expense for
    issuance of stock options                            19               30
                                                 ---------------  --------------

  Pro forma net income (loss)                    $    (429)               90
                                                 ===============  ==============

  Basic net income (loss) per share, and net
  income (loss) per share - assuming dilution
  as reported                                    $   (0.06)       $     0.02

  Pro forma basic net income (loss) per share,
  and net income (loss) per share - assuming
  dilution                                       $   (0.06)       $     0.01
                                                 ===============  ==============

4.  Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) resulted from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The decrease during the three months ended April 30, 2004 was due to an increase in the value of the U.S. dollar relative to the Canadian dollar. Comprehensive income (loss) for the periods shown was as follows:

                                                      Three months ended
                                                           April 30,
                                                    2004              2003
                                                --------------    --------------

  Net income (loss) as reported                 $    (410)        $      120

  Pro forma net impact of foreign currency
    translation adjustments - gain (loss)             (27)               180
                                                --------------    --------------

  Comprehensive net income (loss)               $    (437)        $      300
                                                ==============    ==============


5.  Income Taxes

The Company recorded a provision for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded and the uncertainty involving the future use of these tax benefits. If the Company did not record the deferred tax valuation allowance, the effective income tax rate (benefit) for the three months ended April 30, 2004 would be 39%. The effective income tax rate for the three months ended April 30, 2003 was 39%. Management will evaluate the Company's income tax position as the year progresses and expects to adjust the rate as necessary.


6.  Related Parties
The Company and First Equity Development Inc. ("First Equity"), the wholly-owned subsidiary of First Equity Group, Inc., the majority stockholder of the Company, have an advisory agreement on a month-to-month basis effective February 1, 2004. Pursuant to the terms of this agreement, First Equity provides the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement can be terminated by either party upon 30 days written notice to the other party. During each of the three months ended April 30, 2004, and 2003, the Company paid First Equity retainer fees of $90, and no Success Fee.

The Company and First Equity have entered into an arrangement whereby First Equity provides the Company with various additional services to assist the Company. These services are not part of the advisory agreement, described above, but derive from the work First Equity performs under the agreement. Therefore, First Equity does not charge the Company additional fees in connection with the provision of such services. These services include (i) detailed financial modeling for new business proposals, (ii) Board of Directors presentation analysis, (iii) investor relations marketing and presentations, (iv) various analysis for API, including benchmarking, financial analysis, and competetive market analyses, and (v) other financial analyses for the Company, including stock buy-back, valuations, and capital structure analyses. The Company's CEO and CFO have unlimited access to these resources when requested.

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $20, for each of the three months ended April 30, 2004, and 2003.

The Company and First Equity share certain common expenses that arise from sharing office space in Westport, CT. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's Audit Committee reviews the allocation of expenses quarterly. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $11, and $16, for the three months ended April 30, 2004, and 2003 respectively.

Item 2.  Management's  Discussion  and Analysis of Financial  Condition, Results
--------------------------------------------------------------------------------
of Operations and Liquidity and Capital Resources
-------------------------------------------------

Safe Harbor Statement Under the Private Securities Litigation Reform of
Act 1995.

  Certain statements discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3, "Quantitative and Qualitative Disclosures about Market Risks", Item 1 of Part II, "Legal Proceedings" and elsewhere in this this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, at a minimum, the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2004. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions, or circumstances on the which the forward-looking statement is based.

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

The Company's principal executive offices are located at 15 Riverside Avenue in Westport, Connecticut 06880. Certain filings that First Aviation makes with the U.S. Securities and Exchange Commission are available on First Aviation's corporate website at www.favs.com. These public filings also can be obtained by calling our investor relations department, or by e-mail at first@firstaviation.com.

Critical Accounting Policies

There have been no significant changes in those accounting policies the Company considers critical from those described under the caption "Critical Accounting Policies", included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

Results of Operations

Net Sales

The Company's net sales consist of sales of services to the aviation industry, including parts and components supply services, supply chain management services, and component overhaul and repair services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when supply chain management services have been provided to the customer, or when overhauled and repaired items are completed and shipped back to the customer. Shipping and handling billed to customers are included in net sales. The terms and nature of supply chain management services are stipulated in a long-term contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide the services at less cost to the customer. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customers' inventory, net sales generally are recognized as a fee based on the sales value of the product shipped through the Company's facilities, and not the sales value of the product itself.

Net sales for the three months ended April 30, 2004 increased $4.6 million, or 18.0%, to $30.2 million from $25.6 million for the three months ended April 30, 2003. During the three months ended April 30, 2004 net sales of parts and components increased in a majority of the customer sectors the Company serves, compared to the comparable period of the prior year, with general aviation, corporate flight departments, large corporate maintenance, repair and overhaul facilities, retail, and airline sectors mainly contributing to the increase. The increases are attributable to the rebound of global air traffic in the latter half of 2003 from depressed levels as well as an improving overall economy, leading to increases in the corresponding need for maintenance and repairs. Sales to airlines, while improving over previously low levels, are still affected by difficult industry conditions, and continued additional security measures that especially affected the commercial airline markets. Sales of services to customers for providing supply chain management services were flat compared to the prior year period.

The majority of the increase in sales occurred in the U.S. market, although increases in sales growth also occurred for various customer sectors served in Asia and Canada. Sales in Asia to all customer sectors served improved for the three months ended April 30, 2004 over the prior year period ended April 30, 2003. Leading the increases were general aviation and airlines sales due to improving market conditions for general aviation and more airline activity in the Asia region, than existed in the prior year period. Sales in Canada improved primarily in the general aviation customer sector, which represents the bulk of sales in Canada, but there were also improvements in the airline customer sector. Sales in Europe improved in the customer sectors for general aviation and large corporate maintenance, repair and overhaul, but were offset by reductions in the airline customer sector. The Latin America region also had sales increases in the airline customer sector, over the prior period, but this was offset by declines in the general aviation customer sectors. The Company continues to be cautious with respect to providing credit to customers in the Latin American region, and this has a negative impact on sales.

Freight revenue is a component of net sales and it represents freight billed to customers. Freight revenue for the three months ended April 30, 2004 increased 4% to $596,000 from $572,000 for the three months ended April 30, 2003. This increase was primarily due to the increase in sales, however at a disproportionately lower rate of increase, due to increases in customer incentives resulting from promotional activities and industry competition.

Sales to Original Equipment Manufacturers (OEM's) were level for the three months ended April 30, 2004 over the prior year period ended April 30, 2003, as the Company did not add to its existing customer contracts.

Cost of Sales

Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales.

Cost of sales for the three months ended April 30, 2004 increased $3.9 million, or 18.7%, to $24.6 million from $20.7 million for the three months ended April 30, 2003. Cost of sales for the three months ended April 30, 2004 increased compared to the prior year principally due to the increase in net sales. In addition, the increase in cost of sales was due to an increase in freight expenses for products delivered to customers.

The increase in the percentage of cost of sales compared to net sales for the three months ended April 30, 2004 compared to the three months ended April 30, 2003, was due to the increase in sales of products and components versus supply chain management services contracts, the latter representing a larger share of the mix in the prior year period versus the current year period.

Gross Profit

Gross profit for the three months ended April 30, 2004 increased $0.7 million, or 15.1%, to $5.6 million from $4.9 million for the three months ended April 30, 2003, due to the increase in sales in the current year quarter versus the prior year quarter. Gross profit as a percentage of net sales decreased to 18.6% for the three months ended April 30, 2004, from 19.0% for the three months ended April 30, 2003. Gross profit margin for the three months ended April 30, 2004 decreased compared to the comparable period of the prior year principally due to an increase in the mix in sales of parts and components which have a lower gross profit margin relative to supply chain management contracts.

Gross profit is also impacted by net freight expenses, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expenses decreased gross profit by 3.6% for the three months ended April 30, 2004, compared to a decrease of 2.7% in the three month period ended April 30, 2003, due primarily to increased customer incentives from promotional activities offering customers reduced freight on shipments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 30, 2004 increased $0.7 million, or 17.0% to $5.0 million from $4.3 million for the three months ended April 30, 2003. The increase is primarily due to increases in salaries and payroll costs related to increases in sales personnel, and the implementation of a new customer initiative requiring additional temporary warehouse personnel costs. Other expenses contributing to the increase in expenses for the three months ended April 30, 2004 over the three months ended April 30, 2003, include sales related travel expenses, expenses related to the departure of personnel, and legal expenses related to general legal matters and ongoing litigation.

Corporate Expenses

Corporate expenses for the three months ended April 30, 2004 increased $0.4 million, or 89.8%, to $0.9 million, from $0.5 million incurred during the three months ended April 30, 2003. For the three months ended April 30, 2004 over the prior year quarter, the Company incurred an additional $208,000 in legal expenses related to updating our corporate governance policies under new SEC and NASDAQ exchange rules, responding to a dissident shareholder's proposal, and activities in connection with a proxy contest for the 2004 annual meeting. Other increases in the current year quarter over the prior year quarter related to salary and payroll expenses of $84,000, travel expense of $16,000, consulting services related to changes in management $73,000, and general legal expenses of $13,000.

Net Interest Income (Expense) and Other

During the three months ended April 30, 2004, interest income from investing the Company's cash in short term investments, decreased $71,000 to $10,000, compared to $81,000 in the comparable period of the prior year. The decrease was due to an adjustment to invested cash equivalent balances in the quarter ended April 30, 2003. In addition, the decrease was also due to lower cash balances to invest, and lower interest rates, in the current year quarter ended April 30, 2004 over the prior year quarter ended April 30, 2003. Other expense increased $97,000 in the three months ended April 30, 2004 to $76,000, as a gain on foreign currency exchange of $21,000, in the three months ended April 30, 2003, moved to a loss on foreign currency exchange of $76,000, due primarily to a weakening Canadian dollar that is used as the functional currency of the Canadian subsidiary. Interest expenses for the three months ended April 30, 2004 were essentially unchanged from the amounts recorded in the three months ended April 30, 2003.

Provision for Income Taxes

The Company recorded a provision for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded and the uncertainty involving the future use of these tax benefits.

If the Company did not record the deferred tax valuation allowance, the effective income tax rate (benefit) for the three months ended April 30, 2004 would be 39%. The effective income tax rate for the three months ended April 30, 2003 was 39%. Management will evaluate the Company's income tax position as the year progresses and expects to adjust the rate as necessary.

Net Income (Loss) and Net Income (Loss) per Share

The Company had a net loss of $0.4 million, or $(0.06) per share for the three months ended April 30, 2004, compared to net income of $0.1 million, or $0.02 per share for the three months ended April 30, 2003. The decrease in net income was due to the reasons described in the preceding sections.

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

The reduction in cash for the three months ended April 30, 2004 principally was the result of a net reduction in long-term debt during the three months ended April 30, 2004 over the prior year three months ended April 30, 2003.

For the three months ended April 30, 2004 the Company generated $751,000 of cash from operating activities, compared to $1.2 million for the three months ended April 30, 2003. The decrease in cash generated in the current year compared to the comparable period of the prior year was due to the net loss for the quarter, and an increase in receivables on the increase in sales for the three months ended April 30, 2004, offset by increases in cash due to inventory reductions during the current year compared to the comparable period of the prior year, as inventory levels were reduced due to more optimal levels, and increases in accounts payable due to increased sales activity in the current year quarter. The Company continues to focus on managing its overall working capital. Cash used in investing activities was $0.3 million and $0.1 million during the three months ended April 30, 2004 and 2003, respectively, due primarily to purchases of plant and equipment. The Company expects that its aggregate capital expenditure requirements for the year ending January 31, 2005 will range from approximately $0.9 million to $1.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings. Net cash used in financing activities during the three months ended April 30, 2004 was $1.9 million, compared to $-0- financing activity for the three months ended April 30, 2003, as the Company utilized cash to reduce a portion of its outstanding debt in the current year quarter.

API has a $20 million revolving line of credit through a Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. Borrowings under the Facility totaled $12.7 million at April 30, 2004 at an interest rate of approximately 2.6%. These borrowings were drawn down in April 2004. Approximately $5.5 million was available under the Facility at April 30, 2004. In May 2004, the Company repaid all $12.7 million of the debt outstanding. The Facility expires July 1, 2005; therefore, borrowings under the Facility are classified as long term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

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

Contractual Obligations
-----------------------

There have been no material changes outside the ordinary course of the Company's business in the Company's specified contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.


Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. During the three months ended April 30, 2004, the Company experienced a comprehensive loss of $27,000, due to a decrease in the value of the Canadian dollar relative to the U.S. dollar.

Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.


Item 4. Controls and Procedures
-------------------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of April 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company previously disclosed a lawsuit, filed on June 28, 2000, by BE Aerospace (formerly known as SMR Technologies, Inc.), as plaintif, against API in the U.S. District Court for the Western District of Tennessee, Western Division at Memphis, alleging breach of a distribution agreement. This lawsuit was dismissed in March 2004 for lack of subject matter jurisdiction. The plaintiff filed for breach of contract on June 28, 2000 and was awarded partial summary judgment in the amount of $77,000 plus interest, totaling approximately $94,000. The plaintiff was then granted permission in April 2003 to amend its pleadings for damages to sue for approximately $13.1 million. In March 2004, API was able to have the entire lawsuit dismissed. API has filed a motion to recover its costs. On June 2, 2004, the plaintiff re-filed its lawsuit in the Circuit Court of Tennessee for Shelby County, Tennessee, against API, claiming unspecified damages for breach of a distribution agreement, and $77,295 for parts delivered to API, plus interest.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------

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

                                    First Aviation Services Inc.
                                    ----------------------------
                                           (Registrant)


Date: June 14, 2004                 /s/ Michael C. Culver
                                    --------------------------------------------
                                    Michael C. Culver,
                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)


Date: June 14, 2004                 /s/ Robert G. Costantini
                                    --------------------------------------------
                                    Robert G. Costantini,
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

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