Form 10-Q
period 2004-07-31
FIRST AVIATION SERVICES INC
filed 2004-09-14
CIK 1025743

FORM 10Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
__________        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004
                                                 _____________

                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
__________        SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   No X
                                      ---  ---

The number of shares outstanding of the registrant's common stock as of September 1, 2004 is 7,304,332 shares.

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

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and
         Liquidity and Capital Resources......................................................................10-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.............................................16

Item 4.  Controls and Procedures.................................................................................16



                                            Part II - Other Information

Item 1.   Legal Proceedings......................................................................................17

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.......................17

Item 3.   Defaults Upon Senior Securities........................................................................17

Item 4.   Submission of Matters to a Vote of Security Holders.................................................17-18

Item 5.   Other Information .....................................................................................18

Item 6.   Exhibits and Reports on Form 8-K.......................................................................18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)


                                                                                                      July 31, January 31,
                                                                                                        2004      2004
                                                                                                    ----------- ---------
                                                                                                    (unaudited)    *
Assets
Current assets:
      Cash and cash equivalents                                                                        $23,288  $25,144
      Trade receivables, net of allowance for doubtful
         accounts of $1,098 and $1,418, respectively                                                    16,024   13,499
      Inventory, net of allowance for slow moving and obsolete
         inventory of $1,237 and $1,013, respectively                                                   21,915   22,344
      Prepaid expenses and other                                                                           831    1,032
                                                                                                    ----------- --------

Total current assets                                                                                    62,058   62,019

Plant and equipment, net                                                                                 2,920    2,963
                                                                                                    ----------- --------

Total Assets                                                                                           $64,978  $64,982
                                                                                                    =========== ========

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                                                 $10,184   $9,561
      Accrued compensation and related expenses                                                            863    1,116
      Other accrued liabilities                                                                          2,025    1,260
      Income taxes payable                                                                                 921      939
                                                                                                    ----------- --------

Total current liabilities                                                                               13,993   12,876

      Revolving line of credit                                                                          14,500   14,500
      Minority interest in subsidiary                                                                    1,041    1,041
                                                                                                    ----------- --------

Total liabilities                                                                                       29,534   28,417

Stockholders' equity:

      Common stock, $0.01 par value, 25,000,000 shares authorized,
          9,135,699 shares issued                                                                           91       91
      Additional paid-in capital                                                                        38,347   38,375
      Retained earnings                                                                                  6,310    7,554
      Accumulated other comprehensive income                                                               271      238
                                                                                                    ----------- --------

                                                                                                        45,019   46,258
      Less:  Treasury stock, at cost, 1,831,367 and 1,851,606
          shares, respectively                                                                          (9,575)  (9,693)
                                                                                                    ----------- --------

Total stockholders' equity                                                                              35,444   36,565
                                                                                                    ----------- --------

Total liabilities and stockholders' equity                                                             $64,978  $64,982
                                                                                                    =========== ========

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2004.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)



                                                                                                    Three months ended
                                                                                                         July 31,
                                                                                                        2004       2003
                                                                                                   ---------- ----------

Net sales                                                                                            $31,072    $25,278
Cost of sales                                                                                         26,303     20,471
                                                                                                   ---------- ----------

Gross profit                                                                                           4,769      4,807
Selling, general and administrative expenses                                                           4,759      4,323
Corporate expenses                                                                                       845        748
                                                                                                   ---------- ----------

Loss from operations                                                                                    (835)      (264)
Net interest income (expense) and other                                                                   36         (1)
Minority interest in subsidiary                                                                          (11)       (10)
                                                                                                   ---------- ----------

Loss before income taxes                                                                                (810)      (275)
Benefit (provision) for income taxes                                                                     (23)        55
                                                                                                   ---------- ----------

Net loss                                                                                               $(833)     $(220)
                                                                                                   ========== ==========


Basic net loss per share, and net loss
     per share - assuming dilution:

Basic net loss per share, and net loss
     per share - assuming dilution                                                                    $(0.11)    $(0.03)
                                                                                                   ========== ==========

Weighted average shares outstanding - basic                                                        7,298,069  7,261,145
                                                                                                   ========== ==========

Weighted average shares outstanding - assuming dilution                                            7,298,069  7,261,145
                                                                                                   ========== ==========



See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)



                                                                                                     Six months ended
                                                                                                         July 31,
                                                                                                      2004       2003
                                                                                                   ---------- ----------

Net sales                                                                                            $61,287    $50,883
Cost of sales                                                                                         50,906     41,201
                                                                                                   ---------- ----------

Gross profit                                                                                          10,381      9,682
Selling, general and administrative expenses                                                           9,749      8,589
Corporate expenses                                                                                     1,775      1,238
                                                                                                   ---------- ----------

Loss from operations                                                                                  (1,143)      (145)
Net interest income (expense) and other                                                                  (46)        89
Minority interest in subsidiary                                                                          (21)       (21)
                                                                                                   ---------- ----------

Loss before income taxes                                                                              (1,210)       (77)
Provision for income taxes                                                                               (33)       (22)
                                                                                                   ---------- ----------

Net loss                                                                                             $(1,243)      $(99)
                                                                                                   ========== ==========


Basic net loss per share, and net loss
     per share - assuming dilution:

Basic net loss per share, and net loss
     per share - assuming dilution                                                                    $(0.17)    $(0.01)
                                                                                                   ========== ==========

Weighted average shares outstanding - basic                                                        7,294,102  7,256,331
                                                                                                   ========== ==========

Weighted average shares outstanding - assuming dilution                                            7,294,102  7,256,331
                                                                                                   ========== ==========



See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                                       Six months ended
                                                                                                           July 31,
                                                                                                          2004     2003
                                                                                                       -------- --------
Cash flows from operating activities
Net loss                                                                                               $(1,243)    $(99)
Adjustments to reconcile net loss to net
     cash from operating activities - non-cash charges:
      Depreciation and amortization                                                                        455      606
      Compensation paid through issuance of stock                                                           90       60
(Increase) decrease in current assets:
      Trade receivables                                                                                 (2,533)   1,051
      Inventory                                                                                            430    1,090
      Prepaid and other                                                                                    207      (31)
Increase (decrease) in current liabilities:
      Accounts payable                                                                                     624     (690)
      Accrued compensation and related expenses, and other accrued liabilities                             517      (46)
      Income taxes payable                                                                                   6      (13)
                                                                                                       -------- --------

Net cash provided by (used in) operating activities                                                     (1,447)   1,928

Cash flows from investing activities
Purchases of plant and equipment                                                                          (415)    (187)
Proceeds from disposals of plant and equipment                                                               3        -
                                                                                                       -------- --------

Net cash used in investing activities                                                                     (412)    (187)

Cash flows from financing activities
Borrowings on revolving line of credit                                                                  27,150   29,000
Repayments on revolving line of credit                                                                 (27,150) (29,000)
Principal payments on capital lease obligations and other                                                    -       (2)
                                                                                                       -------- --------

Net cash used in financing activities                                                                        -       (2)
                                                                                                       -------- --------

Net increase (decrease) in cash and cash equivalents                                                    (1,859)   1,739

Effect of exchange rates on cash                                                                             3      130

Cash and cash equivalents at beginning of period                                                        25,144   26,013
                                                                                                       -------- --------

Cash and cash equivalents at end of period                                                             $23,288  $27,882
                                                                                                       ======== ========

Supplemental cash flow disclosures:
      Interest paid                                                                                        $19      $14
      Income taxes paid                                                                                    $41      $38


See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                  July 31, 2004

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries Aircraft Products International, Ltd. ("API Ltd.") and API Asia Pacific Inc. ("API Asia Pacific"), and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively, the "Company"), is one of the premier suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses. The Company's principal executive offices are located at 15 Riverside Avenue, Westport, Connecticut 06880. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with U.S generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three and six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2004.


2.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the denominator used in the computation of net income (loss) per share - assuming dilution:


                                                           Three months ended                  Six months ended
                                                                July 31,                           July 31,
                                                          2004             2003             2004              2003
                                                      -------------     ------------    -------------     -------------
   Denominator:
     Denominator for basic net income (loss)
        per share - weighted average shares             7,298,069         7,261,145       7,294,102         7,256,331

     Effect of dilutive employee stock options                n/a               n/a             n/a               n/a
                                                      -------------     ------------    -------------     -------------

     Denominator for net income (loss) per
        share - assuming dilution, adjusted
           weighted average shares and assumed
           dilutions                                   7,298,069         7,261,145       7,294,102         7,256,331
                                                      =============     ============    =============     =============

3.  Stock Options Issued to Employees

In lieu of cash, the Company's directors elect to receive their compensation in the form of the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. For the three months ended July 31, 2004 and July 31, 2003, the Company issued 6,128 and 14,927 shares respectively, to directors in lieu of board fees. For the six months ended July 31, 2004 and July 31, 2003, the Company issued 18,995 and 15,807 shares respectively, to directors in lieu of board fees.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the three and six months ending July 31, 2004 and 2003 since all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

The fair value of each option issued was estimated at the date of grant using the following assumptions for the six months ended July 31 (all options were issued during the three months ended April 30, 2004 and 2003):

                                                           2004                 2003
                                                     -----------------     ---------------

        Expected dividend yield                           0.0%                  0.0%

        Risk-free interest rate                           3.6%                  2.0%

        Expected volatility                              31.9%                 37.8%

        Expected life of option                           5.0 years             5.0 years

        Weighted-average fair value of
           options granted                            $  1.56               $  0.99

Using the above noted assumptions and the weighted-average fair value of each option granted, the net income (loss) and earnings (loss) per share that would have been recorded if the estimated fair value of options granted had been recorded as an expense was:


                                                              Three months ended               Six months ended
                                                                   July 31,                        July 31,
                                                            2004             2003            2004            2003
                                                         ------------    -------------    ------------    ------------

Net income (loss) as reported                            $    (833)      $    (220)       $  (1,243)      $     (99)
Pro forma net compensation expense for issuance of
  stock options                                                  12              32               31              61
                                                         ------------    -------------    ------------    ------------

Pro forma net income (loss)                              $    (845)           (252)       $  (1,274)           (160)
                                                         ============    =============    ============    ============

Basic net income (loss) per share, and net income
(loss) per share - assuming dilution as reported
                                                         $   (0.11)      $   (0.03)       $   (0.17)      $   (0.01)

Pro forma basic net income (loss) per share, and
net income (loss) per share - assuming dilution
                                                         $   (0.12)      $   (0.03)       $   (0.17)      $   (0.02)
                                                         ============    =============    ============    ============

4.  Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) resulted from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The increase in comprehensive income during the three and six months ended July 31, 2004 was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar. Comprehensive income (loss) for the periods shown was as follows:

                                                         Three months ended                 Six months ended
                                                              July 31,                          July 31,
                                                        2004            2003             2004             2003
                                                     -----------    -------------     ------------    -------------

Net income (loss) as reported                        $    (833)     $    (220)        $  (1,243)      $     (99)

Net impact of foreign currency
  translation adjustments - gain (loss)                      60             42                33             222
                                                     -----------    -------------     ------------    -------------

Net comprehensive income (loss)                      $    (773)     $    (178)        $  (1,210)      $      123
                                                     ===========    =============     ============    =============


5.  Income Taxes

The Company recorded a provision for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded and the uncertainty involving the future use of these tax benefits. If the Company did not record the deferred tax valuation allowance, the effective income tax rate (benefit) for the three and six months ended July 31, 2004 and 2003 would be 39%.

6.  Extension of Revolving Line of Credit

Effective July 31, 2004, API extended the maturity of its $20 million Commercial Revolving Loan and Security Agreement to July 1, 2006, from July 1, 2005. The extension of the agreement was on substantially the same terms and conditions as the prior agreement. As a result of this extension, borrowings under this facility continue to be classified as long term.

7.  Related Parties

The Company and First Equity Development Inc. ("First Equity"), the wholly-owned subsidiary of First Equity Group, Inc., the majority stockholder of the Company, have an advisory agreement on a month-to-month basis effective February 1, 2004. Pursuant to the terms of this agreement, First Equity provides the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement can be terminated by either party upon 30 days written notice to the other party. During each of the three and six month periods ended July 31, 2004 and 2003, the Company paid First Equity retainer fees of $90 and $180, respectively and no Success Fee.

The Company and First Equity have entered into an arrangement whereby First Equity provides the Company with various additional services to assist the Company. These services are not part of the advisory agreement, described above, but derive from the work First Equity performs under the agreement. Therefore, First Equity does not charge the Company additional fees in connection with the provision of such services. These services include (i) detailed financial modeling for new business proposals, (ii) Board of Directors presentation analysis, (iii) investor relations marketing and presentations, (iv) various analysis for API, including benchmarking, financial analysis, and competitive market analyses, and (v) other financial analyses for the Company, including stock buy-back, valuations, and capital structure analyses. The Company's CEO and CFO have unlimited access to these resources when requested.

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $20, for the three months ended July 31, 2004, and 2003, while payments for the six months ended July 31, 2004 and 2003 were $40.

The Company and First Equity share certain common expenses that arise from sharing office space in Westport, CT. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $16, for the three months ended July 31, 2004, and 2003, and $26 and $31, for the six months ended July 31, 2004 and 2003, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition,
--------------------------------------------------------------------
Results of Operations and Liquidity and Capital Resources
---------------------------------------------------------

Safe Harbor Statement Under the Private Securities Litigation Reform of Act
---------------------------------------------------------------------------
1995.
-----

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

Critical Accounting Policies

There have been no significant changes in those accounting policies, other than mentioned below, the Company considers critical from those described under the caption "Critical Accounting Policies", included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

During the three months ended July 31, 2004, as a result of normal review procedures the Company adjusted the methodology for estimating the Allowance for Slow Moving and Obsolete Inventory that makes the estimate more objective, and efficient to calculate, by applying percentages based on historical experiences of inventory in various age classifications, and eliminating the practice of making adjustments based on historical and projected sales, or other inventory movements due to new product lines and product return allowances. See Cost of Sales, below.

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

Net sales for the three months ended July 31, 2004 increased $5.8 million, or 22.9%, to $31.1 million from $25.3 million for the three months ended July 31, 2003. During the three months ended July 31, 2004, net sales increased in all of the customer sectors the Company serves, compared to the comparable period of the prior year, with airline, independent airline maintenance, repair and overhaul facilities, and general aviation largely contributing to the increase. The sales increases were partially offset by a charge against revenues of $269,000, representing a price adjustment the Company gave to a large customer, as settlement for a contract dispute. The sales increases are attributable to a recovery in global air traffic in the latter half of 2003 and 2004 from depressed levels, as well as an improving overall economy, leading to increases in maintenance and repairs, and the corresponding parts and services the Company provides. Sales to airlines, while rebounding from previously low levels, are still affected by difficult industry conditions, including continued additional security measures, requiring the Company to cautiously maintain restrictive credit policies that especially affect the commercial airline sector.

Net sales for the six months ended July 31, 2004 increased $10.4 million, or 20.5%, to $61.3 million from $50.9 million for the six months ended July 31, 2003. The reasons for the increase in net sales for the six months ended July 31, 2004, compared to the comparable period of the prior year, was due to the same reasons described above, in addition to the increase in sales for the three months ended April 30, 2004.

Sales to Original Equipment Manufacturers (OEM's) for the three and six month periods ended July 31, 2004 increased over the three and six month periods ended July 31, 2003, as the Company added marginally to its existing customer sales.

Sales increased, on both a three and six months basis, in all the geographic regions the Company serves. Sales in Canada for the three and six months ended July 31, 2004, improved primarily in the general aviation customer sector, over the six month period ended July 31, 2003. Sales in Asia improved for the three and six months ended July 31, 2004 over the similar periods ended July 31, 2003. Increases in general aviation and airlines sales, resulted primarily due to improving market conditions for general aviation, and more airline activity in the Asia region, than existed in the prior year period. Sales in Europe for the three month period ended July 31, 2004 improved in the customer sector for airlines, compared to the three month period ended July 31, 2003. Sales in Europe for the six month period ended July 31, 2004 increased in customer sectors for general aviation and large corporate maintenance, repair and overhaul, over the prior year period. The Company's sales in the Latin America region also increased in the airline customer sector for both the three and six month periods ended July 31, 2004 over the same periods ended July 31, 2003. The Company continues to be cautious with respect to providing credit to customers in the Latin American region, and this has a negative impact on sales.

Freight revenue is a component of net sales and represents freight billed to customers. Freight revenue for the three and six months ended July 31, 2004 decreased 18.2%, to $512,000 from $626,000 for the prior year three month period ended July 31, 2003, and decreased 7.6%, to $1.1 million from $1.2 million for the comparable six month period. This decrease was primarily due to increases in customer incentives resulting from promotional activities and industry competition.

Cost of Sales

Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales.

Cost of sales for the three months ended July 31, 2004 increased $5.8 million, or 28.5%, to $26.3 million from $20.5 million for the three months ended July 31, 2003. During the three month period ended July 31, 2004, the Company added $300,000 to inventory reserves, increasing cost of sales for the period. This increase in inventory reserves was a change in the Company's estimate due to a change in the reserve methodology as a result of a normal review procedure, as discussed in the section on Critical Accounting Policies. Cost of sales for the six months ended July 31, 2004 increased $9.7 million, or 23.6%, to $50.9 million from $41.2 million in the prior year period ended July 31, 2003. Apart from these items, cost of sales for the three and six months ended July 31, 2004 increased compared to the prior year principally due to the increase in net sales, and an increase in freight expense for products delivered to customers.

As a percentage of net sales, cost of sales increased for the periods ended
July 31, 2004, to 84.7% from 81.0%, and 83.1% from 81.0%, for the three and six months, respectively, over the three and six month periods ended July 31, 2003. The increase in the percentage of cost of sales compared to net sales for the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, was due to the reasons described above, and higher growth in sales of products and components supply services versus supply chain management services contracts, the latter representing a larger share of the mix in the prior year period versus the current year period.

Gross Profit

Gross profit for the three months ended July 31, 2004 of $4.8 million was flat compared to gross profit for the three months ended July 31, 2003. With the increase in sales in the current year quarter versus the prior year quarter, gross profit as a percentage of net sales decreased to 15.3% for the three months ended July 31, 2004, from 19.0% for the three months ended July 31, 2003, due to the period charges described above in the discussion of cost of sales for an increase in the inventory reserve, as well as an increase in the mix in sales of parts and components supply services which have a lower gross profit margin relative to supply chain management services contracts.

Gross profit for the six months ended July 31, 2004 of $10.4 million was increased by $700,000, or 7.2% compared to gross profit for the six months ended July 31, 2003. Gross profit as a percentage of net sales decreased to 16.9% for the six months ended July 31, 2004, from 19.0% for the six months ended July 31, 2003. Gross profit margin for the six months ended July 31, 2004 decreased compared to the comparable period of the prior year principally due to the accrual for an increase in the inventory reserves, as mentioned above in cost of sales, as well as an increase in the mix in sales of parts and components supply services which have a lower gross profit margin relative to supply chain management services contracts.

Gross profit is also impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expense decreased gross profit by 6.4% and 4.9%, respectively for the three and six months ended July 31, 2004, compared to decreases of 3.2% and 2.9% respectively in the comparable 2003 periods. These decreases were due primarily to increased customer incentives from promotional activities offering customers reduced freight on shipments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended
July 31, 2004 increased $0.4 million, or 10.1% to $4.8 million from $4.3 million for the three months ended July 31, 2003. The increases for the three months ended July 31, 2004, over the comparable prior year periods, is due to increases in salaries and payroll costs related to increases in sales personnel, higher sales commissions, expiration of property tax incentives, and increased legal costs associated with general legal matters and an ongoing lawsuit. Other items contributing to the increase in expenses for the three months ended July 31, 2004 over the prior year period, include a settlement of a lawsuit requiring the Company to make an accrual for $73,000, as well as sales related travel expenses, and relocation expenses for new personnel, which were offset by a $261,000 credit to bad debt expense from a reduction in the reserves for accounts receivable. The reduction in the accounts receivable reserves, that resulted during normal review procedures, was due to a change in the Company's estimate for bad debt resulting from changes in estimated collections based on improving customer payment trends, and the overall improving economy.

Selling, general and administrative expenses for the six months ended July
31, 2004 of $9.7 million increased $1.2 million, or 13.5% from $8.6 million in the prior year period. The increases for the six months ended July 31, 2004, over the comparable periods of the prior year, is due to the reasons described above, and expenses incurred for the implementation of a new customer initiative requiring additional temporary warehouse personnel.

Corporate Expenses

Corporate expenses for the three months ended July 31, 2004 increased
$97,000, or 13.0%, to $845,000, from the $748,000 incurred during the three months ended July 31, 2003. For the three months ended July 31, 2004 over the prior year quarter, the Company incurred an additional $116,000 in legal expenses related to updating our corporate governance policies under new SEC and NASDAQ exchange rules, activities in connection with a proxy contest, and for the 2004 annual meeting. Other increases in the current year quarter ended July 31, 2004 over the prior year quarter ended July 31, 2003 related to insurance, travel expense, and consulting services related to changes in management, which were offset by lower expenses in other categories.

Corporate expenses for the six months ended July 31, 2004 increased
$537,000, or 43.4%, to $1.8 million, from the $1.2 million incurred during the six months ended July 31, 2003. For the six months ended July 31, 2004 versus the prior year, the Company incurred an additional $324,000 in legal expenses related to updating our corporate governance policies under new SEC and NASDAQ exchange rules, responding to a dissident shareholder's proposal, activities in connection with a proxy contest, and for the 2004 annual meeting. Other increases in the six months ended July 31, 2004 versus the six months ended July 31, 2003 related to salary and payroll expenses, travel expenses, insurance charges, and consulting services related to changes in management, which were partially offset by lower expenses in other categories.

Net Interest Income (Expense) and Other

During the three months ended July 31, 2004, interest income from investing the Company's cash in short term investments, increased by $4,000 to $12,000 in the current year quarter due to a balance adjustment made in the prior year period. Other income increased $37,000 in the three months ended July 31, 2004, as a result of a gain on foreign currency transactions in the quarter, due primarily to a strengthening Canadian dollar that is used as the functional currency of the Canadian subsidiary. Interest expense for the three months ended July 31, 2004 was $13,000 or $10,000 higher than the amounts recorded in the three months ended July 31, 2003.

During the six months ended July 31, 2004, interest income from investing the Company's cash in short term investments, decreased by $67,000 to $22,000 in the current year over the comparable prior year period. The decrease was due in part to an adjustment to invested cash equivalent balances in the year ended July 31, 2003. In addition, the decrease was also due to lower cash balances to invest, lower interest rates, and a revised investment strategy minimizing market risk for the current year ended July 31, 2004 over the six month period ended July 31, 2003. Other expense increased $55,000 in the six months ended July 31, 2004, as a gain on foreign currency exchange of $20,000, in the six months ended July 31, 2003, moved to a loss on foreign currency exchange of $39,000, due primarily to a weakening Canadian dollar that is used as the functional currency of the Canadian subsidiary. Interest expense for the six months ended July 31, 2004 increased by $13,000 in the current six month period versus the prior year period.

Provision for Income Taxes

The Company recorded a provision for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded and the uncertainty involving the future use of these tax benefits.

If the Company did not record the deferred tax valuation allowance, the effective income tax rate (benefit) for the three and six months ended July 31, 2004 would be 39.0%. Management will evaluate the Company's income tax position as the year progresses and expects to adjust the rate as necessary.

Net Income (Loss) and Net Income (Loss) per Share

The Company had a net loss of ($0.8) million, or $(0.11) per share for the three months ended July 31, 2004, compared to a net loss of ($0.2) million, or ($0.03) per share for the three months ended July 31, 2003 and a net loss of ($1.2) million, or $(0.17) per share for the six months ended July 31, 2004, compared to a net loss of ($99,000), or ($0.01) per share for the comparable prior year period ended July 31, 2003. The increase in net loss was due to the reasons described in the preceding sections.

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

For the six months ended July 31, 2004 the Company used $1.4 million in cash for operating activities, compared to $1.9 million cash provided by operating activities for the six months ended July 31, 2003. The use of cash in the six months ended July 31, 2004 versus the cash generated in the prior year six month period was due to the net loss for the period, an increase in receivables on the increase in sales for the six months ended July 31, 2004, partially offset by increases in cash due to inventory reductions during the current year as inventory levels were reduced to more optimal operating levels, and increases in accounts payable and accrued expenses due to the increased sales activity in the current year. The Company continues to focus on managing its overall working capital. Cash used in investing activities was $0.4 million and $0.2 million during the six months ended July 31, 2004 and 2003, respectively, due primarily to purchases of plant and equipment. The Company expects that its aggregate capital expenditure requirements for the year ending January 31, 2005 will range from approximately $0.9 million to $1.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings. Net cash used in financing activities during the six months ended July 31, 2004 was nil, comparable to the financing activity for the six months ended July 31, 2003. API has a $20 million revolving line of credit through a Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. At July 31, 2004, borrowings under the Facility totaled $14.5 million, at an interest rate of approximately 2.9%. This amount represented a draw on the Facility just prior to July 31, 2004, and shortly after the quarter end, the Company repaid all of the borrowings that were outstanding at quarter-end. The Company regularly draws down on the Facility just prior to quarter end, holds this cash, and then repays the amount drawn shortly after the quarter end. The purpose of these draw downs is to indicate that the Company has access to cash for potential acquisitions or other investment opportunities that may arise. Approximately $3.0 million was available under the Facility at July 31, 2004. The Facility was scheduled to expire July 1, 2005, however, effective July 31, 2004, the Facility was extended to July 1, 2006, on substantially the same terms and conditions, therefore, borrowings under the Facility are classified as long term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

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

Contractual Obligations
-----------------------

As of July 31, 2004, there have been no material changes outside the ordinary course of the Company's business in the Company's specified contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.


Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. During the three months ended July 31, 2004, the Company experienced a comprehensive gain of $60,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar. During the six months ended July 31, 2004 the Company experienced a comprehensive gain of $33,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar.

Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.


Item 4. Controls and Procedures
-------------------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company previously disclosed a lawsuit, filed on June 28, 2000, by BE Aerospace (formerly known as SMR Technologies, Inc.), as plaintiff, against API in the U.S. District Court for the Western District of Tennessee, Western Division at Memphis, alleging breach of a distribution agreement. This lawsuit was dismissed in March 2004 for lack of subject matter jurisdiction. The plaintiff filed for breach of contract on June 28, 2000 and was awarded partial summary judgment in the amount of $77,000 plus interest, totaling approximately $94,000. The plaintiff was then granted permission in April 2003 to amend its pleadings for damages to sue for approximately $13.1 million. In March 2004, the entire lawsuit was dismissed, and API subsequently filed a motion to recover its costs. On June 2, 2004, the plaintiff re-filed its lawsuit in the Circuit Court of Tennessee for Shelby County, Tennessee, against API, claiming unspecified damages for breach of a distribution agreement, and $77,295 for parts delivered to API, plus interest.

In July 2004, the Company agreed to settle the lawsuit with BE Aerospace for $150,000, including the $77,295 for parts delivered to API that were not paid for by API during the dispute, plus interest.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
----------------------------------------------------------------------
Equity Securities
-----------------

NONE

Item 3. Defaults Upon Senior Securities
---------------------------------------

NONE

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on June 15, 2004, in Memphis, Tennessee, for the purpose of (i) electing two Class II Directors for a term to expire at the Annual Meeting of Stockholders in the year 2007, (ii) ratifying the appointment of Ernst & Young LLP, as independent auditors for the year ending January 31, 2005 and (iii) to vote on the stockholder proposal regarding cumulative voting for director elections. Proxies were solicited from holders of 7,296,960 outstanding shares of Common Stock as of the close of business on May 11, 2004, as described in the Company's Definitive Proxy Statement dated May 17, 2004. The Inspectors of Election, IVS Associates Inc., certified the election results for the Annual Meeting. Michael C. Culver and Robert L. Kirk, both of management's nominees for directors, were elected, the appointment of Ernst & Young LLP was ratified, and the stockholder proposal regarding cumulative voting for director elections was defeated by the following votes:

          (1) To elect two directors for a three-year term to expire at the Annual Meeting of Shareholders in the year 2007.


                                               Votes               Votes                  Broker
              Name                              FOR               WITHHELD               Non-votes
              ----                              ---               --------               ---------

              Michael C. Culver              4,024,877                127,481                 -0-
              Robert L. Kirk                 4,024,591                127,767                 -0-
              Nelson Obus                    2,604,347                  2,000                 -0-

              Aaron P. Hollander, Stanley J. Hill, and Joseph J. Lohta continue to serve as directors of the Company after the Annual Meeting of Stockholders.

          (2) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 31, 2005.

                          Votes                   Votes              Votes                 Broker
                           FOR                   AGAINST           ABSTAINED             Non-votes
                           ---                   -------           ---------             ---------

                          6,639,605                 117,300              1,800               -0-

          (3) To approve the shareholder proposal regarding cumulative voting for director elections.

                          Votes                   Votes             Votes                Broker
                           FOR                   AGAINST           ABSTAINED             Non-votes
                           ---                   -------           ---------             ---------

                          2,699,189            3,953,833               105,683             -0-

Item 5. Other Information
-------------------------

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     10.28 Sixth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2004, between Hudson United Bank and Aerospace Products International Inc.

     10.29 Sixth Reaffirmation of Guaranty dated as of July 31, 2004, by First Aviation Services Inc. and in favor of Hudson United Bank.

     10.30 Amendment dated May 14, 2004 to the Relocation Agreement dated February 16, 2004 between Aerospace Products International Inc. and Paul J. Fanelli.

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

                                    First Aviation Services Inc.
                                                (Registrant)


Date: September 14, 2004            /s/ Michael C. Culver
                                    --------------------------------------------
                                    Michael C. Culver,
                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)


Date: September 14, 2004            /s/ Robert G. Costantini
                                    --------------------------------------------
                                    Robert G. Costantini,
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.                                 Description
-----------                                 -----------

     10.31 Sixth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2004, between Hudson United Bank and Aerospace Products International Inc.

     10.32 Sixth Reaffirmation of Guaranty dated as of July 31, 2004, by First Aviation Services Inc. and in favor of Hudson United Bank.

     10.33 Amendment dated May 14, 2004 to the Relocation Agreement dated February 16, 2004 between Aerospace Products International Inc. and Paul J. Fanelli.

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