Form 10-Q
period 2004-10-31
FIRST AVIATION SERVICES INC
filed 2004-12-15
CIK 1025743

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

____X____     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 2004
                                             ----------------
                                       OR

_________     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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

                                       N/A
             ------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___ No_X_


The number of shares outstanding of the registrant's common stock as of December 1, 2004 is 7,310,789 shares.

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information
                         ------------------------------

Item 1. Financial Statements  (Unaudited):

        Consolidated Condensed Balance Sheets..................................3
        Consolidated Condensed Statements of Operations......................4-5
        Consolidated Condensed Statements of Cash Flows........................6
        Notes to Consolidated Condensed Financial Statements................7-11

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................12-17

Item 3. Quantitative and Qualitative Disclosures about Market Risks...........18

Item 4. Controls and Procedures...............................................18


                           Part II - Other Information
                           ---------------------------

Item 1. Legal Proceedings.....................................................19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........19

Item 3. Defaults Upon Senior Securities.......................................19

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 5. Other Information ....................................................19

Item 6. Exhibits..............................................................20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                     October 31,     January 31,
                                                        2004             2004
                                                     -----------     -----------
                                                     (unaudited)          *
Assets
Current assets:
   Cash and cash equivalents                         $   25,036      $   25,144
   Trade receivables, net of allowance for doubtful
    accounts of $824 and $1,418, respectively            17,056          13,499
   Inventory, net of allowance for slow moving and
    obsolete inventory of $1,587 and $1,013,
    respectively                                         21,399          22,344
   Prepaid expenses and other                               627           1,032
                                                     -----------     -----------

Total current assets                                     64,118          62,019

Plant and equipment, net                                  2,870           2,963
                                                     -----------     -----------

Total Assets                                         $   66,988      $   64,982
                                                     ===========     ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                  $   12,439      $    9,561
   Accrued compensation and related expenses              1,014           1,116
   Other accrued liabilities                              1,608           1,260
   Income taxes payable                                     922             939
                                                     -----------     -----------

Total current liabilities                                15,983          12,876

   Revolving line of credit                              14,500          14,500
   Minority interest in subsidiary                        1,041           1,041
                                                     -----------     -----------

Total liabilities                                        31,524          28,417

Stockholders' equity:

   Common stock, $0.01 par value, 25,000,000 shares
    authorized, 9,135,699 shares issued                      91              91
   Additional paid-in capital                            38,336          38,375
   Retained earnings                                      6,180           7,554
   Accumulated other comprehensive income                   393             238
                                                     -----------     -----------

                                                         45,000          46,258
   Less: Treasury stock, at cost, 1,824,910 and
    1,851,606 shares, respectively                       (9,536)         (9,693)
                                                     -----------     -----------

Total stockholders' equity                               35,464          36,565
                                                     -----------     -----------

Total liabilities and stockholders' equity           $   66,988      $   64,982
                                                     ===========     ===========

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2004.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                         Three months ended
                                                             October 31,
                                                        2004            2003
                                                    ------------    ------------

Net sales                                           $    32,050     $    27,756
Cost of sales                                            26,698          22,650
                                                    ------------    ------------

Gross profit                                              5,352           5,106
Selling, general and administrative expenses              4,945           4,532
Corporate expenses                                          602             668
                                                    ------------    ------------

Loss from operations                                       (195)            (94)
Net interest income and other                               148              57
Minority interest in subsidiary                             (10)            (10)
                                                    ------------    ------------

Loss before income taxes                                    (57)            (47)
Benefit (provision) for income taxes                        (73)             64
                                                    ------------    ------------

Net income (loss)                                   $      (130)    $        17
                                                    ============    ============


Basic net loss per share, and net loss
 per share - assuming dilution:

Basic net loss per share, and net loss
 per share - assuming dilution                      $     (0.02)    $         -
                                                    ============    ============

Weighted average shares outstanding - basic           7,304,914       7,273,961
                                                    ============    ============

Weighted average shares outstanding - assuming
 dilution                                                   N/A       7,286,529
                                                    ============    ============

See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                         Nine months ended
                                                            October 31,
                                                        2004            2003
                                                    ------------    ------------

Net sales                                           $    93,337     $    78,639
Cost of sales                                            77,604          63,852
                                                    ------------    ------------

Gross profit                                             15,733          14,787
Selling, general and administrative expenses             14,694          13,119
Corporate expenses                                        2,377           1,907
                                                    ------------    ------------

Loss from operations                                     (1,338)           (239)
Net interest income and other                               102             146
Minority interest in subsidiary                             (31)            (31)
                                                    ------------    ------------

Loss before income taxes                                 (1,267)           (124)
Benefit (provision) for income taxes                       (107)             42
                                                    ------------    ------------

Net loss                                            $    (1,374)    $       (82)
                                                    ============    ============


Basic net loss per share, and net loss
 per share - assuming dilution:

Basic net loss per share, and net loss
 per share - assuming dilution                      $     (0.19)    $     (0.01)
                                                    ============    ============

Weighted average shares outstanding - basic           7,297,732       7,262,272
                                                    ============    ============

Weighted average shares outstanding - assuming
 dilution                                                   N/A             N/A
                                                    ============    ============


See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                         Nine months ended
                                                            October 31,
                                                        2004            2003
                                                    ------------    ------------
Cash flows from operating activities
Net loss                                            $    (1,374)    $       (82)
Adjustments to reconcile net loss to net
 cash from operating activities - non-cash charges:
  Depreciation and amortization                             676             854
  Compensation paid through issuance of stock               117              92
(Increase) decrease in current assets:
  Trade receivables                                      (3,451)           (817)
  Inventory                                               1,054             827
  Prepaid and other                                         425             470
Increase (decrease) in current liabilities:
  Accounts payable                                        2,876             542
  Accrued compensation and related expenses, and
   other accrued liabilities                                 69             533
  Income taxes payable                                      (27)            146
                                                    ------------    ------------

Net cash provided by (used in) operating activities         365           2,565

Cash flows from investing activities
Purchases of plant and equipment                           (579)           (352)
Proceeds from disposals of plant and equipment                3               -
                                                    ------------    ------------

Net cash used in investing activities                      (576)           (352)

Cash flows from financing activities
Borrowings on revolving line of credit                   41,650          43,500
Repayments on revolving line of credit                  (41,650)        (43,500)
Principal payments on capital lease obligations and
 other                                                        -               3
                                                    ------------    ------------

Net cash used in financing activities                         -               3
                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents       (211)          2,216

Effect of exchange rates on cash                            103             407

Cash and cash equivalents at beginning of period         25,144          26,013
                                                    ------------    ------------

Cash and cash equivalents at end of period          $    25,036     $    28,636
                                                    ============    ============

Supplemental cash flow disclosures:
  Interest paid                                     $        30     $        29
  Net Income taxes paid (refund received)           $        65     $       (92)


See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                October 31, 2004

1.   Basis of Presentation

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries Aircraft Products International, Ltd. ("API Ltd.") and API Asia Pacific Inc. ("API Asia Pacific"), and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively, the "Company"), is one of the premier suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses. The Company's principal executive offices are located at 15 Riverside Avenue, Westport, Connecticut 06880. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three and nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2004.


2.   Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the denominator used in the computation of net income
(loss) per share - assuming dilution:

                                                   Three months ended        Nine months ended
                                                       October 31,              October 31,
                                                   2004         2003         2004         2003
                                                -----------  -----------  -----------  -----------
   Denominator:
    Denominator for basic net income (loss)
     per share - weighted average shares         7,304,914    7,273,961    7,297,732    7,262,272

    Effect of dilutive employee stock options          N/A       12,568          N/A          N/A
                                                -----------  -----------  -----------  -----------

    Denominator for net income (loss) per
     share - assuming dilution, adjusted
     weighted average shares and assumed
     dilutions                                         N/A    7,286,529          N/A          N/A
                                                ===========  ===========  ===========  ===========

3.   Stock Options Issued to Employees

In lieu of cash, the Company's directors elect to receive their compensation in the form of the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. For the three months ended October 31, 2004 and October 31, 2003, the Company issued 6,457 and 9,325 shares respectively, to directors in lieu of board fees. For the nine months ended October 31, 2004 and October 31, 2003, the Company issued 25,452 and 25,132 shares respectively, to directors in lieu of board fees.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the three and nine months ending October 31, 2004 and 2003 since all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

The fair value of each option issued was estimated at the date of grant using the following assumptions for the nine months ended October 31, 2004 and 2003:

                                                      2004               2003
                                                 -------------      ------------

        Expected dividend yield                     0.0%               0.0%

        Risk-free interest rate                     3.6%               2.0%

        Expected volatility                        32.3%              37.8%

        Expected life of option                     5.0 years          5.0 years

        Weighted-average fair value of
         options granted                         $ 1.55             $ 0.99

Using the above noted assumptions and the weighted-average fair value of each option granted, the net income (loss) and earnings (loss) per share that would have been recorded if the estimated fair value of options granted had been recorded as an expense was:

                                                      Three months ended       Nine months ended
                                                          October 31,              October 31,
                                                       2004        2003        2004        2003
                                                     --------    --------    ---------   --------

Net income (loss) as reported                        $  (130)    $    17     $ (1,374)   $   (82)

Pro forma net compensation expense for issuance
 of stock options                                         13          32           44         93
                                                     --------    --------    ---------   --------

Pro forma net income (loss)                          $  (143)        (15)    $ (1,418)      (175)
                                                     ========    ========    =========   ========

Basic net income (loss) per share, and net income
(loss) per share - assuming dilution as
reported                                             $ (0.02)    $     -     $ (0.19)    $ (0.01)

Pro forma basic net income (loss) per share, and
net income (loss) per share - assuming dilution
                                                     $ (0.02)    $     -     $  (0.19)   $ (0.02)
                                                     ========    ========    =========   ========

4.   Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) resulted from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The increase in comprehensive income during the three and nine months ended October 31, 2004 was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar. Comprehensive income (loss) for the periods shown was as follows:

                                                      Three months ended       Nine months ended
                                                          October 31,              October 31,
                                                       2004        2003        2004        2003
                                                     --------    --------    ---------   --------

Net income (loss) as reported                        $  (130)    $    17     $ (1,374)   $   (82)

Net impact of foreign currency translation
 adjustments - gain (loss)                               122         185          155        407

                                                     --------    --------    ---------   --------

Net comprehensive income (loss)                      $    (8)    $   202     $ (1,219)   $   325
                                                     ========    ========    =========   ========

5.   Income Taxes

The Company recorded a provision for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded as it is more likely than not that some portion or all of the deferred tax asset will not be realized. If the Company did not record the deferred tax valuation allowance, the effective income tax rate for the three and nine months ended October 31, 2004 and 2003 would be 39%.


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

7.   Related Parties

The Company and First Equity Development Inc. ("First Equity"), the wholly-owned subsidiary of First Equity Group, Inc., the majority stockholder of the Company, have an advisory agreement on a month-to-month basis effective February 1, 2004. First Equity Group, Inc. is beneficially owned by Mr. Aaron P. Hollander and Mr. Michael C. Culver, respectively chairman of the board and chief executive officer of the Company. Pursuant to the terms of this agreement, First Equity provides the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement can be terminated by either party upon 30 days written notice to the other party. During each of the three and nine month periods ended October 31, 2004 and 2003, the Company paid First Equity retainer fees of $90 and $270, respectively and no Success Fee. Subsequent to the end of the quarter, on November 8, 2004, First Equity notified the Company of their intention to allow the advisory agreement to expire at the end of the current fiscal year ending January 31, 2005.

The Company and First Equity have entered into an arrangement whereby First Equity provides the Company with various additional services to assist the Company. These services are not part of the advisory agreement, described above, but derive from the work First Equity performs under the agreement. Therefore, First Equity does not currently charge the Company additional fees in connection with the provision of such services under the advisory agreement scheduled to terminate on January 31, 2005. These services include (i) detailed financial modeling for new business proposals, (ii) Board of Directors presentation analysis, (iii) investor relations marketing and presentations, (iv) various analysis for API, including benchmarking, financial analysis, and competitive market analyses, and (v) other financial analyses for the Company, including stock buy-back, valuations, and capital structure analyses. The Company's CEO and CFO have unlimited access to these resources when requested. These services will also terminate with the expiration of the advisory agreement on January 31, 2005, as described above.

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $22 and $20, for the three months ended October 31, 2004, and 2003, respectively, while payments for the nine months ended October 31, 2004 and 2003 were $62 and $60, respectively.

The Company and First Equity share certain common expenses that arise from sharing office space in Westport, CT. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. Management believes this method allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $13 and $15, for the three months ended October 31, 2004, and 2003, respectively, and $39 and $46, for the nine months ended October 31, 2004 and 2003, respectively.

8.   Interest income (expense), foreign exchange and other, net

The components relate to interest income on investments, interest expense on external debt, realized and unrealized foreign exchange gain (loss) on Canadian dollar transactions by the Canadian operations, and other charges.

                                      Three months ended     Nine months ended
                                         October 31,            October 31,
                                        2004    2003           2004    2003
                                       ------  ------         ------  ------

     Interest income                   $  18   $  44          $  40   $ 134
     Interest expense                     (3)    (21)           (32)    (37)
     Foreign exchange gain (loss)        133      68             94      89
     Other                                 -     (34)             -     (40)
                                       ------  ------         ------  ------

                                       $ 148   $  57          $ 102   $ 146
                                       ------  ------         ------  ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

During the three months ended July 31, 2004, as a result of normal review procedures, the Company adjusted the methodology for estimating the Allowance for Slow Moving and Obsolete Inventory that makes the estimate more objective, and efficient to calculate, by applying percentages based on historical experiences of inventory in various age classifications, and eliminating the practice of making adjustments based on historical and projected sales, or other inventory movements due to new product lines and product return allowances. See "Cost of Sales" below.

Results of Operations

Net Sales

The Company's net sales consist of sales of services to the aviation industry, including parts and components supply services, supply chain management services, and component overhaul and repair services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when supply chain management services have been provided to the customer, or when overhauled and repaired items are completed and shipped back to the customer. Shipping and handling billed to customers are included in net sales. The terms and nature of supply chain management services are stipulated in a long-term contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide the services at less cost to the customer. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customers' inventory, net sales generally are recognized as a fee based on the sales value of the product shipped through the Company's facilities, and not the sales value of the product itself. Alternatively, the Company, when providing services to handle customer's inventory without taking ownership, can take a fee based on the cost of providing services, and not on the sales value of the product.

Net sales for the three months ended October 31, 2004 increased $4.3 million, or 15.5%, to $32.1 million from $27.8 million for the three months ended October 31, 2003. During the three months ended October 31, 2004, net sales increased in the majority of the customer sectors the Company serves, compared to the comparable period of the prior year, with the exception of general aviation, which was impacted by the severe weather in the Southeast region of the United States, during the three months of August, September, and October, along with a general rise in fuel prices. Airline, independent airline maintenance, repair and overhaul facilities, and retail sales were largely responsible for the increase in sales in the quarter. The increases are attributable to a recovery in global air traffic, as well as an improving overall economy, leading to increases in maintenance and repairs, and the corresponding parts and services the Company provides. Sales to airlines, while rebounding from previously low levels, are still affected by difficult industry conditions, including continued additional security measures, requiring the Company to cautiously maintain restrictive credit policies.

Net sales for the nine months ended October 31, 2004 increased $14.7 million, or 18.7%, to $93.3 million from $78.6 million for the nine months ended October 31, 2003. The reason for the increase in net sales for the nine months ended October 31, 2004, compared to the comparable period of the prior year, was due to increases in each of the customer sectors the Company provides parts and services.

Sales to Original Equipment Manufacturers (OEM's) for the three and nine month periods ended October 31, 2004 increased over the three and nine month periods ended October 31, 2003, as the Company continues to add to its existing customer sales.

Sales increased, on both a three and nine months basis, in all the geographic regions the Company serves. Sales in Canada for the three and nine months ended October 31, 2004, improved primarily in the general aviation customer sector, over the three and nine month period ended October 31, 2003. Sales in Asia improved for the three and nine months ended October 31, 2004 over the similar periods ended October 31, 2003. Increases in general aviation, and airlines sales, resulted primarily due to improving market conditions, and more airline activity in the Asia region, than existed in the prior year period. Sales in Europe for the three month period ended October 31, 2004 improved in the airline customer sector, compared to the three month period ended October 31, 2003. Sales in Europe for the nine month period ended October 31, 2004 increased in customer sectors for general aviation and large corporate maintenance, repair and overhaul, over the prior year period. The Company's sales in the Latin America region also increased in the airline customer sector for both the three and nine month periods ended October 31, 2004 over the same periods ended October 31, 2003. The Company continues to be cautious with respect to providing credit to customers in the Latin American region, and this has a negative impact on sales.

Freight revenue is a component of net sales and represents freight billed to customers. Freight revenue for the three and nine months ended October 31, 2004 decreased 20.0%, to $510,000 from $637,000 for the prior year three month period ended October 31, 2003, and decreased 11.9%, to $1.6 million from $1.8 million for the comparable prior year nine month period. This decrease was primarily due to increases in customer incentives resulting from promotional activities and industry competition.

Cost of Sales

Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales.

Cost of sales for the three months ended October 31, 2004 increased $4.0 million, or 17.9%, to $26.7 million from $22.7 million for the three months ended October 31, 2003. Cost of sales for the nine months ended October 31, 2004 increased $13.8 million, or 21.5%, to $77.6 million from $63.9 million in the prior year period ended October 31, 2003. Included in the nine month results, was the addition in the quarter ended July 31, 2004, of $300,000 to inventory reserves, increasing cost of sales for the year as discussed in "Critical Accounting Policies" above. Apart from the above, cost of sales for the three and nine months ended October 31, 2004 increased compared to the prior year principally due to the increase in net sales, and an increase in freight expense for products delivered to customers.

As a percentage of net sales, cost of sales increased for the periods ended October 31, 2004, to 83.3% from 81.6%, and 83.1% from 81.2%, for the three and nine months, respectively, over the three and nine month periods ended October 31, 2003. The increase in the percentage of cost of sales compared to net sales for the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, was due to the reasons described above, and higher growth in sales of products and components supply services versus supply chain management services contracts, the latter representing a larger share of the revenue mix in the prior year period versus the current year period.

Gross Profit

Gross profit for the three months ended October 31, 2004 of $5.4 million increased 4.8% when compared to gross profit for the three months ended October 31, 2003. Gross profit as a percentage of net sales decreased to 16.7% for the three months ended October 31, 2004, from 18.4% for the three months ended October 31, 2003. The increase in the mix in sales of parts and components supply services, which have a lower gross profit margin relative to supply chain management services, was a factor in the reduction of the gross profit margin in the quarter ended October 31, 2004 versus 2003. Net freight expense, as described below, also contributed to the reduction in gross profit for the three months ended October 31, 2004 compared to the same prior year period.

Gross profit for the nine months ended October 31, 2004 of $15.7 million increased $946,000, or 6.4% compared to gross profit for the nine months ended October 31, 2003. Gross profit as a percentage of net sales decreased to 16.9% for the nine months ended October 31, 2004, from 18.8% for the nine months ended October 31, 2003. Gross profit margin for the nine months ended October 31, 2004 decreased compared to the comparable period of the prior year principally due to the accrual for an increase in the inventory reserves, as mentioned above in cost of sales, as well as an increase in the mix in sales of parts and components supply services which have a lower gross profit margin relative to supply chain management services. Net freight expense, as described below, contributed to the reduction in gross profit for the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003.

Gross profit is also impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expense decreased gross profit by 5.9% and 5.3%, respectively for the three and nine months ended October 31, 2004, compared to decreases of 3.4% and 3.1% respectively in the comparable 2003 periods. These decreases were due primarily to increased customer incentives from promotional activities offering customers reduced or zero freight on shipments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 31, 2004 increased $0.4 million, or 9.1% to $4.9 million from $4.5 million for the three months ended October 31, 2003. The increase for the three months ended October 31, 2004, over the comparable prior year period, is due to increases in salaries and payroll costs related to additional sales personnel and severance payments, relocation expenses, higher sales commissions, sales related travel expenses, and the expiration of property tax incentives. Selling, general and administrative expenses for the nine months ended October 31, 2004 of $14.7 million represents an increase of $1.6 million, or 12.0% from $13.1 million in the prior year period. The increases for the nine months ended October 31, 2004, over the nine month period ended October 31, 2003, is due to increases in salaries and payroll costs related to additional sales personnel and severance payments, higher sales commissions, relocation expense for new personnel, legal fees, sales related travel expenses, the expiration of property tax incentives, and expenses incurred for the implementation of a new customer initiative requiring additional temporary warehouse personnel. Offsetting these increases were reductions to bad debt expense from a reduction in the reserves for accounts receivable, less depreciation expense and lower personnel recruiting expenses. The reduction in the accounts receivable reserves that resulted during normal review procedures was due to a change in the Company's estimate for bad debt resulting from changes in estimated collections based on improving customer payment trends, and the overall improving economy.

Selling, General and Administrative expenses as a percentage of revenues were 15.4% and 15.7% for the three and nine months ended October 31, 2004 improving from 16.3% and 16.7% for the three and nine months ended October 31, 2003.

Corporate Expenses

Corporate expenses for the three months ended October 31, 2004 decreased $66,000 or 9.9%, to $602,000, from the $668,000 incurred during the three months ended October 31, 2003. The decrease in corporate expenses in the current year quarter resulted from reductions in legal fees related to reporting and corporate governance issues, and reductions in other expenses in the current year quarter ended October 31, 2004 over the prior year quarter ended October 31, 2003, offset by increases in expenses related to insurance, travel expense, and payroll costs related to changes in management.

Corporate expenses for the nine months ended October 31, 2004 increased $470,000, or 24.7%, to $2.4 million, from the $1.9 million incurred during the nine months ended October 31, 2003. For the nine months ended October 31, 2004 versus the prior year, the Company incurred an additional $324,000 in legal expenses related to updating our corporate governance policies under new SEC and NASDAQ exchange rules, responding to a dissident shareholder's proposal, activities in connection with a proxy contest, and for the 2004 annual meeting. Other increases in the nine months ended October 31, 2004 versus the nine months ended October 31, 2003 related to salary and payroll expenses, travel expenses, insurance charges, and consulting services related to changes in management, which were partially offset by lower expenses in other categories over the prior year period.

Net Interest Income (Expense) and Other

During the three months ended October 31, 2004, interest income from investing the Company's cash in short term investments, decreased by $26,000 to $18,000 in the quarter ended October 31, 2004, due to less invested cash, and lower interest rates due to a revised investment strategy to minimize market risk, compared to the quarter ended October 31, 2003. Interest expense decreased by $18,000 to $3,000 in the quarter ended October 31, 2004 compared to the prior year quarter ended October 31, 2003, due to an adjustment in expense for the prior year quarter. Other income increased in the three months ended October 31, 2004 as a result of gains on foreign currency transactions in the current quarter totaling $133,000 versus gains of $68,000 in the comparable prior year period. The foreign currency transaction gains were due primarily to a strengthening Canadian dollar that is used as the functional currency of the Canadian subsidiary.

During the nine months ended October 31, 2004, interest income from investing the Company's cash in short term investments, decreased by $94,000 to $40,000 in the current year over the comparable prior year period. The decrease in income was due to lower cash balances to invest, and lower interest rates due to a revised investment strategy minimizing market risk for the current year ended October 31, 2004 over the nine-month period ended October 31, 2003. Other income increased in the nine months ended October 31, 2004 versus the nine months ended October 31, 2003, as gains on foreign currency transactions increased $5,000 to $94,000 in the nine months ended October 31, 2004 versus the comparable 2003 period. Interest expense for the nine months ended October 31, 2004 decreased by $5,000 in the current nine-month period versus the prior year period.

Provision for Income Taxes

The Company recorded a provision for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded as it is more likely than not that some portion or all of the deferred tax asset will not be realized.

If the Company did not record the deferred tax valuation allowance, the effective income tax rate for the three and nine months ended October 31, 2004 would be 39.0%. Management will evaluate the Company's income tax position as the year progresses and adjust the rate as necessary.

Net Income (Loss) and Net Income (Loss) per Share

The Company had a net loss of $(130,000), or $(0.02) per share for the three months ended October 31, 2004, compared to net income of $17 thousand for the three months ended October 31, 2003, and a net loss of $(1.4) million, or $(0.19) per share for the nine months ended October 31, 2004, compared to a net loss of $(82,000), or $(0.01) per share for the comparable prior year period ended October 31, 2003. The increase in net loss was due to the reasons described in the preceding sections.

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

For the nine months ended October 31, 2004 the Company generated $365,000 in cash from operating activities, compared to $2.6 million cash provided by operating activities for the nine months ended October 31, 2003. The cash provided by operations in the nine months ended October 31, 2004 versus the prior year nine month period was due to the net loss for the period, an increase in receivables on the increase in sales, partially offset by increases in cash due to inventory reductions during the current year, as inventory levels were reduced to more optimal operating levels, and increases in accounts payable and accrued expenses due to the increased sales activity in the current year. The Company continues to focus on managing its overall working capital. Cash used in investing activities was $0.6 million and $0.4 million during the nine months ended October 31, 2004 and 2003, respectively, due primarily to purchases of plant and equipment. The Company expects that its aggregate capital expenditure requirements for plant and equipment, for the year ending January 31, 2005 will range from approximately $0.9 million to $1.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings. Net cash used in financing activities during the nine months ended October 31, 2004 was nil, comparable to the financing activity for the nine months ended October 31, 2003. API has a $20 million revolving line of credit through a Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. At October 31, 2004, borrowings under the Facility totaled $14.5 million, at an interest rate of approximately 3.5%. This amount represented a draw on the Facility just prior to October 31, 2004, and shortly after the quarter end, the Company repaid all of the borrowings that were outstanding at quarter-end. The Company regularly draws down on the Facility just prior to quarter end, holds this cash, and then repays the amount drawn shortly after the quarter end. The purpose of these draw downs is to indicate that the Company has access to cash for potential acquisitions or other investment opportunities that may arise. Approximately $3.0 million was available under the Facility at October 31, 2004. The Facility was scheduled to expire July 1, 2005, however, effective July 31, 2004, the Facility was extended to July 1, 2006, on substantially the same terms and conditions, therefore, borrowings under the Facility are classified as long term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

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

Contractual Obligations

As of October 31, 2004, there have been no material changes outside the ordinary course of the Company's business in the Company's specified contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

On November 8, 2004, the Company received notice from First Equity Development, Inc., that First Equity intended to allow the Engagement Agreement, dated as of February 1, 2002, by and between the Company and First Equity, currently in effect through a month-to-month extension as agreed upon by both parties, to expire on January 31, 2005. First Equity is the wholly-owned subsidiary of First Equity Group, Inc., the majority stockholder of the Company (which is itself wholly-owned by Mr. Michael Culver, the Chief Executive Officer of the Company, and Mr. Aaron Hollander, the Chairman of the Company).

The Engagement Agreement had an initial term of two years and was renewed on a month-to-month basis effective February 1, 2004. Pursuant to the terms of the Engagement Agreement, First Equity provides the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The Company pays First Equity a $30,000 monthly retainer, and reimburses First Equity for its out-of-pocket expenses. In addition, upon the successful completion of certain transactions, the Company will pay a Success Fee to First Equity.

First Equity informed the Company that its decision not to renew the Engagement Agreement was based on its regular review of the direction with which First Equity desires to take the advisory practice. Moreover, in order to facilitate the transition, First Equity would be prepared to consult with any banking firm the Company engages to replace First Equity or to train any professionals the Company hires to assume the responsibilities that First Equity has handled. The Company will evaluate its alternatives for how it will replace services currently provided by First Equity. The Company filed a Form 8-K on November 12, 2004 regarding this matter.


Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements as defined in Item 303(a)4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at October 31, 2004, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $189,000 in the net liability position of financial instruments at October 31, 2004. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in a increase of approximately $231,000 in the net liability position of financial instruments at October 31, 2004. During the three months ended October 31, 2004, the Company experienced a comprehensive gain of $122,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar. During the nine months ended October 31, 2004 the Company experienced a comprehensive gain of $155,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar. The Company did not experience any significant changes in market risk during the nine months ended October 31, 2004.

Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.


Item 4. Controls and Procedures
-------------------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of October 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On October 28, 2004 an Order of Dismissal was entered by the Circuit Court of Tennessee for Shelby County, Tennessee, ordering the case dismissed with prejudice.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

NONE

Item 3. Defaults Upon Senior Securities
---------------------------------------

NONE

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

NONE

Item 5. Other Information
-------------------------

NONE

Item 6. Exhibits
----------------

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

                                          First Aviation Services Inc.
                                          ----------------------------
                                                   (Registrant)


Date: December 15, 2004                   /s/ Michael C. Culver
                                          --------------------------------------
                                          Michael C. Culver,
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)


Date: December 15, 2004                   /s/ Robert G. Costantini
                                          --------------------------------------
                                          Robert G. Costantini,
                                          Chief Financial Officer (Principal
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