Form 10-K
period 2005-01-31
FIRST AVIATION SERVICES INC
filed 2005-05-02
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 For the fiscal year ended January 31, 2005

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                        ---   ---
The aggregate market value of voting common and non-voting equity held by non-affiliates as of July 31, 2004 was approximately $16.3 million.

The number of shares outstanding of the registrant's common stock as of April 12, 2005 was 7,327,206 shares.

                      Documents incorporated by reference:
         Portions of the Registrant's definitive Proxy Statement for the
              2005 Annual Meeting of Stockholders is incorporated
                    herein by reference into Part III hereof

                          First Aviation Services Inc.
                                TABLE OF CONTENTS


Forward Looking Statements.....................................................3

                                     Part I

Item 1.  Business..............................................................3
Item 2.  Properties............................................................7
Item 3.  Legal Proceedings.....................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...................8
Executive Officers of the Registrant...........................................8


                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities.................................9
Item 6.  Selected Financial Data..............................................10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations........................................................11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........23
Item 8.  Financial Statements and Supplementary Data..........................24
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................24
Item 9A. Controls and Procedures..............................................24
Item 9B. Other Information....................................................24


                                    Part III

Item 10. Directors and Executive Officers of the Registrant...................25
Item 11. Executive Compensation...............................................25
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................25
Item 13. Certain Relationships and Related Transactions.......................25
Item 14. Principal Accountant Fees and Services...............................25


                                     Part IV

Item 15. Exhibits and Financial Statement Schedules...........................26
Signatures....................................................................30
Index to Consolidated Financial Statements and Supplementary Data.............F1
Exhibit Index.................................................................

                          First Aviation Services Inc.

                           Annual Report on Form 10-K
                   for the Fiscal Year Ended January 31, 2005

Forward-Looking Statements
--------------------------

     Certain statements discussed in Item 1, "Business", Item 3, "Legal Proceedings", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7, "Liquidity and Capital Resources", and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, the loss of the use of facilities and distribution hub in Memphis, significant failure of our computer systems or networks, efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements or cautionary factors.

                                     PART I
                                     ------

Item 1.  Business
-----------------

General

     First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aircraft Parts International, Ltd. ("API Ltd."), and API Asia Pacific Inc. ("API Asia Pacific"), and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively, the "Company"), is one of the premier suppliers of services to the aviation industry worldwide. The services the Company provides to the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses.

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

     The Company believes that the current annual worldwide market for new and used parts, components and consumable supplies for aircraft and engines is approximately $25.0 - $35.0 billion. This market has leveled out and started to increase after several years of decline. Of the worldwide market, an estimated $2.5 billion is supplied to the general aviation category of the aftermarket parts sector in which the Company principally operates, $5.0 billion goes through distribution to all market categories, and the balance is supplied direct to the end user. The aviation aftermarket parts sector includes passenger and cargo airlines, fleet and corporate aircraft operators, certified repair facilities, governments and military services, flight training schools, fixed base operators ("FBOs"), business aviation, helicopter and recreational operators. The aviation aftermarket parts sector is highly-fragmented, although there are a limited number of large, well-capitalized companies, including original equipment manufacturers ("OEMs"), and suppliers, selling a broad range of parts and services, as well as numerous smaller competitors serving niche markets.

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

     Competition in supply chain management services comes from numerous companies both within and outside of the aerospace industry, although many competitors are specialized to a particular industry. The supply chain management service provider market is fragmented and growing as a result of the growing trend to outsource, a trend that is increasing due to economic conditions and the need for companies to reduce their cost structures. Some competitors in the distribution business pay up front fees and acquire their customers' inventory in exchange for supply chain contracts, a strategy that the Company has not pursued. The Company believes that it has an advantage in the aerospace industry due to its experience, knowledge, focus, and contacts within the industry.

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

     Industry Conditions. The aftermarket parts sector in which the Company operates is affected by general economic conditions and specific market activity like flight activity, flight training, and air travel for business and pleasure. Revenues for the year ended January 31, 2005 were higher than the prior year due to an improving economy, but were adversely effected by reduced levels of specific market activity that were caused by higher fuel prices, and in the latter half of the year adverse weather conditions in significant markets. Recovery in the market environment has been increasing gradually. Overall business activity in the aftermarket parts sector continues to be improving in several customer segments the Company serves. Some categories have improved with the economy, like general aviation and commercial airlines, but they are still vulnerable to a downturn from terrorist acts and higher fuel prices. Flight schools have not fully recovered to the level of pre-recession operating levels, and certain flight zones remain restricted for general aviation flights. Bankruptcies have and may continue to occur in the aerospace industry, which have reverberating effects for all market sectors. The Company expects that the current level of business activity in the aftermarket parts sector will continue, but the timing of any further expansion remains uncertain. The Company continues to look for new sources of revenue, to control its costs, and expand its offering of services both within the aftermarket parts sector and beyond.

     Principal Suppliers

     API has five suppliers from whom approximately 40%, 45%, and 49% of its total purchases were made during the years ended January 31, 2005, 2004 and 2003, respectively.

     The Company has entered into a service arrangement with an authorized Piper distributor pursuant to which the Company provides services, including parts supply services and logistics services, enabling the Company to continue to service this customer base. This arrangement has mitigated the effect of the December 31, 2003 termination of the Company's distributorship with New Piper Aircraft, Inc.

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

     The Company sells supply chain management services by identifying potential customers and opportunities in the industry through contacts within the industry, advertising and targeted marketing, recommendations from current customers, and leads from regional sales managers. Lead times for the procurement of new contracts is effected by the long-term nature of such contracts, the relationship building with the customer that is required, and the substantial change it often requires of the customer's existing business infrastructure.

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

Employees

     As of January 31, 2005, the Company employed 196 persons on a full-time basis. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Geographic Areas

     Sales to unaffiliated foreign customers were approximately 22%, 22%, and 18% of net sales for the years ended January 31, 2005, 2004 and 2003, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America and Europe.

Products and Services

     The Company reports its revenue as one reportable segment and believes it is impracticable to breakout various products and services for reporting purposes.

Item 2.  Properties
-------------------

           The Company leases all of its facilities, described below:


                                                                                      Square               Lease
Location                      Entity               Description                        Footage            Expiration
--------                      ------               -----------                        -------            ----------
Westport, CT                  First Aviation       Executive offices                    3,000               2007

Memphis, TN                   API                  Distribution/sales                 157,000               2013

Calgary, Canada               API Ltd.             Sales                                5,600               2009

Montreal, Canada              API Ltd.             Sales                                7,270               2008

Clark Field, Pampanga,
Philippines                   API Asia Pacific     Distribution/sales                  22,235               2010

St. Charles, IL               API                  Sales                                1,000               2006


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

         None.


Executive Officers of the Registrant
------------------------------------

     The Company's executive officers, their ages and backgrounds are as follows:

     Michael C. Culver, 54, has served as President and Chief Executive Officer of First Aviation since March 1995. Mr. Culver has also served as Chairman of API since 1997. In 1985, Mr. Culver co-founded First Equity Group Inc. ("First Equity Group"). First Equity Group's interests, in addition to the Company, include First Equity Development Inc., an aerospace investment and advisory firm, Skip Barber Racing School, LLC and Imtek, Inc. Mr. Culver serves on the Boards of Skip Barber Racing School, LLC and Imtek, Inc.

     Robert G. Costantini, 45, became First Aviation's Chief Financial Officer, Senior Vice President of Finance, and Corporate Secretary in October 2003. Prior to joining First Aviation, from 1999 to 2003, Mr. Costantini was Chief Financial Officer of FocusVision Worldwide, Inc., a technology company providing video transmission services. From 1986 to 1989 he was first Corporate Controller, and from 1989 to 1999 he was Vice President - Finance for M.T. Maritime Management Corp., a global maritime transportation company. Mr. Costantini started his career with Peat Marwick, Mitchell & Co. Mr. Costantini is a Certified Public Accountant, Certified Management Accountant, and a member of the bar of New York and Connecticut.

     Paul J. Fanelli, 43, became President and CEO of First Aviation's principal subsidiary Aerospace Products International Inc. on April 5, 2004. Mr. Fanelli was hired February 16, 2004 as Senior Vice President and Chief Operating Officer of API. From 2000 to 2003, Mr. Fanelli was President - Europe for Brightpoint, Inc., a distributor of wireless voice and data products and a supplier of outsourced services. Previously he was Chief Operating Officer from 1998 to 2000 for Brightpoint Europe, Middle East and Africa. Mr. Fanelli has worked for Ericsson Mobile Communications, Texas Instruments, ITT Avionics and started his career with Loral Electronics.

                                     PART II



Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

     Market Information. First Aviation's common stock trades on The NASDAQ Small Cap Market under the symbol FAVS. The table below sets forth the quarterly high and low sales prices for the First Aviation's common stock as reported by the NASDAQ Stock Market since February 1, 2003.


                    Year Ended                                                    Year Ended
                 January 31, 2005                                              January 31, 2004
----------------------------------------------------          ---------------------------------------------------
                           High            Low                                        High             Low
                           ----            ---                                        ----             ---
First Quarter              $4.80          $3.90               First Quarter           $3.72           $2.62
Second Quarter             $5.00          $4.25               Second Quarter          $4.00           $2.95
Third Quarter              $4.72          $3.86               Third Quarter           $3.99           $3.36
Fourth Quarter             $4.60          $3.52               Fourth Quarter          $4.79           $3.36

     Holders. As of April 22, 2005, there were 17 holders of record of the First Aviation's common stock.

     Dividends. First Aviation did not pay a dividend in the fiscal years ended January 31, 2005 and 2004. In January 2003, First Aviation paid a special cash dividend of $1.00 per share. The total cash paid was $7.3 million. This is the only cash dividend or distribution paid on First Aviation's common stock since its inception. At this time, First Aviation anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. In addition, API's credit facility prohibits the payment of cash dividends from it to First Aviation without the lender's consent. Any payment of cash dividends in the future on the common stock will be dependent upon First Aviation's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it (as described above), and restrictions, if any, under any current or future debt obligations, as well as other factors that the Board of Directors deems relevant.

     Repurchases. In the fourth quarter of the fiscal year ended January 31, 2005, First Aviation did not purchase any shares of its Common Stock.

Item 6.  Selected Financial Data
--------------------------------

     The selected financial data set forth below should be read in conjunction with the "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                                                        Year Ended January 31,
(Amounts in thousands, except per share amounts)       2005       2004         2003        2002       2001
                                                   ----------- ----------- ----------- ----------- ----------

Balance Sheet Summary:

Working capital                                    $   47,179  $   49,143  $   47,996  $   56,903  $  42,673
Cash per share outstanding (1)                           3.08        3.45        3.59        4.31       4.43
Total assets                                           65,199      64,982      65,041      80,544     80,714

Current debt and obligations under capital leases           -           -           4         180     11,757
Long-term debt                                         14,500      14,500      14,500      14,800          -
Other long-term liabilities                             1,041       1,041       1,041       1,041      1,188
Total stockholders' equity                         $   34,634  $   36,565  $   36,094  $   49,018  $  47,832
Book value per share outstanding (2)               $     4.73  $     5.02  $     4.98  $     6.79  $    6.65
Cash dividends paid per share                               -           -  $     1.00           -          -
Common shares outstanding                               7,322       7,284       7,251       7,214      7,185

Results of Operations Summary (3):

Net sales                                          $  124,249  $  105,777  $  101,737  $  105,696  $  97,550
Gross profit                                           20,724      19,536      18,473      19,016     18,543

Income (loss) from operations                          (2,142)       (121)     (1,577)        227     (2,300)

Income (loss) before income taxes                      (2,108)        (14)     (1,413)        486       (925)
Provision (benefit) for income taxes                      121         (25)      1,786        (194)      (349)
                                                   ----------- ----------- ----------- ----------- ----------
Income (loss) from continuing operations before
     accounting change                                 (2,229)         11      (3,199)        292       (576)
Cumulative effect of change in accounting                   -           -      (2,735)          -          -
                                                   ----------- ----------- ----------- ----------- ----------
Net income (loss)                                  $   (2,229) $       11  $   (5,934) $    1,252  $  (1,830)
                                                   =========== =========== =========== =========== ==========
Basic income (loss) per share from continuing
     operations                                    $    (0.31) $     0.00  $    (0.44) $     0.04  $   (0.08)

Basic net income (loss) per share                  $    (0.31) $     0.00  $    (0.82) $     0.17  $   (0.24)

Weighted average shares outstanding - basic             7,302       7,267       7,225       7,198      7,721
                                                   ----------- ----------- ----------- ----------- ----------
Income (loss) per share from continuing
     operations -- assuming dilution               $    (0.31) $     0.00  $    (0.44) $     0.04  $   (0.08)
Net income (loss) per share -- assuming dilution   $    (0.31) $     0.00  $    (0.82) $     0.17  $   (0.24)
Weighted average shares outstanding - assuming
     dilution                                           7,302       7,282       7,225       7,209      7,721
                                                   ----------- ----------- ----------- ----------- ----------

Notes to Selected Financial Data

     (1) Cash per share outstanding is calculated by taking the cash balance and dividing by common shares outstanding. The Company repurchased for treasury 1.2 million shares for $4.8 million during the year ended January 31, 2001. The Company believes this disclosure is pertinent to investors because it indicates the Company has financial resources to pursue its strategy. Cash per share outstanding does not represent funds that are available for management's discretionary use due to legal or functional requirements to conserve cash for capital replenishment, expansion, debt service, or other commitments and uncertainties.

     (2) Book value per share outstanding is calculated by taking total stockholders' equity and dividing by common shares outstanding.

     (3) During the year ended January 31, 2003 the Company recorded a charge of $0.8 million to increase its allowance for doubtful trade receivables, recorded an income tax charge of $2.0 million to establish a valuation allowance against its deferred income tax assets, recorded a net charge of $2.7 million upon adoption of a new accounting principle related to goodwill, and paid a special cash dividend of $1.00 per share. In fiscal year 2001, the Company discontinued its e-commerce subsidiary, AeroV Inc. ("AeroV"). As a result of the discontinuance, AeroV has been accounted for as discontinued operations, and the results of operations and were condensed and reported separately from continuing operations.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Cautionary Statements

Certain statements made in Item 1 "Business", Item 3, "Legal Proceedings", this
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors, include:

     o The Company's continued ability to obtain parts and components from its principal suppliers on a timely basis. The Company's distribution services business is dependent upon the availability of parts, components and supplies from its suppliers. API does not have any long-term agreements or commitments from OEMs or other suppliers from whom it purchases parts, and is dependent upon these manufacturers for access to parts for resale. A disruption in the Company's ability to obtain parts, components and supplies, for any reason, and without the ability to find alternative sources, would have an adverse impact on the Company's business. In addition, some OEM's, in an effort to find additional sources of income, are attempting to distribute directly to the customer and by-pass the Company as a distribution channel.

     o Depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole. The Company is dependent upon the level of activity in the aviation industry, including commercial and recreational flying, and flight training schools. Continued depressed conditions in the aviation industry, as well as any downturn in economic conditions, will have an adverse impact on the Company's future results.

     o The impact of changes in fuel and other freight related costs. Fuel is a significant cost in the aviation industry and increases in the cost of fuel or lack of availability of fuel could have an adverse impact on overall flight activity levels, and the Company's business.

     o Relationships with its customers. An inability to maintain good relationships with its customers, or the inability to expand by establishing relationships with new customers, could have an adverse impact on the Company.

     o The ability of the Company's customers to meet their financial obligations to the Company. The inability of the Company's customers to meet their obligations to the Company, or to meet their general financial obligations and face financial difficulty, would adversely impact the ability of the Company to collect on its receivables and generate future sales.

     o The ability to obtain and service supply chain management contracts. Supply chain management contracts have a long lead-time and require extensive effort and focus to obtain. An inability to obtain such contracts, or to service the customer appropriately, for any reason, would have an adverse impact on the Company's future results.

     o Changes in regulations or accounting standards. The Company is subject to regulations (including income tax laws) and accounting standards that could change in the future, and such changes could have an adverse impact on the Company's reported results.

     o The ability to consummate suitable acquisitions and expand. An inability to expand through acquisitions or through other means of growth, including internationally, will have an adverse impact on the Company.


     o The Company's facilities and distribution hub is in Memphis and most of its inventory is stored in contiguous warehouse space. Losing access or use of these facilities, through security concerns, natural disasters or damage to the buildings, would interrupt the Company's business, which would adversely affect its business and operating results.

     o The significant failure of computer sustems or networks that disrupt business or operations. The Company's computer systems, internal and external networks, and suppliers are crucial to service customers and manage operations. Significant disruptions or malfunctions of its computer systems or networks could have a material adverse effect on its business and results of operations. During 2005, the Company plans to install a new suite of enterprise resource planning software using internal resources and consultants for implementation. Failure to achieve effective implementation could have a material adverse effect on its business and results of operations.


     o The effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will result in additional expenses. Financial and management resources needed for the Company and its auditors to assess internal control over financial reporting to comply with the Sarbanes-Oxley Act of 2002 and related regulations are expected to be significant, and our efforts to comply will result in additional expenses. These expenses may have an adverse impact on our business results.

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

     The Company recorded an increase in revenues for the year ended
January 31, 2005. For the full year, despite higher revenues, the Company experienced an operating loss resulting from declining gross margins, lower freight billings, and increased expenses to effect significant changes in the way the business is managed. The Company believes it maintains a strong balance sheet, although cash levels decreased primarily due to the operating losses experienced during the year, expenditures for equipment and enterprise software, and making accelerated payments to obtain vendor price discounts. The Company believes that its results show that it continues to take market share from its competitors, as it managed to grow even though the industry outlook remains cautious for growth.

     Results for the three months ended January 31, 2005 were mixed as the Company increased revenue due to an improved economy, but experienced lower gross margins. The Company also experienced higher expenses and charges, primarily due to changes in operations initiated by management that are not anticipated to recur.

     Recovery in the industry has been gradual, and overall business activity in the aerospace industry continues to be influenced by several factors, including higher fuel prices. Although the extent and timing of further increases in market activity is uncertain, the Company continues to look for opportunities for new markets and revenues, increased margins, improved cost controls, and expanded service offerings.

     The Company has entered into a service arrangement with an authorized Piper distributor pursuant to which the Company provides services, including parts supply services and logistics services. This has mitigated the effect of the December 31, 2003 termination of the Company's distributorship with New Piper Aircraft, Inc.

     During the year ended January 31, 2003 the Company, due to the loss incurred for the year, and in accordance with requirements of Statement of Financial Accounting Standards No. ("FAS") 109, "Accounting for Income Taxes", recorded a non-cash deferred income tax charge of $2.0 million to establish a full valuation allowance against its net deferred income tax assets as it was more likely than not that some portion or all of the deferred tax asset will not be realized. The establishment of the valuation allowance is not a reflection of the future or long-term profitability of the Company, and the Company expects that it will reverse in future years if financial results increase sufficiently to support the value of the assets.

     During the first quarter ended April 30, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". Pursuant to FAS 142, goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. Upon adoption of FAS 142, the Company was required to perform transitional impairment tests relating to its goodwill existing as of February 1, 2002, the date of adoption. As a result, upon adoption of FAS 142, the Company took a non-cash charge of $2,735,000 net of applicable income tax benefit of $922,000 or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows. The adoption of FAS 142 represented a change in accounting principle, and the cumulative effect, net of the applicable income tax benefit, has been shown on a separate line in the consolidated statements of operations.

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

Allowance for Excess and Obsolete Inventories

     Inventories generally consist of aircraft parts and components, and are valued at the lower of cost or market, using the first-in, first-out method. Provisions were made in each period for the estimated effect of excess and obsolete inventories based upon financial formulas that took into account quantities, costs, the age of the inventory on hand, historical and projected sales, and other inventory movements, adjusted for known or estimated factors such as new product lines and product return allowances. During the three months ended July 31, 2004, as a result of normal review procedures, the Company adjusted the methodology for estimating the Allowance for Slow Moving and Obsolete Inventory that makes the estimate more objective, and efficient to calculate, by applying percentages based on historical experiences of inventory in various age classifications, and eliminating the practice of making adjustments based on historical and projected sales, or other inventory movements due to new product lines and product return allowances. Actual excess and obsolete inventories may differ significantly from such estimates, and such differences could have a significant negative impact on the estimated allowance, and the Company's financial performance.

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

Deferred Income Taxes

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

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS No. 123(R) at the beginning of the first fiscal year beginning after June 15, 2005, and we plan to adopt it effective January 1, 2006.



Results of Operations

     The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent.

                                                                           Year Ended January 31,
                                                       ---------------------------------------------------------------
                                                               2005                 2004                  2003
                                                       ---------------------------------------------------------------

  Net sales                                                    100.0%               100.0%                100.0%
  Cost of sales                                                 83.3                 81.5                  81.8
                                                       -------------------- --------------------- --------------------
  Gross profit                                                  16.7                 18.5                  18.2
  Selling, general and administrative expenses                  16.1                 16.1                  17.4
  Corporate expenses                                             2.4                  2.5                   2.4
                                                       -------------------- --------------------- --------------------
  Income (loss) from operations                                 (1.8)                (0.1)                 (1.6)
  Interest income                                                0.1                  0.1                   0.3
  Interest and other expenses                                    -                    -                    (0.1)
                                                       -------------------- --------------------- --------------------
  Income (loss) before income taxes                             (1.7)                 0.0                  (1.4)
  (Provision) benefit for income taxes                          (0.1)                 0.0                  (1.7)
                                                       -------------------- --------------------- --------------------
  Income (loss) from continuing operations                      (1.8)                 0.0                  (3.1)
  Cumulative effect of accounting change                         -                    -                    (2.7)
                                                       -------------------- --------------------- --------------------
     Net income (loss)                                          (1.8)%                0.0%                 (5.8)%
                                                       -------------------- --------------------- --------------------


Year ended January 31, 2005 compared to year ended January 31, 2004

Net sales

     Net sales for the year ended January 31, 2005 increased $18.5 million, or 17.5%, to $124.2 million from $105.8 million for the year ended January 31, 2004. Net sales increased in all customer sectors, as economic conditions improved for the general economy as a whole for the year, leading to greater flight activity than the previous year, and therefore increases in maintenance and repairs. The increase in sales occurred across all geographic regions with the most significant improvement in sales growth occurring in Asia and Latin America at 31% and 38% respectively. European revenue growth, while positive, lagged the other regions of the world at 10%.

     Freight revenue is a component of net sales and it represents freight billed to customers. Freight revenue declined for year ended January 31, 2005 by 13% to $2.1 million from $2.4 million for the prior year ended January 31, 2004. This decline was due primarily to increased customer incentives resulting from promotional activities and industry competition. This had an adverse effect on gross profit margin as explained below under the caption "Gross Profit".

Cost of sales

     Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales. Costs of sales for the year ended January 31, 2005 increased $17.3 million, or 20.0%, to $103.5 million from $86.2 million for the year ended January 31, 2004. The increase in cost of sales was due primarily to the increase in net sales of parts and components. In addition, a $300,000 increase to inventory reserves was recorded in the quarter ended July 31, 2004 as described under the caption "Critical Accounting Policies" in the section "Allowance for Excess and Obsolete Inventories".

     As a percentage of net sales, cost of sales increased for the twelve months ended January 31, 2005, to 83.3% from 81.5%, for the twelve month period ended January 31, 2004. The increase in the percentage of cost of sales compared to net sales for the twelve months ended January 31, 2005 compared to the comparable twelve month 2004 period, was due to the reasons described above, as well as higher growth in sales of products and components supply services versus supply chain management services contracts, the latter representing a larger share of the revenue mix in the prior year period versus the current year period.


Gross profit

     Gross profit for the twelve months ended January 31, 2005 increased $1.2 million or 6.1% to $20.7 million, compared to gross profit for the twelve months ended January 31, 2004. Gross profit as a percentage of net sales decreased to 16.7% for the twelve month period ended January 31, 2005, from 18.5% for the comparable twelve month period ended January 31, 2004. Gross profit margin for the twelve month period ended January 31, 2005, decreased compared to the comparable period of the prior year principally due to the accrual for an increase in the inventory reserves, as mentioned above under the caption "Cost of Sales", as well as an increase in the mix in sales of parts and components supply services which have a lower gross profit margin relative to supply chain management services. The increase in net freight expense, as described below, contributed to the reduction in gross profit for the twelve months ended January 31, 2005 compared to the twelve months ended January 31, 2004.

     Gross profit is also impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expense decreased gross profit by 5.7% for the twelve months ended January 31, 2005, compared to a decrease of 3.9% in the comparable 2004 period. The decrease was due primarily to increased customer incentives from promotional activities offering customers reduced or zero freight on shipments.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the year ended January 31, 2005 increased $3.0 million, or 17.3%, to $20.0 million from $17.0 million for the year ended January 31, 2004. The increases for the twelve months ended January 31, 2005, over the twelve month period ended January 31, 2004, is due primarily to increases in salaries and payroll costs related to additional sales personnel, higher sales commissions, sales related travel expenses, severance and relocation expense for personnel changes, increased legal fees, the expiration of property tax incentives, and expenses incurred for the implementation of a new customer initiative requiring additional temporary warehouse personnel. Offsetting these increases were reductions to bad debt expense from a reduction in the reserves for accounts receivable, and lower depreciation expense. The reduction in the accounts receivable reserves that resulted during normal review procedures was due to a change in the Company's estimate for bad debts resulting from changes in estimated collections based on improving customer payment trends, and the overall improving economy.


     Selling, General and Administrative expenses as a percentage of revenues were 16.1% for the twelve months ended January 31, 2005, unchanged from the twelve months ended January 31, 2004.

Corporate Expenses

     Corporate expenses for the twelve months ended January 31, 2005 increased $268,000, or 10.2%, to $2.9 million, from the $2.6 million incurred during the twelve months ended January 31, 2004. For the twelve months ended January 31, 2005 versus the prior year, the Company incurred an additional $324,000 in legal expenses related to updating our corporate governance policies under new SEC and NASDAQ exchange rules, responding to a dissident shareholder's proposal, activities in connection with a proxy contest, and for the 2004 annual meeting. Other increases in the twelve months ended January 31, 2005 versus the twelve months ended January 31, 2004 related to salary and payroll expenses, travel expenses, insurance charges, and consulting services related to changes in management, which were partially offset by lower expenses in other categories over the prior year period.

Interest income and interest and other expenses

     During the twelve months ended January 31, 2005, interest income from investing the Company's cash in short term investments, decreased by $88,000 to $66,000 over the comparable prior year period. The decrease in income was due to lower cash balances to invest, and lower interest rates due to a revised investment strategy minimizing market risk for the year ended January 31, 2005 over the twelve-month period ended January 31, 2004. Interest and Other Expenses resulted in income of $10,000 for the twelve months ended January 31, 2005 versus expense in the amount of $5,000 in the comparable prior year period due primarily to reductions in other expenses and less foreign exchange gains.

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

Net Income (Loss) and Net Income (Loss) per Share

     The Company had a net loss of $2.2 million or $0.31 per share for the twelve months ended January 31, 2005, compared to net income of $11,000 for the full year ended January 31, 2004. The net loss was due to the reasons described in the preceding sections.


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

     Freight revenue is a component of net sales and it represents freight billed to customers. Freight revenue for the year ended January 31, 2004 declined 15% to $2.4 million from $2.8 million for the year ended January 31, 2003. This was due to increased customer incentives resulting from promotional activities and industry competition. This had an adverse effect on Gross Profit as explained below in the section "Gross profit".

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

Net income (loss) and Net income (loss) per share

     The Company earned $11,000, which is $0.00 per share for the year ended January 31, 2004, as compared to a net loss of $5.9 million, or $0.82 per share for the year ended January 31, 2003. The net income and increase in net income are due principally to the reasons described above.



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

     The reduction in cash for the year ended January 31, 2005 was principally the result of the operating loss, purchases of equipment and software, and making accelerated payments to obtain vendor price discounts. The Company believes it maintains a strong balance sheet.

     The Company's cash provided by (used in) operations for the years ended January 31, 2005, 2004 and 2003 was $(1.5) million, $(0.6) million, and $3.4 million, respectively. Cash used in operations for the year ended January 31, 2005 was impacted by the operating losses, an increase in accounts receivable due to the increase in sales for the year, and the reduction in payables resulting from the Company pursuing vendor price discounts aggressively in the fourth quarter. Cash used in investing activities for the years ended January 31, 2005, 2004 and 2003 was $(1.0) million, $(0.4) million, and $(0.9) million, respectively. Cash used in investing activities for the years ended January 31, 2005, 2004, and 2003 was related to purchases of fixed assets. Cash provided by (used in) financing activities for the years ended January 31, 2005, 2004 and 2003 was nil, $1,000, and $(7.7) million, respectively. Cash used in financing activities for the year ended January 31, 2003 includes $7.3 million to pay stockholders a special cash dividend of $1.00 per share, and $0.5 million to pay down long-term debt and capital lease obligations.

     First Aviation's aggregate cash used for capital expenditures for the years ended January 31, 2005, 2004 and 2003 was $1.0 million, $0.5 million, and $0.9 million, respectively. The increase in capital requirements in fiscal 2005 and planned expenditures in fiscal 2006 is the result of current upgrades to the Company's systems and equipment to handle current requirements and support the Company's growth and expansion. For fiscal year 2006 the amount required for capital expenditures currently is expected to range between $2.5 million and $3.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings.

     API has a $20 million revolving line of credit through a Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. For the three months ended January 31, 2005, API failed to maintain the specified interest expense coverage ratios, which were adversely impacted by charges for the three months ended January 31, 2005 (charges which the Company does not anticipate to recur). The Company obtained a waiver from the borrower for the violation of the covenant. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. Borrowings under the Facility were $14.5 million at January 31, 2005, at an interest rate of approximately 4.1%. Of the $14.5 million, $10.5 million represented a draw on the Facility just prior to January 31, 2005, and in February and March 2005 the Company repaid all of the borrowings that were outstanding at year-end. The Company regularly draws down on the Facility just prior to quarter end and year end, holds the cash, and then repays the amount drawn shortly after the quarter end or year end. The purpose of these draw downs is to indicate that the Company has access to cash for potential acquisitions or other investment opportunities that may arise. An additional total of approximately $2.0 million was available to borrow under the Facility at January 31, 2005. During the quarter ended July 31, 2004, API extended the maturity date of the Facility to July 1, 2006 from July 1, 2005. The extension of the agreement was on the same terms and conditions as the prior Facility. As a result of the extension, borrowings under the Facility continue to be classified as long-term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

     Based upon current and anticipated levels of operations, the Company believes that its cash on hand and cash flow from operations, combined with borrowings available under its line of credit, will be sufficient to meet its current and anticipated cash operating requirements through the year ending January 31, 2006, including scheduled interest payments, working capital needs, capital expenditures and subsidiary preferred dividend requirements.

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

     In a series of authorizations commencing November 3, 1999, the Company's Board of Directors authorized a repurchase program of up to 2,118,817 shares of the Company's common stock. The repurchases were made from time to time in open market transactions, block purchases, and privately negotiated transactions or otherwise at prices prevailing at the time of the repurchase.

     During the years ended January 31, 2002 and 2001, respectively, the Company repurchased 1,100 and 1,023,398 shares of its common stock. No shares of common stock have since been repurchased by the Company. Common stock reacquired to date under the Company's share repurchase program totaled 2,024,498 shares at January 31, 2005, with an aggregate cost of approximately $10.7 million, or $5.29 per share. Approximately 94,000 shares still may be repurchased under this program.

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

Contractual Obligations

The following table sets forth the Company's contractual obligations as of January 31, 2005:


                                                                         Payments due by period
                                                                  Less than          1-3         3-5      More than
(Amounts in thousands)                                 Total        1 year          years       years      5 years
                                                    ------------ -------------  ------------ ----------- ------------

Long-Term Debt Obligations (1)                      $    14,500  $          -   $    14,500  $        -  $         -
Capital Lease Obligations                                     -             -             -           -            -
Operating Lease Obligations (2)                           5,178           927         1,698       1,178        1,375
Purchase Obligations (3)                                 15,841        15,841             -           -            -
Other Long-Term Liabilities (4)                           1,041             -             -           -        1,041
Total                                               $    36,560  $     16,768   $    16,198  $    1,178  $     2,416

Notes to Contractual Obligations Data:

     (1) Long-term debt consists of API's revolving line of credit through a Commercial Revolving Loan and Security Agreement as described in Liquidity and Capital Resources, above.

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


Item 7A.   Quantitative and Qualitative Disclosures about Market Risks
----------------------------------------------------------------------

     The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at January 31, 2005, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $81,000 in the net liability position of financial instruments at January 31, 2005. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in a increase of approximately $87,000 in the net liability position of financial instruments at January 31, 2005. During the twelve months ended January 31, 2005 the Company experienced a comprehensive gain of $136,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar. The Company did not experience any significant changes in market risk during the twelve months ended January 31, 2005. Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     See Index to Financial Statements, which appears on page F-1 hereof.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     No disclosure required.


Item 9A.   Controls and Procedures
----------------------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-l5(f) and 15d-l5(f) under the Exchange Act) that occurred during the Company's fourth fiscal quarter of the fiscal year ended January 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B.   Other Information
----------------------------

         No disclosure required.

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


Item 11.   Executive Compensation
---------------------------------

The information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


Item 12.   Security Ownership of Certain Beneficial Owners and Management, and
------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


Item 13.   Certain Relationships and Related Transactions
---------------------------------------------------------

The information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


Item 14.   Principal Accountant Fees & Services
-----------------------------------------------

The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV
                                     -------


Item 15. Exhibits and Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

(a) Documents filed as part of this report:

     (1) Financial Statements: See Index to Consolidated Financial Statements, which appears on Page F-1 hereof.
     (2) Financial Statement Schedule II -- Valuation and Qualifying Accounts, which appears on Page F-20 hereof. (All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.)
     (3)  Exhibits

Exhibit
Number                       Description of Exhibit
------                       ----------------------

3.1       Restated Certificate of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 (No. 333-18647), as amended, filed on December 23, 1996, and incorporated herein by reference).

3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001 (No. 0-21995), and incorporated herein by reference).

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

10.7 * Amendment No. 1 to the First Aviation Services Inc. Stock Incentive Plan (filed as exhibit 10.39 to Company's Annual Report on Form 10-K for the year ended January 31, 1998 (No. 0-21995), and incorporated herein by reference).

10.8 Commercial Revolving Loan and Security Agreement, dated March 30, 2000, by and between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended January 31, 2000 (No. 0-21995), and incorporated herein by reference).

10.9 Guaranty, dated as of March 30, 2000, between First Aviation Services Inc. and Hudson United Bank (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended January 31, 2000 (No. 0-21995), and incorporated herein by reference).

10.10 Second Amendment to Commercial Revolving Loan and Security Agreement dated as of April 27, 2001 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001 (No. 0-21995), and incorporated herein by reference).

10.11 Second Reaffirmation of Guaranty dated as of April 27, 2001 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
          Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001 (No. 0-21995), and incorporated herein by reference).

10.12 Third Amendment to Commercial Revolving Loan and Security Agreement dated as of June 28, 2001 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001(No. 0-21995), and incorporated herein by reference).

10.13 Third Reaffirmation of Guaranty dated as of June 28, 2001 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
          Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001(No. 0-21995) , and incorporated herein by reference).

10.14 * Amendment No. 2 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-25915) on September 20, 2001, and incorporated herein by reference).

10.15 Letter, effective February 1, 2002, by and between First Equity Development Inc. and its affiliates and First Aviation Services Inc. regarding pursuit of acquisition opportunities (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended January 31, 2002 (No. 0-21995), and incorporated herein by reference).

10.16 Engagement Letter between First Equity Development Inc. and its affiliate, FED Securities Inc., and First Aviation Services Inc. effective February 1, 2002 (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended January 31, 2002 (No. 0-21995), and incorporated herein by reference).

10.17 Fourth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2002 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002 (No. 0-21995), and incorporated herein by reference).

10.18 Fourth Reaffirmation of Guaranty dated as of July 31, 2002 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
          Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002 (No. 0-21995), and incorporated herein by reference).

10.19 Fifth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2003 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (No. 0-21995), and incorporated herein by reference).

10.20 Fifth Reaffirmation of Guaranty dated as of July 31, 2003 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
          Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (No. 0-21995), and incorporated herein by reference).

10.21 Amendment No. 3 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (No. 0-21995), and incorporated herein by reference).

10.22 * Employment Agreement, dated as of October 7, 2003, between the Company and Robert G. Costantini (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.23 * Form of Incentive Stock Option Award Agreement Letter Pursuant to the 1997 Stock Incentive Plan (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.24 *   Officer Indemnification Agreement dated as of October 27, 2003 between the Company and Robert G. Costantini (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.25 *   Employment Agreement, dated as of February 2, 2004, between
          Aerospace Products International, Inc. and Paul J. Fanelli (filed as
          Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.26 * Amendment to Employment Agreement, dated as of April 5, 2004, between Aerospace Products International, Inc. and Paul J. Fanelli (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.27 *   Relocation Agreement, dated as of February 16, 2004, between
          Aerospace Products International, Inc. and Paul J. Fanelli (filed as
          Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.28 Sixth Amendment to Commercial Revolving Loan and Security Agreement, dated as of July 31, 2004, between Hudson United Bank and Aerospace Products International Inc. (filed as Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.29 Sixth Reaffirmation of Guaranty dated as of July 31, 2004, by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
          Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.30 * Amendment dated May 14, 2004 to the Relocation Agreement dated February 16, 2004 between Aerospace Products International Inc. and Paul J. Fanelli (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 (No. 0-21995), and incorporated herein by reference).


10.31 *   Compensation Arrangements with Certain Executive Officers

10.32 *   Compensation of Non-Employee Directors

10.33 Description of Amendement to Letter Regarding Pursuit of Acquistion Opportunities.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 2, 2005

                               FIRST AVIATION SERVICES INC.



                               By:  /s/ Robert G. Costantini
                                    ------------------------
                                    Robert G. Costantini
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Signature                   Title                                    Date
---------                   -----                                    ----



/s/ Aaron P. Hollander      Chairman of the Board                    May 2, 2005
--------------------------
Aaron P. Hollander



/s/ Michael C. Culver       Chief Executive Officer and              May 2, 2005
--------------------------  Director (Principal Executive Officer)
Michael C. Culver



/s/ Stanley J. Hill         Director                                 May 2, 2005
--------------------------
Stanley J. Hill




/s/ Robert L. Kirk          Director                                 May 2, 2005
--------------------------
Robert L. Kirk



/s/ Joseph J. Lhota         Director                                 May 2, 2005
--------------------------
Joseph J. Lhota

                          First Aviation Services Inc.

                        Consolidated Financial Statements

               For the years ended January 31, 2005, 2004 and 2003




                   Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.......................F2

Consolidated Financial Statements:

Consolidated Balance Sheets...................................................F3
Consolidated Statements of Operations.........................................F4
Consolidated Statements of Stockholders' Equity...............................F5
Consolidated Statements of Cash Flows.........................................F6
Notes to Consolidated Financial Statements................................F7-F20

Schedule II -- Valuation and Qualifying Accounts.............................F20




                                       F1

             Report of Independent Registered Public Accounting Firm





The Board of Directors and Stockholders
First Aviation Services Inc.


We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Conmpany's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. at January 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective February 1, 2002.


                                             /s/  Ernst & Young LLP



Stamford, Connecticut
March 31, 2005

                                       F2

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                               January 31,
Assets                                                       2005       2004
                                                          ---------- ----------
Current assets:
     Cash and cash equivalents                            $  22,584  $  25,144
     Trade receivables, net                                  14,563     13,499
     Inventories, net                                        24,156     22,344
     Prepaid expenses and other                                 900      1,032
                                                          ---------- ----------

Total current assets                                         62,203     62,019

Plant and equipment, net                                      2,996      2,963
                                                          ---------- ----------

Total Assets                                              $  65,199  $  64,982
                                                          ========== ==========

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                     $  10,495  $   9,561
     Accrued compensation and related expenses                1,205      1,116
     Other accrued liabilities                                2,424      1,260
     Income taxes payable                                       900        939
                                                          ---------- ----------

Total current liabilities                                    15,024     12,876

Long-term debt                                               14,500     14,500
Minority interest in subsidiary                               1,041      1,041
                                                          ---------- ----------

Total liabilities                                            30,565     28,417

Stockholders' equity
     Common stock, $0.01 par value, 25,000,000 shares
      authorized, 9,135,699 shares issued                        91         91
     Additional paid-in capital                              38,318     38,375
     Retained earnings                                        5,325      7,554
     Accumulated other comprehensive income                     374        238
                                                          ---------- ----------

                                                             44,108     46,258
     Less:  Treasury stock, at cost, 1,814,191 and
      1,851,606 shares, respectively                         (9,474)    (9,693)
                                                          ---------- ----------
     Total stockholders' equity                              34,634     36,565
                                                          ---------- ----------

Total liabilities and stockholders' equity                $  65,199  $  64,982
                                                          ========== ==========


See accompanying notes.


                                       F3

                          First Aviation Services Inc.

                      Consolidated Statements of Operations
               (in thousands, except share and per share amounts)



                                                     Year ended January 31,
                                                --------------------------------
                                                   2005       2004       2003
                                                ---------- ---------- ----------

Net sales                                       $ 124,249  $ 105,777  $ 101,737
Cost of sales                                     103,525     86,241     83,264
                                                ---------- ---------- ----------
Gross profit                                       20,724     19,536     18,473

Selling, general and administrative expenses       19,973     17,032     17,656
Corporate expenses                                  2,893      2,625      2,394
                                                ---------- ---------- ----------
Loss from operations                               (2,142)      (121)    (1,577)
Interest income                                        66        154        273
Interest and other income (expense)                    10         (5)       (67)
Minority interest in subsidiary                       (42)       (42)       (42)
                                                ---------- ---------- ----------
Loss before income taxes                           (2,108)       (14)    (1,413)
(Provision) benefit for income taxes                 (121)        25     (1,786)
                                                ---------- ---------- ----------
Income (loss) from continuing operations before
 cumulative effect of accounting change            (2,229)        11     (3,199)

Cumulative effect of accounting change                  -          -     (2,735)
                                                ---------- ---------- ----------
Net income (loss)                               $  (2,229) $      11  $  (5,934)
                                                ========== ========== ==========

Basic net income (loss) per share, and net income (loss) per share -- assuming dilution:

Income (loss) from continuing operations before
 cumulative effect of accounting change         $   (0.31) $       -  $   (0.44)
Cumulative effect of accounting change                  -          -      (0.38)
                                                ---------- ---------- ----------
Basic net income (loss) per share, and net
 income (loss) per share -- assuming dilution   $   (0.31) $       -  $   (0.82)
                                                ========== ========== ==========

Weighted average shares outstanding -- basic    7,301,751  7,267,368  7,224,532
                                                ========== ========== ==========

Weighted average shares outstanding -- assuming
 dilution                                       7,301,751  7,281,598  7,224,532
                                                ========== ========== ==========

See accompanying notes.


                                       F4

                          First Aviation Services Inc.

                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)


                                       Common Stock                            Accumulated
                                   -------------------- Additional                Other
                                     Number              Paid-in    Retained  Comprehensive           Treasury
                                    of Shares   Amount   Capital    Earnings  Income (Loss) Sub-Total   Stock    Total
                                   ----------- -------- ---------- ---------- ------------- --------- --------- --------

Balances at January 31, 2002        7,213,753  $    91  $  38,516  $  20,728  $       (193) $ 59,142  $(10,124) $49,018

Exercise of stock options to
 purchase common shares                10,800        -          -          -             -         -        63       63
Shares issued under qualified
 plans and to directors                26,157        -        (71)         -             -       (71)      172      101
Other comprehensive loss                    -        -          -          -            97        97         -       97
Dividends paid                              -        -          -     (7,251)            -    (7,251)        -   (7,251)
    Net loss                                -        -          -     (5,934)            -    (5,934)        -   (5,934)
                                   ----------- -------- ---------- ---------- ------------- --------- --------- --------

Balances at January 31, 2003        7,250,710       91     38,445      7,543           (96)   45,983    (9,889)  36,094
                                   ----------- -------- ---------- ---------- ------------- --------- --------- --------

Shares issued under qualified
 plans and to directors                33,383        -        (70)         -             -       (70)      196      126
Other comprehensive income                  -        -          -          -           334       334         -      334
    Net Income                              -        -          -         11             -        11         -       11
                                   ----------- -------- ---------- ---------- ------------- --------- --------- --------

Balances at January 31, 2004        7,284,093  $    91  $  38,375  $   7,554  $        238  $ 46,258  $ (9,693) $36,565
                                   ----------- -------- ---------- ---------- ------------- --------- --------- --------

Shares issued under qualified
 plans and to directors                37,415        -        (57)         -             -       (57)      219      162
Other comprehensive income                  -        -          -          -           136       136         -      136
    Net Loss                                -        -          -     (2,229)            -    (2,229)        -   (2,229)
                                   ----------- -------- ---------- ---------- ------------- --------- --------- --------

Balances at January 31, 2005        7,321,508  $    91  $  38,318  $   5,325  $        374  $ 44,108  $ (9,474) $34,634
                                   =========== ======== ========== ========== ============= ========= ========= ========

See accompanying notes.


                                       F5

                          First Aviation Services Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                        Year ended January 31,
                                                      --------------------------
                                                         2005     2004     2003
                                                      -------- -------- --------
Cash flows from operating activities
Net income (loss)                                     $(2,229) $    11  $(5,934)

Adjustments to reconcile net income (loss) to net
 cash from operating activities
    Non cash expense (income):
     Depreciation and amortization                      1,011    1,101    1,372
     Deferred income taxes                                  -        -    1,786
     Compensation paid through issuance of stock          162      121      104
     Cumulative effect of accounting change                 -        -    2,735
(Increase) decrease in working capital assets:
          Trade receivables                              (990)     416    2,418
          Inventories                                  (1,717)  (1,561)   2,399
          Prepaid expenses and other assets               150       10      421
Increase (decrease) in working capital liabilities:
          Accounts payable                                930     (775)  (1,140)
          Other accrued liabilities                     1,206      188     (685)
          Income taxes payable                            (32)     (70)     (87)
                                                      -------- -------- --------
Net cash provided by (used in) operating activities    (1,509)    (559)   3,389

Cash flows from investing activities
Purchases of plant and equipment and other assets (1,039) (484) (925) Proceeds from disposals of plant and equipment and
 other assets                                               3       70        -
                                                      -------- -------- --------
Net cash used in investing activities                  (1,036)    (414)    (925)

Cash flows from financing activities
Borrowings on revolving line of credit                 56,150   58,000   58,000
Repayments on revolving line of credit and capital
 lease obligations                                    (56,150) (58,004) (58,476)
Dividends paid                                              -        -   (7,251)
Repurchases of common stock for treasury and other          -        5       60
                                                      -------- -------- --------
Net cash provided by (used in) financing activities         -        1   (7,667)

Effect of exchange rate changes on cash and cash
 equivalents                                              (15)     103      103

                                                      -------- -------- --------
Net change in cash and cash equivalents               $(2,560) $  (869) $(5,100)
Cash and cash equivalents at the beginning of the
 year                                                  25,144   26,013   31,113
                                                      -------- -------- --------
Cash and cash equivalents at the end of the year      $22,584  $25,144  $26,013
                                                      ======== ======== ========

Supplemental cash flow disclosures
Cash paid for interest:                               $    46  $    61  $    54
                                                      ======== ======== ========
     Income taxes (refunded) paid, net                $   145  $   124  $  (322)
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

Sales to unaffiliated foreign customers were approximately 22%, 22% and 18% of net sales for the years ended January 31, 2005, 2004 and 2003, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America, and Europe.

The Company provides credit in the form of trade accounts receivable to its customers. The Company generally does not require collateral to support domestic customer receivables. Receivables arising from export activities may be supported by foreign credit insurance. The Company performs ongoing credit evaluations of its customers and maintains allowances that management believes are adequate for potential credit losses. During the year ended January 31, 2003, due to continued deteriorating economic conditions, especially in the aerospace industry, the Company recorded a charge of $804 to increase its allowance for doubtful accounts. The allowance for doubtful accounts was $806 and $1,418, at January 31, 2005 and 2004, respectively.

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

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the years ending January 31, 2005, 2004 and 2003 since all grants were issued at the fair market value of the Company's common stock at the date of grant.

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



                                       F8

The fair value of each option issued was estimated at the date of grant using the following assumptions for the years ended January 31:


                                   2005              2004              2003
                              --------------    --------------    --------------

Expected dividend yield            0.0%              0.0%              0.0%

Risk-free interest rate            3.6%              1.9%              2.5%

Expected volatility               32.3%             37.8%             37.4%

Expected life of option            5.0 years         5.0 years         5.0 years

Weighted-average fair value
   of options granted during
   the year                     $  1.55           $  1.15           $  1.77

Using the above noted assumptions and the weighted-average fair value of each option granted, the following shows the Company's results if the fair value of options issued had been recorded as an expense.


                                        2005          2004          2003
                                    ------------  ------------  ------------

Net income (loss) as reported       $    (2,229)  $        11   $    (5,934)

Pro forma net compensation expense
 for issuance of stock options               57            42           295
                                    ------------  ------------  ------------

Pro forma net loss                  $    (2,286)  $       (31)  $    (6,229)
                                    ============  ============  ============

Basic net income (loss) per share,
 and net income (loss) per share
 -- assuming dilution as reported   $    (0.31)   $      0.00   $     (0.82)
                                    ============  ============  ============

Pro forma basic net income (loss)
 per share, and net income (loss)
 per share -- assuming dilution     $    (0.31)   $      0.00   $     (0.86)
                                    ============  ============  ============



Cash and Cash Equivalents

Cash and cash equivalents at any time may consist of a combination of demand deposits, money market or short-term, high-grade bond funds and short-term certificates of deposit purchased with original maturities of less than three months.

Inventories

Inventories generally consist of aircraft parts and components and are stated at the lower of cost or market, using the first-in, first-out method. Provisions are made in each period for the estimated effect of obsolete and slow moving inventories. During the three months ended July 31, 2004, as a result of normal review procedures, the Company adjusted the methodology for estimating the Allowance for Slow Moving and Obsolete Inventory that makes the estimate more objective, and efficient to calculate, by applying percentages based on historical experiences of inventory in various age classifications, and eliminating the practice of making adjustments based on historical and projected sales, or other inventory movements due to new product lines and product returns and allowances. Actual obsolete and slow moving inventories may differ significantly from such estimates, and such differences could be material to the financial statements. The allowance for obsolete and slow moving inventory was $1,656 and $1,013, at January 31, 2005 and 2004, respectively.




                                       F9

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

Goodwill

In prior years, goodwill consisted of the excess of the purchase price of API and Superior over the fair value of the net assets acquired. As described in
Note 9, all goodwill was written off during the three months ended April 30, 2002 upon the required adoption of an accounting change. During the quarter ended April 30, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets". Pursuant to FAS 142, goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies.

Long-Lived Assets

During the year ended January 31, 2003, the Company adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under FAS 144, an impairment loss must be recognized when the carrying amount of a long-lived asset exceeds its fair value. In the event that the carrying amounts of long-lived assets may be impaired, an assessment of recoverability must be performed. The assessment process consists of comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required. If this review process indicates that the asset will not be recoverable, the carrying value of the asset must be reduced to its estimated realizable value. The adoption of FAS 144 had no effect on the consolidated financial position of the Company. No asset impairments were recorded during the years ended January 31, 2005, 2004 and 2003.

Principal Suppliers

API has five suppliers of parts and components from which approximately 40%, 45% and 49% of its total purchases were made during the years ended January 31, 2005, 2004 and 2003, respectively. Accounts payable to these vendors totaled $1,803 and $2,152 at January 31, 2005 and 2004, respectively. An inability to maintain timely access to parts and components from these vendors on commercially reasonable terms would have a material adverse effect on the Company's consolidated business, financial condition and results of operations.




                                       F10

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records valuation allowances against deferred tax assets as it is more likely than not that some portion or all of the deferred tax asset will not be realized. As described in Note 6, during the year ended January 31, 2003 the Company recorded a charge of $1,993 to establish a valuation allowance against its deferred tax assets.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) arose from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The increase in other comprehensive income during the years ended January 31, 2005 and 2004, respectively, was due to an increase in the value of the Canadian dollar relative to the U.S. dollar. Comprehensive income (loss) for the years ended January 31, 2004, 2003 and 2002, respectively, was as follows:


                                                         2005             2004             2003
                                                      ------------     ------------    --------------
Net income (loss) as reported                         $   (2,229)      $       11      $  (5,934)

Pro forma net impact of foreign currency
  translation adjustments - gain (loss)                      136              334              97
                                                      ------------     ------------    --------------
Comprehensive income (loss)                           $   (2,093)      $      345      $  (5,837)
                                                      ============     ============    ==============


3.   Plant and Equipment

Plant and equipment consist of the following:
                                                                                              January 31,
                                                                                     2005                 2004
                                                                             ------------------    ---------------
Machinery and equipment                                                      $         2,183       $         1,982
Buildings and leasehold improvements                                                   1,239                 1,236
Computer equipment, software, office furniture, fixtures and
     other office equipment                                                            6,628                 6,147
Construction-in-process                                                                  508                   153
                                                                             ------------------    ---------------
                                                                                      10,558                 9,518

Less:  accumulated depreciation                                                       (7,562)               (6,555)
                                                                             ------------------    ---------------
                                                                             $         2,996       $         2,963
                                                                             ==================    ===============


4.   Long-Term Debt

                                                                                              January 31,
                                                                                     2005                 2004
                                                                             ------------------    ---------------
Long-term debt - revolving line of credit                                    $        14,500       $        14,500
                                                                             ===============       ===============



                                       F11

API has a $20,000 revolving line of credit through a Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to the LIBOR rate plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. For the three months ended January 31, 2005, API failed to maintain the specified interest expense coverage ratio for the quarter. The Company obtained a waiver from the borrower for the violation of the covenant. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. Borrowings under the Facility were $14,500 at January 31, 2005, at an interest rate of approximately 4.1%. Of the $14.5 million, $10.5 million represented a draw on the Facility just prior to January 31, 2005, and in February and March 2005, the Company repaid all of the borrowings that were outstanding at year-end. An additional total of approximately $2,000 was available to borrow under the Facility at January 31, 2005. Effective July 31, 2004, API extended the maturity date of the Facility to July 1, 2006 from July 1, 2005. The extension of the agreement was on the same terms and conditions as the prior Facility. As a result of the extension, borrowings under the Facility continue to be classified as long-term. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rate is variable and resets frequently.

5.   Stockholders' Equity

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. With certain limitations, the plan allows for eligible employees to purchase stock through payroll deductions at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. The Company issued 2,682 and 1,283 shares from treasury stock to employees under the ESPP during the years ended January 31, 2005 and 2004, respectively. At January 31, 2005, 185,163 shares were available for purchase under the ESPP.

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

All of the stock options vest ratably over two to five-year periods, beginning one year after the date of the grant, and expire ten years after issuance. Since the exercise price of all of the options granted during the years ended January 31, 2005, 2004 and 2003 was at or above the fair market value per share of the Company's common stock at the dates of grant, no compensation expense relating to stock options was recorded. At January 31, 2005, options for 223,350 shares (after forfeitures) had been issued under the Plan. The following table is a summary of activity related to stock options for the respective years ended January 31,:

                                       F12

                                              2005                          2004                            2003
                                   ---------------------------    --------------------------    -----------------------------
                                                   Weighted-                     Weighted-                       Weighted-
                                     Number         Average        Number         Average         Number          Average
                                       Of          Exercise          Of           Exercise          Of            Exercise
                                   Options           Price         Options         Price          Options          Price
                                   -----------    ------------    ----------     -----------    ------------    -------------
Outstanding at
    beginning of year                 592,700     $    4.94         598,200      $    5.18         389,000      $    5.36

Granted                               101,100          4.49         115,000           3.21         220,000           4.82

Exercised                                   -           -                 -            -          (10,800)           4.31

Forfeited                            (470,450)         5.09        (120,500)          4.49               -           -
                                   -----------    ------------    ----------     -----------    ------------    -------------
Outstanding at end of year            223,350     $    4.41         592,700      $    4.94         598,200      $    5.18
                                   ===========    ============    ==========     ===========    ============    =============
Exercisable at end of year             90,866     $    4.50         314,368      $    5.59         258,864      $    5.14
                                   ===========    ============    ==========     ===========    ============    =============


                                       F13

The following table is a summary of information about stock options outstanding at January 31, 2005:


                              Options Outstanding                                           Options Exercisable
-----------------------------------------------------------------------------------------------------------------------
                                               Weighted-
    Range of               Number               Average             Weighted-                          Weighted-Actual
    Exercise                 Of                Remaining         Actual Average       Number of            Average
     Prices               Options          Contractual Life      Exercise Price        Options         Exercise Price
------------------    -----------------    ------------------    ----------------    -------------     ----------------
$3.83 - 5.00             223,350                8.0 years        $      4.41              90,886       $       4.50
------------------    -----------------    ------------------    ----------------    -------------     ----------------


All of the Company's current directors elected to receive their compensation for the years ended January 31, 2005, 2004 and 2003 paid in the form of shares of the Company's common stock. The fair market value of the Company's common stock at the date of issuance was charged to expense with a corresponding decrease to treasury stock and additional paid-in capital. Such compensation expense totaled $153, $121 and $104, and the number of shares issued was 34,733, 32,100 and 22,517 for the years ended January 31, 2005, 2004 and 2003, respectively. A total of 152,137 shares have been issued to directors under the Plan.

At January 31, 2005, 663,713 shares were available to be issued under the Plan.

On January 6, 2003, the Company announced that its Board of Directors, in light of the Company's cash position, had approved a special cash dividend of $1.00 per share. The dividend was paid on January 30, 2003. The total paid was $7,251. The Company previously had not declared nor paid any cash dividends or distributions on its common stock since its inception in 1997.

In a series of authorizations commencing November 3, 1999, the Company's Board of Directors authorized a repurchase program of up to 2,118,817 shares of the Company's common stock. The repurchases have been funded from a portion of the proceeds from the sale of its previously owned subsidiary National Airmotive Corp., and were made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prices prevailing at the time of the repurchase.

During the year ended January 31, 2002, the Company repurchased 1,100 shares of its common stock. The aggregate share repurchases since the repurchase program began totaled 2,024,498 shares through January 31, 2002. The aggregate cost of the common shares repurchased was approximately $10,708, or $5.29 per share at January 31, 2002. Approximately 94,000 shares still may be repurchased under this program. In the fiscal year ended January 31, 2005, First Aviation did not purchase any shares of its common stock.

In conjunction with the API acquisition, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total adjusted proceeds to the Company were $1,041. This transaction has been accounted for as minority interest in subsidiary in the accompanying consolidated balance sheets. Dividends are payable on a quarterly basis on the Preferred Stock at an annual rate of $4.00 per share; accordingly, dividends of $42 were paid during each of the years ended January 31, 2005, 2004 and 2003, respectively, and have been reflected as minority interest in subsidiary in the accompanying consolidated statements of operations. The Preferred Stock is convertible into ten percent of the common stock of API as of the date of conversion, prior to any dilution to the Preferred Stock.

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


                                      F14

On March 5, 1999, AMR Combs was acquired by Signature Flight Support Corporation, an affiliate of BBA Group Plc.


6.   Income Taxes

The provision (benefit) for income taxes on continuing operations is as follows:


                                                                 Year ended January 31,
                                                    -------------------------------------------------
                                                        2005              2004             2003
                                                    --------------    --------------   --------------
  Current:
       Federal & Foreign                            $      121        $       68       $        -
       State                                                 -                 -                -
                                                    --------------    --------------   --------------
                                                           121                68                -

  Deferred:
       Federal                                      $        -        $      (93)      $    1,760
       State                                                 -                 -               26
                                                    --------------    --------------   --------------
                                                             -               (93)           1,786
                                                    --------------    --------------   --------------

  Total provision (benefit)                         $      121        $      (25)      $    1,786
                                                    ==============    ==============   ==============


A reconciliation between the income tax provision (benefit) computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:


                                                                  Year ended January 31,
                                                     -------------------------------------------------
                                                         2005              2004             2003
                                                     --------------    --------------   --------------
Provision (benefit) at federal statutory rate             (34.0)%           (34.0)%          (34.0)%
State tax (benefit), net of federal                         -               (29.3)            (1.8)
Foreign tax provision, net of federal                       3.8             314.1              -
Non-deductible items                                        2.5             328.3              3.0
Prior year and other items                                  5.0          (2,743.4)            18.2
Deferred tax valuation allowance                           28.4           1,985.7            141.0
                                                     --------------    --------------   --------------
                                                            5.7%           (178.6)%          126.4%
                                                     ==============    ==============   ==============

Deferred tax assets result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:


                                                                           January 31,
                                                             -----------------------------------
                                                                    2005                 2004
                                                             ---------------      --------------
Financial statement accruals not currently deductible
  for income tax purposes
      Bad Debt                                               $         290       $          510
      Inventory reserve                                                596                  365
      Tax Deductible goodwill                                          709                  776
      Net operating loss carryforwards                               1,087                  590
      Other                                                  $         187       $           30
                                                             -------------       --------------
                                                                     2,869                2,271
Valuation allowance                                                 (2,869)              (2,271)
                                                             ---------------      --------------
Net deferred income tax assets                               $           -        $           -
                                                             ===============      ==============



                                      F15

For the fiscal year ended January 31, 2005, the Company recorded a net expense from income taxes of $121. The expense is foreign income tax expense, for operations in Canada and the Philippines. The effective rate of 5.7% for the year ended January 31, 2005 is the result of the federal tax benefits, foreign taxes, state tax benefits and changes in the deferred tax valuation allowance. The Company also increased the valuation allowance for the year ended January 31, 2005, by $598, against deferred tax assets resulting from temporary differences. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded, as it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has net operating loss carryforwards totaling approximately $2,605 for federal income tax purposes. The carryforwards expire in 2023 and 2025.

For the fiscal year ended January 31, 2004, the Company recorded a net benefit from income taxes of $25. The benefit was from a $93 credit from a U.S. federal refund received that is offset by foreign income tax expense of $68, for operations in Canada and the Philippines. The accrual for the refund received was offset in its entirety by the valuation reserve that had been recorded by the Company during the prior year, but changes to U.S. federal income tax regulations during the fiscal year ended January 31, 2004 allowed the Company to carry back the benefit to prior years, and receive a refund. The effective rate of (178.6%) for the year ended January 31, 2004 is the result of the tax benefit from the U.S. federal refund received, state tax benefits and changes in the deferred tax valuation allowance due primarily to depreciation expenses. The Company also increased the valuation reserve for the year ended January 31, 2004, by $278, against deferred tax assets resulting from temporary differences.

For the fiscal year ended January 31, 2003, the Company incurred a pre-tax loss for the full fiscal year. The Company had incurred a cumulative loss over the prior three years. This cumulative loss triggered certain provisions under FAS 109, "Accounting for Income Taxes", that required the Company to re-evaluate its deferred income tax assets. As a result, the Company took a charge of $1,993 to establish a valuation allowance against its deferred income tax assets since, under the provisions of FAS 109, a greater emphasis is placed on three-year cumulative losses as an indicator of the Company's ability to realize its deferred income tax assets than the potential for future income. The Company does not record a tax benefit for US tax purposes on operating losses incurred due to the deferred tax valuation allowance, as it is more likely than not, some portion or all of the deferred tax asset will not be realized. The valuation allowance will be reversed in future years if financial results increase sufficiently to support the net book value of the assets. The increase in the deferred tax asset is due principally to the benefit from the Company's write-off of its goodwill. Based upon a number of factors, including the nature of the temporary differences and the timing of their reversal, the Company believed that the utilization of the deferred tax benefit at January 31, 2002 was more likely than not; therefore, a valuation reserve was not provided in that year.


7.   Employee Benefits Plan

API maintains a defined contribution savings plan, qualified under Section 401(k) of the Internal Revenue Code, that covers substantially all of its full-time employees. The savings plan allows employees to defer up to 15 percent of their salary, with the Company partially matching employee contributions. Employees vest in the Company contribution ratably over three years. The Company expensed $206, $167 and $195 related to the savings plan in the years ended January 31, 2005, 2004 and 2003, respectively. Employees do not have an option to invest in the Company's stock under the savings plan.


8.   Related Parties

The Company and First Equity Development Inc. ("First Equity"), the wholly-owned subsidiary of First Equity Group, Inc., the majority stockholder of the Company, have an agreement relating to the allocation of potential investment and acquisition opportunities in the aerospace parts distribution and logistics businesses. The agreement was approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. First Equity Group, Inc. is beneficially owned by Mr. Aaron P. Hollander and Mr. Michael C. Culver, respectively chairman of the board and chief executive officer of the Company. Pursuant to the agreement, neither First Equity nor any of its


                                      F16
majority-owned subsidiaries will consummate any acquisition of a majority interest in any business anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to choose to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the independent members of the Board of Directors of the Company. The agreement can be terminated by either party upon 30 days written notice to the other party. The agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from aerospace parts distribution or logistics, or to any advisory services performed by First Equity on behalf of third parties.

The Company and First Equity also had an advisory agreement, approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. Pursuant to the terms of this agreement, First Equity provided the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement could be terminated by either party upon 30 days' written notice to the other party. The Company paid First Equity a $30,000 monthly retainer, and reimbursed First Equity for its out-of-pocket expenses. In addition, upon the successful completion of certain transactions, the Company would pay a fee to First Equity (the "Success Fee"). The amount of any Success Fee would be established by the independent members of the Board of Directors and would be dependent upon a variety of factors, including, but not limited to, the services provided and the size and the type of transaction. Up to one year's worth of retainer fees paid could be applied as a credit against any Success Fee, subject to certain limitations. During each of the years ended January 31, 2005, 2004, and 2003 respectively, the Company paid First Equity retainer fees of $360,000, and no Success Fee. The advisory agreement terminated on January 31, 2005.

The Company and First Equity had entered into an arrangement whereby First Equity provides the Company with various additional services to assist the Company. These services were not part of the advisory agreement, described above, but derived from the work First Equity performs under the agreement. Therefore, First Equity did not charge the Company additional fees in connection with the provision of such services under the advisory agreement because the services were derived from the work First Equity performs under the advisory agreement consistent with their role as financial advisor. The advisory agreement  expired on January 31, 2005.  These services  included:  (i) detailed financial modeling for new business proposals, (ii) Board of Directors presentation analyses, (iii) investor relations marketing and presentations,
(iv) various analyses for API, including benchmarking, financial analysis, and competitive market analysis, and (v) other financial analyses for the Company, including stock buy-back, valuations, and capital structure analyses. The Company's CEO and CFO had unlimited access to these resources when requested. These services also terminated with the expiration of the advisory agreement on January 31, 2005 as described above.

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $84, $80, and $83, for the years ended January 31, 2005, 2004, and 2003, respectively.

The Company and First Equity share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses, quarterly. Some business development expenses, such as joint marketing expense and business organizational dues, are shared on an equal basis. Management believes this method of allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $53, $67, and $96 in 2005, 2004 and 2003, respectively.

In order to simplify the administration of payroll, certain employees of the Company who are authorized to perform services for both the Company and First Equity are paid through the payroll of First Equity. Employees of the Company


                                      F17
who work exclusively for the Company by agreement are paid through the payroll of API, the Company's principal subsidiary.

The Company paid Imtek, an affiliate of First Equity, approximately $29 for printing, insertion, and mailing services, for the year ended January 31, 2004, approximately $37 for the year ended January 31, 2003 for printing, insertion and mailing services, and reimbursed Imtek for actual expenses incurred. These services were cancelled during the year ended January 31, 2004.

The Company paid Skip Barber Racing Inc., an affiliate of First Equity, during the year ended January 31, 2004, $22 to reimburse such affiliate for the use of the affiliates' in-house counsel, for services performed exclusively for the Company.

In the years ended January 31, 2005 and 2004, the spouse of a former executive of the Company's subsidiary API, was paid salary and bonus of approximately $59 and $110, respectively, as an employee of a subsidiary of the Company.


9.   Accounting Change

During the quarter ended April 30, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets". Pursuant to FAS 142, goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies. Upon adoption of FAS 142, the Company was required to perform transitional impairment tests relating to its goodwill and other intangibles existing as of February 1, 2002, the date of adoption. As a result, upon adoption of FAS 142, the Company took a one-time, non-cash charge of $2,735, net of applicable income tax benefit of $922, or $0.38 per share, to write-off the carrying value of its goodwill. No charge was required under previous generally accepted accounting principles, which were based upon undiscounted cash flows.

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


10.  Interest and Other Income (Expense)

The components relate to interest expense on external debt, realized and unrealized foreign exchange gain (loss) on Canadian dollar transactions by the Canadian operations, and other charges.


                                                                             Year ended January 31,
                                                           ------------------------------------------------------------
                                                                 2005                 2004                  2003
                                                           -----------------    ------------------    -----------------
            Interest expense                               $        (64)        $        (67)         $        (64)
            Foreign exchange gain (loss)                             74                   98                    (6)
            Other income (expense)                                    -                  (36)                    3
                                                           -----------------    ------------------    -----------------
                                                           $         10         $         (5)         $        (67)
                                                           =================    ==================    =================



11.  Net Income (Loss) per Share

The following sets forth the denominator used in the computation of basic earnings per share and earnings per share - assuming dilution.


                                      F18


                                                                               Years ended January 31,
                                                                  ---------------------------------------------------
                                                                      2005             2004               2003
                                                                  --------------  ---------------    ----------------
   Denominator for basic net income (loss) per share -
     weighted average shares                                          7,301,751       7,267,368          7,224,532

   Effect of dilutive warrants and employee stock options                  N/A           14,230                N/A
                                                                  --------------  ---------------    ----------------

   Denominator for net income (loss) per share - assuming
     dilution - adjusted weighted average shares and
     assumed conversions                                              7,301,751       7,281,598          7,224,532
                                                                  ==============  ===============    ================


For the years ended January 31, 2005 and 2003, the denominator used in the calculation of loss per share from continuing operations - assuming dilution, was the same as the denominator used for basic loss per share because the effect of warrants and options would have been antidilutive. The number of potential shares of common stock that were excluded from the computation of diluted earnings per share because their effect was anti-dilutive for the years ended January 31, 2005 and 2003, were 7,396 and 15,320 shares, respectively.


12.  Commitments and Contingencies

Commitments

The Company leases certain warehouse facilities, equipment and office space. Certain of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain lease agreements also contain escalation clauses that are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of January 31, 2005 are as follows:


  Year ending January 31, 2006                    $   922
  Year ending January 31, 2007                        922
  Year ending January 31, 2008                        776
  Year ending January 31, 2009                        635
  Year ending January 31, 2010                        543
  Thereafter                                        1,375
                                              -------------------
                                                  $ 5,173
                                              ===================


Future minimum rental payments for the years ended January 31, 2006 through January 31, 2007 are net of sublease income of $5. Rental expense under noncancelable operating leases amounted to $1,148, $1,031, and $982 for the years ended January 31, 2005, 2004 and 2003, respectively.

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


                                      F19

13.  Quarterly Financial Information (unaudited)


                                                            First           Second          Third          Fourth
                                                           Quarter          Quarter        Quarter         Quarter
                                                           -------          -------        -------         -------
Year ended January 31, 2005
Net sales                                                 $    30,215      $  31,072       $  32,050      $  30,912

Gross profit                                                    5,612          4,769           5,352          4,991

Net income (loss)                                               (410)          (833)           (130)          (856)

Basic and diluted net income (loss) per share             $    (0.06)      $  (0.11)       $  (0.02)      $  (0.12)



                                                            First           Second          Third          Fourth
                                                           Quarter          Quarter        Quarter         Quarter
                                                           -------          -------        -------         -------
Year ended January 31, 2004

Net sales                                                 $    25,605      $  25,278       $  27,756      $  27,138

Gross profit                                                    4,875          4,807           5,106          4,748

Net income (loss)                                                 120          (220)              17             94

Basic and diluted net income (loss) per share             $      0.02      $  (0.03)       $    0.00      $    0.01


Schedule II - Valuation and Qualifying Accounts

                            First Aviation Services Inc. and Consolidated Subsidiaries
                                              (amounts in thousands)

                                                Balance at
                                               beginning of                                     Balance as of
                                                  period         Additions       Deductions     end of period
                                              ---------------- --------------- --------------- -----------------
Description:

Year ended January 31, 2003
   Allowance for doubtful accounts            $ 707                  1,302            353 (a)    $ 1,656
Year ended January 31, 2004
   Allowance for doubtful accounts            $ 1,656                  106            344 (a)    $ 1,418
Year ended January 31, 2005
   Allowance for doubtful accounts            $ 1,418                  (79)(c)        533 (a)     $ 806



Year ended January 31, 2003
   Slow moving and obsolete inventory         $ 885                    442            330 (b)      $ 997
Year ended January 31, 2004
   Slow moving and obsolete inventory         $ 997                     41             25 (b)    $ 1,013
Year ended January 31, 2005
   Slow moving and obsolete inventory         $ 1,013                  754            111 (b)    $ 1,656

(a) Write off of uncollectible accounts, net of recoveries.

(b) Write off of excess and obsolete inventory.

(c) Net reversal of excess reserve balance for doubtful accounts.


                                      F20

                          First Aviation Services Inc.
                                  EXHIBIT INDEX

Exhibit
Number                       Description of Exhibit
------                       ----------------------

3.1       Restated Certificate of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 (No. 333-18647), as amended, filed on December 23, 1996, and incorporated herein by reference).

3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001 (No. 0-21995), and incorporated herein by reference).

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

10.7 * Amendment No. 1 to the First Aviation Services Inc. Stock Incentive Plan (filed as exhibit 10.39 to Company's Annual Report on Form 10-K for the year ended January 31, 1998 (No. 0-21995), and incorporated herein by reference).

10.8 Commercial Revolving Loan and Security Agreement, dated March 30, 2000, by and between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended January 31, 2000 (No. 0-21995), and incorporated herein by reference).

10.9 Guaranty, dated as of March 30, 2000, between First Aviation Services Inc. and Hudson United Bank (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended January 31, 2000 (No. 0-21995), and incorporated herein by reference).

10.10 Second Amendment to Commercial Revolving Loan and Security Agreement dated as of April 27, 2001 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001 (No. 0-21995), and incorporated herein by reference).

10.11 Second Reaffirmation of Guaranty dated as of April 27, 2001 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
          Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001 (No. 0-21995), and incorporated herein by reference).

10.12 Third Amendment to Commercial Revolving Loan and Security Agreement dated as of June 28, 2001 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001(No. 0-21995), and incorporated herein by reference).

10.13 Third Reaffirmation of Guaranty dated as of June 28, 2001 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
          Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2001(No. 0-21995) , and incorporated herein by reference).

10.14 * Amendment No. 2 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-25915) on September 20, 2001, and incorporated herein by reference).

10.15 Letter, effective February 1, 2002, by and between First Equity Development Inc. and its affiliates and First Aviation Services Inc. regarding pursuit of acquisition opportunities (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended January 31, 2002 (No. 0-21995), and incorporated herein by reference).

10.16 Engagement Letter between First Equity Development Inc. and its affiliate, FED Securities Inc., and First Aviation Services Inc. effective February 1, 2002 (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended January 31, 2002 (No. 0-21995), and incorporated herein by reference).

10.17 Fourth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2002 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002 (No. 0-21995), and incorporated herein by reference).

10.18 Fourth Reaffirmation of Guaranty dated as of July 31, 2002 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
          Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002 (No. 0-21995), and incorporated herein by reference).

10.19 Fifth Amendment to Commercial Revolving Loan and Security Agreement dated as of July 31, 2003 between Hudson United Bank and Aerospace Products International, Inc. (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (No. 0-21995), and incorporated herein by reference).

10.20 Fifth Reaffirmation of Guaranty dated as of July 31, 2003 by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
          Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (No. 0-21995), and incorporated herein by reference).

10.21 Amendment No. 3 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (No. 0-21995), and incorporated herein by reference).

10.22 * Employment Agreement, dated as of October 7, 2003, between the Company and Robert G. Costantini (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.23 * Form of Incentive Stock Option Award Agreement Letter Pursuant to the 1997 Stock Incentive Plan (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.24 *   Officer Indemnification Agreement dated as of October 27, 2003 between the Company and Robert G. Costantini (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.25 *   Employment Agreement, dated as of February 2, 2004, between
          Aerospace Products International, Inc. and Paul J. Fanelli (filed as
          Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.26 * Amendment to Employment Agreement, dated as of April 5, 2004, between Aerospace Products International, Inc. and Paul J. Fanelli (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.27 *   Relocation Agreement, dated as of February 16, 2004, between
          Aerospace Products International, Inc. and Paul J. Fanelli (filed as
          Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.28 Sixth Amendment to Commercial Revolving Loan and Security Agreement, dated as of July 31, 2004, between Hudson United Bank and Aerospace Products International Inc. (filed as Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.29 Sixth Reaffirmation of Guaranty dated as of July 31, 2004, by First Aviation Services Inc. and in favor of Hudson United Bank (filed as
          Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.30 * Amendment dated May 14, 2004 to the Relocation Agreement dated February 16, 2004 between Aerospace Products International Inc. and Paul J. Fanelli (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 (No. 0-21995), and incorporated herein by reference).


10.31 *   Compensation Arrangements with Certain Executive Officers

10.32 *   Compensation of Non-Employee Directors

10.33 Description of Amendment to Letter Regarding Pursuit of Aquisition Opportunities

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