Form 10-Q
period 2005-04-30
FIRST AVIATION SERVICES INC
filed 2005-06-13
CIK 1025743

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended April 30, 2005
                                            --------------
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------      SECURITIES EXCHANGE ACT OF 1934


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

                                 (203) 291-3300
                                 --------------
                         (Registrant's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_


The number of shares outstanding of the registrant's common stock as of June 1, 2005 is 7,332,882 shares.

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information
                         ------------------------------


Item 1.  Financial Statements (Unaudited):

         Consolidated Condensed Balance Sheets................................3
         Consolidated Condensed Statements of Operations......................4
         Consolidated Condensed Statements of Cash Flows......................5
         Notes to Consolidated Condensed Financial Statements..............6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................11-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.........15

Item 4.  Controls and Procedures.............................................16



                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings...................................................17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........17

Item 3.  Defaults Upon Senior Securities.....................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information ..................................................17

Item 6.  Exhibits............................................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                       April 30,     January 31,
                                                         2005           2005
                                                     ------------   ------------
                                                     (unaudited)         *
Assets
Current assets:
   Cash and cash equivalents                          $   20,585     $   22,584
   Trade receivables, net of allowance for doubtful
    accounts of $770 and $806, respectively               16,469         14,563
   Inventory, net of allowance for obsolete and slow
    moving inventory of $1,846 and $1,656,
    respectively                                          25,045         24,156
   Prepaid expenses and other                                953            900
                                                     ------------   ------------

Total current assets                                      63,052         62,203

Plant and equipment, net                                   2,929          2,996
                                                     ------------   ------------

                                                      $   65,981     $   65,199
                                                     ============   ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                   $   11,608     $   10,495
   Accrued compensation and related expenses                 811          1,205
   Other accrued liabilities                               2,203          2,424
   Income taxes payable                                    1,006            900
                                                     ------------   ------------

Total current liabilities                                 15,628         15,024

   Revolving line of credit                               14,500         14,500
   Minority interest in subsidiary                         1,041          1,041
                                                     ------------   ------------

Total liabilities                                         31,169         30,565

Stockholders' equity:

   Common stock, $0.01 par value, 25,000,000 shares
    authorized, 9,135,699 shares issued                       91             91
   Additional paid-in capital                             38,299         38,318
   Retained earnings                                       5,478          5,325
   Accumulated other comprehensive income                    351            374
                                                     ------------   ------------

                                                          44,219         44,108
   Less:  Treasury stock, at cost, 1,802,817 and
    1,814,191 shares, respectively                        (9,407)        (9,474)
                                                     ------------   ------------

Total stockholders' equity                                34,812         34,634
                                                     ------------   ------------

Total liabilities and stockholders' equity            $   65,981     $   65,199
                                                     ============   ============

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2005.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                         Three months ended
                                                              April 30,
                                                         2005           2004
                                                     ------------   ------------

Net sales                                             $   31,981     $   30,215
Cost of sales                                             26,327         24,603
                                                     ------------   ------------

Gross profit                                               5,654          5,612
Selling, general and administrative expenses               4,860          4,990
Corporate expenses                                           604            930
                                                     ------------   ------------

Income (loss) from operations                                190           (308)
Net interest income (expense) and other                      (37)           (82)
Minority interest in subsidiary                              (10)           (10)
                                                     ------------   ------------

Income (loss) before income taxes                            143           (400)
Benefit (provision) for income taxes                          10            (10)
                                                     ------------   ------------

Net income (loss)                                     $      153     $     (410)
                                                     ============   ============


Basic net income (loss) per share, and net income
  (loss) per share - assuming dilution:

Basic net income (loss) per share, and net income
  (loss) per share - assuming dilution                $     0.02     $    (0.06)
                                                     ============   ============

Weighted average shares outstanding - basic            7,324,551      7,290,048
                                                     ============   ============

Weighted average shares outstanding - assuming
 dilution                                              7,330,503      7,290,048
                                                     ============   ============



See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                         Three months ended
                                                              April 30,
                                                         2005           2004
                                                     ------------   ------------
Cash flows from operating activities
Net income (loss)                                     $      153     $     (410)
Adjustments to reconcile net income (loss) to net
 cash from operating activities - non-cash charges:
   Depreciation and amortization                             256            232
   Compensation paid through issuance of stock                48             58
(Increase) decrease in current assets:
   Trade receivables                                      (1,952)        (1,708)
   Inventory                                                (908)           816
   Prepaid and other                                         (39)            28
Increase (decrease) in current liabilities:
   Accounts payable                                        1,120          1,771
   Accrued compensation and related expenses, and
    other accrued liabilities                               (576)           (32)
   Income taxes payable                                      106             (4)
                                                     ------------   ------------

Net cash (used in) provided by operating activities       (1,792)           751

Cash flows from investing activities
Purchases of plant and equipment                            (192)          (292)
Disposals of plant and equipment                               -              2
                                                     ------------   ------------

Net cash used in investing activities                       (192)          (290)

Cash flows from financing activities
Borrowings on revolving line of credit                    14,500         12,650
Repayments on revolving line of credit                   (14,500)       (14,500)
                                                     ------------   ------------

Net cash used in financing activities                          -         (1,850)
                                                     ------------   ------------

Net decrease in cash and cash equivalents                 (1,984)        (1,389)

Effect of exchange rates on cash                             (15)           (10)

Cash and cash equivalents at beginning of period          22,584         25,144
                                                     ------------   ------------

Cash and cash equivalents at end of period            $   20,585     $   23,745
                                                     ============   ============

Supplemental cash flow disclosures:
   Interest paid                                      $       42     $       14
   Income taxes paid                                  $        -     $       19


See accompanying notes.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                 April 30, 2005

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries Aircraft Products International, Ltd. ("API Ltd.") and API Asia Pacific Inc. ("API Asia Pacific"), and its majority-owned subsidiary, Aerospace Products International, Inc. ("API"), (collectively, the "Company"), is one of the premier suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses. The Company's principal executive offices are located at 15 Riverside Avenue, Westport, Connecticut 06880. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2005.


2.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the denominator used in the computation of net income
(loss) per share - assuming dilution:


                                                         Three months ended
                                                              April 30,
                                                         2005           2004
                                                     ------------   ------------
       Denominator:
         Denominator for basic net income (loss)
            per share - weighted average shares        7,324,551      7,290,048

         Effect of dilutive employee stock options         5,952            N/A
                                                     ------------   ------------

         Denominator for net income (loss) per
            share - assuming dilution, adjusted
            weighted average shares and assumed
            dilutions                                  7,330,503      7,290,048
                                                     ============   ============

     For the three months ended April 30, 2004, the denominator used in the calculation of loss per share from continuing operations - assuming dilution, was the same as the denominator used for basic loss per share because the effect of options would have been antidilutive. The number of potential shares of common stock that were excluded from the computation of diluted earnings per share because their effect was antidilutive for the three months ended April 30, 2004, were 9,122 shares.

3.  Stock Options Issued to Employees

In lieu of cash, the Company's directors elect to receive their compensation in the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. For the three months ended April 30, 2005 and April 30, 2004, the Company issued 11,374 and 12,867 shares respectively, to directors in lieu of board fees.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the three months ending April 30, 2005 and 2004 because all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

The fair value of each option issued was estimated at the date of grant. No options were issued for the three months ended April 30, 2005, and the following assumptions were used for options issued during the three months ended April 30, 2004:

                                               2004
                                           ------------

       Expected dividend yield                 0.0%

       Risk-free interest rate                 3.6%

       Expected volatility                    31.9%

       Expected life of option                 5.0 years

       Weighted-average fair value of
        options granted                     $ 1.56

Using the above-noted assumptions and the weighted-average fair value of each option granted, the net income (loss) and earnings (loss) per share that would have been recorded if the estimated fair value of options granted had been recorded as an expense was:


                                                         Three months ended
                                                              April 30,
                                                         2005           2004
                                                     ------------   ------------

       Net income (loss) as reported                   $     153      $    (410)

       Pro forma net compensation expense for
        issuance of stock options                             13             19
                                                     ------------   ------------

       Pro forma net income (loss)                     $     140      $    (429)
                                                     ============   ============

       Basic net income (loss) per share, and net
       income (loss) per share - assuming dilution
       as reported                                     $    0.02      $   (0.06)
                                                     ============   ============

       Pro forma basic net income (loss) per share,
       and net income (loss) per share - assuming
       dilution                                        $    0.02      $   (0.06)
                                                     ============   ============


4.  Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) resulted from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The decrease to net income to arrive at comprehensive net income during the three months ended April 30, 2005 was due to an increase in the value of the U.S. dollar relative to the Canadian dollar. Comprehensive income (loss) for the periods shown was as follows:


                                                         Three months ended
                                                              April 30,
                                                         2005           2004
                                                     ------------   ------------

       Net income (loss) as reported                   $     153      $    (410)

       Pro forma net impact of foreign currency
        translation adjustments - gain (loss)                (23)           (27)
                                                     ------------   ------------

       Comprehensive net income (loss)                 $     130      $    (437)
                                                     ============   ============


5.  Income Taxes

The Company recorded a provision (benefit) for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded as it is more likely than not that some portion or all of the deferred tax asset will not be realized.


6.  Related Parties

The Company and First Equity Development Inc. ("First Equity"), the wholly-owned subsidiary of First Equity Group, Inc., the majority stockholder of the Company, have an agreement relating to the allocation of potential investment and acquisition opportunities in the aerospace parts distribution and logistics businesses. The agreement was approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. First Equity Group, Inc. is beneficially owned by Mr. Aaron P. Hollander and Mr. Michael C. Culver, respectively chairman of the board and chief executive officer of the Company. Pursuant to the agreement, neither First Equity nor any of its majority-owned subsidiaries will consummate any acquisition of a majority interest in any business anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to choose to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the independent members of the Board of Directors of the Company. The agreement can be terminated by either party upon 30 days written notice to the other party. The agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from aerospace parts distribution or logistics, or to any advisory services performed by First Equity on behalf of third parties.

The Company and First Equity also had an advisory agreement, approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. Pursuant to the terms of this agreement, First Equity provided the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement could be terminated by either party upon 30 days' written notice to the other party. The Company paid First Equity a $30 monthly retainer, and reimbursed First Equity for its out-of-pocket expenses. In addition, upon the successful completion of certain transactions, the Company would pay a fee to First Equity (the "Success Fee"). The amount of any Success Fee would be established by the independent members of the Board of Directors and would be dependent upon a variety of factors, including, but not limited to, the services provided and the size and the type of transaction. Up to one year's worth of retainer fees paid could be applied as a credit against any Success Fee, subject to certain limitations. The advisory agreement terminated on January 31, 2005. During the three months ended April 30, 2005, and 2004, respectively, the Company paid First Equity retainer fees of $0 and $90, and no Success Fee.

The Company and First Equity had entered into an arrangement whereby First Equity provided the Company with various additional services to assist the Company. These services were not part of the advisory agreement, described above, but derived from the work First Equity performed under the agreement. Therefore, First Equity did not charge the Company additional fees in connection with the provision of such services under the advisory agreement, because the services were derived from the work First Equity performed under the advisory agreement consistent with their role as financial advisor. The advisory agreement expired on January 31, 2005. These services included (i) detailed financial modeling for new business proposals, (ii) Board of Directors presentation analysis, (iii) investor relations marketing and presentations,
(iv) various analysis for API, including benchmarking, financial analysis, and competitive market analyses, and (v) other financial analyses for the Company, including stock buy-back, valuations, and capital structure analyses. The Company's CEO and CFO had unlimited access to these resources when requested. These services also terminated with the expiration of the advisory agreement on January 31, 2005, as described above.

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective on April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $23 and $20, for the three months ended April 30, 2005, and 2004.

The Company and First Equity share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. Some business development expenses, such as joint marketing expense and business organizational dues, are shared on an equal basis. Management believes this method of allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $10 and $11, for the three months ended April 30, 2005, and 2004, respectively.

In order to simplify the administration of payroll, certain employees of the Company who are authorized to perform services for both the Company and First Equity are paid through the payroll of First Equity. Employees of the Company who work exclusively for the Company by agreement are paid through the payroll of API, the Company's principal subsidiary.

7.  Interest Income (Expense) and Other

The components relate to interest income on investments, interest expense on external debt, and realized and unrealized foreign exchange gain (loss) on Canadian dollar transactions by the Canadian operations.



                                        Three months ended
                                             April 30,
                                        2005          2004
                                       ------        ------

         Interest income                $ 27          $ 10
         Interest expense                (34)          (15)
         Foreign exchange (loss)         (30)          (77)
                                       ------        ------

                                        $(37)         $(82)
                                       ------        ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Safe Harbor Statement Under the Private Securities Litigation Reform of Act
---------------------------------------------------------------------------
1995.
-----

  Certain statements discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3, "Quantitative and Qualitative Disclosures about Market Risks", Item 1 of Part II, "Legal Proceedings" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight-related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, the loss of the use of facilities and distribution hub in Memphis, significant failure of our computer systems or networks, efforts to comply with section 404 of the Sarbanes-Oxley Act of 2002, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2005, and Item 3, "Quantitative and Qualitative Disclosures about Market Risks", in this report for the quarter ended April 30, 2005. The Company undertakes no obligation to update any forward-looking statements or cautionary factors.

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

The Company's principal executive offices are located at 15 Riverside Avenue in Westport, Connecticut 06880. Certain filings that First Aviation makes with the U.S. Securities and Exchange Commission are available on First Aviation's corporate Web site at www.favs.com. These public filings also can be obtained by calling our investor relations department, or by e-mail at first@firstaviation.com.

Critical Accounting Policies

There have been no significant changes in those accounting policies the Company considers critical from those described under the caption "Critical Accounting Policies", included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2005.

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

Shipping and handling billed to customers are included in net sales. The terms and nature of supply chain management services are stipulated in a long-term contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide the services at a lower cost than the customer would incur to perform the services themselves. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customers' inventory, net sales generally are recognized as a fee based on the sales value of the product shipped through the Company's facilities, and not the sales value of the product itself. Alternatively, the Company, when providing services to handle customer's inventory without taking ownership, can take a fee based on the cost of providing services, and not on the sales value of the product.

Net sales for the three months ended April 30, 2005 increased $1.8 million, or 5.8%, to $32.0 million from $30.2 million for the three months ended April 30, 2004. During the three months ended April 30, 2005, net sales increased in the majority of the customer sectors the Company serves, compared to the comparable period of the prior year, with the exception of general aviation that was impacted by rising fuel prices. Corporate, airline and corporate maintenance repair and overhaul facilities, and retail sales were largely responsible for the increase in sales in the quarter. The increases are attributable to increased levels of global air traffic leading to increases in maintenance and repairs, and the corresponding parts and services the Company provides. Sales to airlines are still affected by industry specific conditions, including higher fuel prices and continued security measures, requiring the Company to cautiously maintain its credit practices.

Sales increased in the three months ended April 30, 2005 versus the prior year quarter in three of the foreign geographic regions the Company serves. Sales in Europe for the three months ended April 30, 2005, improved primarily in the airline customer sector, over the three month period ended April 30, 2004. Sales in Asia improved for the three months ended April 30, 2005 over the similar period ended April 30, 2004 due to increases in corporate, and airline sales. Sales in Canada for the three month period ended April 30, 2005 improved in the general aviation and retail customer sectors, compared to the three month period ended April 30, 2004. The Company's sales in the Latin America region decreased, due to the airline customer sector for the three month period ended April 30, 2005 over the same period ended April 30, 2004. The Company continues to be cautious with respect to providing credit to customers in the Latin American region, and this has a negative impact on sales.

Freight revenue is a component of net sales and represents freight billed to customers. Freight revenue for the three months ended April 30, 2005 decreased 18.0%, to $488,000 from $596,000 for the prior year three month period ended April 30, 2004. This decrease was primarily due to increases in customer incentives resulting from promotional activities and industry competition. This had an adverse effect on gross profit margin explained below under the caption "Gross Profit".

Cost of Sales

Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales.

Cost of sales for the three months ended April 30, 2005 increased $1.7 million, or 7.0%, to $26.3 million from $24.6 million for the three months ended April 30, 2004. Cost of sales for the three months ended April 30, 2005 increased compared to the prior year principally due to the increase in net sales, and an increase in freight expense for products delivered to customers.

As a percentage of net sales, cost of sales increased for the period ended April 30, 2005, to 82.3% from 81.4%, over the three month period ended April 30, 2004. The increase in the percentage of cost of sales compared to net sales for the three months ended April 30, 2005 compared to the three months ended April 30, 2004, was due to the reasons described above, and higher growth in sales of products and components supply services versus supply chain management services contracts, the latter representing a larger share of the revenue mix in the prior year period versus the current year period.

Gross Profit

Gross profit for the three months ended April 30, 2005 of $5.7 million improved slightly on the gross profit for the three months ended April 30, 2004. Gross profit as a percentage of net sales decreased to 17.7% for the three months ended April 30, 2005, from 18.6% for the three months ended April 30, 2004. The increase in the mix in sales of parts and components supply services, which have a lower gross profit margin relative to supply chain management services, and net freight expenses, described below, were factors in the reduction of the gross profit margin in the quarter ended April 30, 2005 versus 2004.

Net freight expense represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expense decreased gross profit by 6.0% for the three months ended April 30, 2005, compared to a decrease of 3.6% in the comparable 2004 period. The decrease was due primarily to increased customer incentives from promotional activities offering customers reduced or zero freight on shipments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended
April 30, 2005 decreased $130,000 or 2.6% to $4.9 million from $5.0 million for the three months ended April 30, 2004. The decrease for the three months ended April 30, 2005, over the comparable prior year period, is due to decreases in salaries and payroll costs, reductions in bonuses, travel and related expenses and legal charges, offset by increases in utilities and communications costs, advertising and promotions, and contract labor for IT systems maintenance. Selling, general and administrative expenses as a percentage of revenues was 15.2% for the three months ended April 30, 2005 versus 16.5% for the three months ended April 30, 2004.

Corporate Expenses

Corporate expenses for the three months ended April 30, 2005 decreased $326,000 or 35.1%, to $604,000, from the $930,000 incurred during the three months ended April 30, 2004. The decrease in corporate expenses in the quarter ended April 30, 2005 resulted primarily from reductions in legal fees related to corporate governance regulations and a dissident shareholder's proxy contest, as well as First Equity's termination of an advisory agreement, that were incurred in the prior year quarter ended April 30, 2004 and not incurred in the quarter ended April 30, 2005. The expense reductions in the quarter ended April 30, 2005 described above, were offset by increases in payroll costs.

Net Interest Income (Expense) and Other

During the three months ended April 30, 2005, other income increased as a result of a reduction in losses on foreign currency transactions in the quarter ended April 30, 2005 totaling $30,000 versus losses of $77,000 in the comparable prior year period ending April 30, 2004. The foreign currency transaction losses resulted from a strengthening US dollar versus a weakening Canadian dollar that is used as the functional currency of the Canadian subsidiary.

Provision for Income Taxes

The Company recorded a (provision) benefit for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded as it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management will evaluate the Company's income tax position as the year progresses and adjust the rate as necessary.

Net Income (Loss) and Net Income (Loss) per Share

The Company had a net income of $153,000 or $0.02 per share for the three months ended April 30, 2005, compared to a net loss of $(410,000) or ($0.06) per share for the three months ended April 30, 2004. The results for the quarter were due to the reasons described in the preceding sections.

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

For the three months ended April 30, 2005 the Company utilized $1.8 million in cash from operating activities, compared to $751,000 of cash provided by operating activities for the three months ended April 30, 2004. The cash utilized by operations in the three months ended April 30, 2005 versus the prior year three-month period was due to an increase in receivables on the increase in sales, an increase in inventory, partially offset by an increase in cash due to net income in the three months ended April 30, 2005, and an increase in accounts payable. Cash used in investing activities was $0.2 million and $0.3 million during the three months ended April 30, 2005 and 2004, respectively, due primarily to purchases of plant and equipment. The Company expects that its aggregate capital expenditure requirements for plant and equipment, for the year ending January 31, 2006 will range from approximately $2.5 million to $3.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings. Net cash used in financing activities during the three months ended April 30, 2005 was zero, compared to the financing activity for the three months ended April 30, 2004 of $1.9 million, as the Company borrowed $12.6 million and repaid $14.5 million during the quarter ended April, 30, 2004.

API has a $20 million revolving line of credit through a Commercial Revolving Loan and Security Agreement (the "Facility"). Borrowings under this Facility bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Facility contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Facility, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Facility. At April 30, 2005, borrowings under the Facility totaled $14.5 million, at an interest rate of approximately 3.5%. The $14.5 million represented a draw on the Facility just prior to April 30, 2005, and in May, shortly after the quarter end, the Company repaid all of the borrowings that were outstanding. The Company regularly draws down on the Facility just prior to quarter end, holds the cash, and then repays the amount drawn shortly after the quarter end. The purpose of these draw downs is to indicate that the Company has access to cash for potential acquisitions or other investment opportunities that may arise. An additional total of approximately $2.5 million was available to borrow under the Facility at April 30, 2005. The Facility expires July 1, 2006, therefore, borrowings under the Facility are classified as long term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

On January 6, 2003, the Company announced that its Board of Directors, in light of the Company's cash position, had approved a special cash dividend of $1.00 per share. The dividend was paid on January 30, 2003. The total paid to the stockholders was $7.3 million. The Company previously had not declared nor paid any cash dividends or distributions on its common stock since its inception in 1997. At this time, the Company anticipates that all future earnings will be retained for use in the Company's business. Any payment of cash dividends in the future on the Company's common stock will be dependent upon the Company's financial condition, its results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, if any, under any future and existing debt obligations, as well as any other factors that the Board of Directors deems relevant.

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

Contractual Obligations

As of April 30, 2005, there have been no material changes outside the ordinary course of the Company's business in the Company's specified contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2005.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.


Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at April 30, 2005, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $211,000 in the net liability position of financial instruments at April 30, 2005. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in a increase of approximately $256,000 in the net liability position of financial instruments at April 30, 2005. During the three months ended April 30, 2005, the Company experienced a comprehensive loss of $23,000, due to a decrease in the value of the Canadian dollar relative to the U.S. dollar. The Company did not experience any significant changes in market risk during the three months ended April 30, 2005.

Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.

Item 4. Controls and Procedures
-------------------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

   31.1    Certification of Chief Executive Officer required by Rule 13a-14(a).

   31.2    Certification of Chief Financial Officer required by Rule 13a-14(a).

   32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

   32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     First Aviation Services Inc.
                                     ----------------------------
                                             (Registrant)


Date: June 13, 2005                  By: /s/ Michael C. Culver
                                         ---------------------------------------
                                         Michael C. Culver,
                                         President, Chief Executive Officer and
                                         Director (Principal Executive Officer)


Date: June 13, 2005                  By: /s/ Robert G. Costantini
                                         ---------------------------------------
                                         Robert G. Costantini,
                                         Chief Financial Officer (Principal
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