Form 10-Q
period 2005-07-31
FIRST AVIATION SERVICES INC
filed 2005-09-14
CIK 1025743

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE  ACT OF 1934

          For the quarterly period ended JULY 31, 2005
                                         -------------


                                       OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934



          For the transition period from___________ to ____________



                         Commission File Number 0-21995

                          FIRST AVIATION SERVICES INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         06-1419064
-----------------------------------                   -------------------
 (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification No.)



             15 RIVERSIDE AVENUE, WESTPORT, CONNECTICUT, 06880-4214
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 291-3300
                         (Registrant's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of September 1, 2005 is 7,341,451


                          FIRST AVIATION SERVICES INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements  (Unaudited):
         Consolidated Condensed Balance Sheets....................................................................3
         Consolidated Condensed Statements of Operations........................................................4-5
         Consolidated Condensed Statements of Cash Flows..........................................................6
         Notes to Consolidated Condensed Financial Statements..................................................7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................13-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.............................................17

Item 4.  Controls and Procedures.................................................................................18



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................................19

Item 3.  Defaults Upon Senior Securities.........................................................................19

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................19

Item 5.  Other Information ......................................................................................20

Item 6.  Exhibits................................................................................................20


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FIRST AVIATION SERVICES INC.

                      Consolidated Condensed Balance Sheets
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                              July 31,             January 31,
                                                                                2005                  2005
                                                                              -------------        -----------
                                                                             (unaudited)               *
Assets
Current assets:
      Cash and cash equivalents                                               $ 19,516             $ 22,584
      Trade receivables, net of allowance for doubtful                          17,210               14,563
         accounts of $651 and $806, respectively
      Inventory, net of allowance for slow moving and obsolete                  26,881               24,156
         inventory of $1,740 and $1,656, respectively
      Prepaid expenses and other                                                 1,166                  900
                                                                              --------             --------
Total current assets                                                            64,773               62,203
Plant and equipment, net                                                         3,346                2,996
                                                                              --------             --------
Total Assets                                                                  $ 68,119             $ 65,199
                                                                              ========             ========
Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                        $ 13,100             $ 10,495
      Accrued compensation and related expenses                                  1,254                1,205
      Other accrued liabilities                                                  2,380                2,424
      Income taxes payable                                                       1,026                  900
                                                                              --------             --------
Total current liabilities                                                       17,760               15,024
      Revolving line of credit                                                  14,500               14,500
      Minority interest in subsidiary                                             --                  1,041
                                                                              --------             --------
Total liabilities                                                               32,260               30,565

Stockholders' equity:
      Common stock, $0.01 par value, 25,000,000 shares authorized,                  91                   91
          9,135,699 shares issued
      Additional paid-in capital                                                38,822               38,318
      Retained earnings                                                          5,909                5,325
      Accumulated other comprehensive income                                       394                  374
                                                                              --------             --------
                                                                                45,216               44,108
      Less:  Treasury stock, at cost, 1,794,248 and 1,814,191                   (9,357)              (9,474)
          shares, respectively
                                                                              --------             --------
Total stockholders' equity                                                      35,859               34,634
                                                                              --------             --------
Total liabilities and stockholders' equity                                    $ 68,119             $ 65,199
                                                                              ========             ========
See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2005.

                          FIRST AVIATION SERVICES INC.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                    Three months ended
                                                                          July 31,
                                                               2005                      2004
                                                            -----------              -----------
Net sales                                                   $    32,706              $    31,072
Cost of sales                                                    27,164                   26,303
                                                            -----------              -----------
Gross profit                                                      5,542                    4,769
Selling, general and administrative expenses                      4,928                    4,759
Corporate expenses                                                  583                      845
                                                            -----------              -----------
Income (loss) from operations                                        31                     (835)
Net interest income (expense) and other                              36                       36
Other income                                                        417                     --
Minority interest in subsidiary                                    --                        (11)
                                                            -----------              -----------
Income (loss) before income taxes                                   484                     (810)
Provision for income taxes                                          (52)                     (23)
                                                            -----------              -----------
Net income (loss)                                           $       432              $      (833)
                                                            ===========              ===========
Basic net income (loss) per share, and net income (loss)
     per share - assuming dilution:

Basic net income (loss) per share, and net income (loss)
     per share - assuming dilution                          $      0.06              $     (0.11)
                                                            ===========              ===========
Weighted average shares outstanding - basic                   7,333,457                7,298,069
                                                            ===========              ===========
Weighted average shares outstanding - assuming dilution       7,337,753                7,298,069
                                                            ===========              ===========

See accompanying notes.


                          FIRST AVIATION SERVICES INC.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                        Six months ended
                                                                           July 31,
                                                                 2005                    2004
                                                             -----------              -----------
Net sales                                                    $    64,687              $    61,287
Cost of sales                                                     53,491                   50,906
                                                             -----------              -----------
Gross profit                                                      11,196                   10,381
Selling, general and administrative expenses                       9,788                    9,749
Corporate expenses                                                 1,187                    1,775
                                                             -----------              -----------
Income (loss) from operations                                        221                   (1,143)
Net interest income (expense) and other                               (2)                     (46)
Other income                                                         417                     --
Minority interest in subsidiary                                      (10)                     (21)
                                                             -----------              -----------
Income (loss) before income taxes                                    626                   (1,210)
Provision for income taxes                                           (42)                     (33)
                                                             -----------              -----------
Net income (loss)                                            $       584              $    (1,243)
                                                             ===========              ===========
Basic net income (loss) per share, and net income (loss)
     per share - assuming dilution:

Basic net income (loss) per share, and net income (loss)
     per share - assuming dilution                           $      0.08              $     (0.17)
                                                             ===========              ===========
Weighted average shares outstanding - basic                    7,329,077                7,294,102
                                                             ===========              ===========
Weighted average shares outstanding - assuming dilution        7,333,590                7,294,102
                                                             ===========              ===========



See accompanying notes.

                          FIRST AVIATION SERVICES INC.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                        Six months ended
                                                                                           July 31,
                                                                                     2005              2004
                                                                                   --------          --------
Cash flows from operating activities
Net income (loss)                                                                  $    584          $ (1,243)
Adjustments to reconcile net income (loss) to net
     cash from operating activities - non-cash charges:
      Depreciation and amortization                                                     538               455
      Compensation paid through issuance of stock                                        80                90
(Increase) decrease in current assets:
      Trade receivables                                                              (2,642)           (2,533)
      Inventory                                                                      (2,720)              430
      Prepaid and other                                                                (253)              207
Increase (decrease) in current liabilities:
      Accounts payable                                                                2,599               624
      Accrued compensation and related expenses, and other accrued liabilities            3               517
      Income taxes payable                                                              125                 6
                                                                                   --------          --------
Net cash used in operating activities                                                (1,686)           (1,447)
Cash flows from investing activities
Purchases of plant and equipment                                                       (885)             (415)
Proceeds from disposals of plant and equipment                                         --                   3
                                                                                   --------          --------
Net cash used in investing activities                                                  (885)             (412)
Cash flows from financing activities
Borrowings on revolving line of credit                                               29,000            27,150
Repayments on revolving line of credit                                              (29,000)          (27,150)
Repurchase of preferred stock of subsidiary                                            (500)             --
                                                                                   --------          --------
Net cash used in financing activities                                                  (500)             --
                                                                                   --------          --------
Net decrease in cash and cash equivalents                                            (3,071)           (1,859)

Effect of exchange rates on cash                                                          3                 3

Cash and cash equivalents at beginning of period                                     22,584            25,144
                                                                                   --------          --------
Cash and cash equivalents at end of period                                         $ 19,516          $ 23,288
                                                                                   ========          ========
Supplemental cash flow disclosures:
      Interest paid                                                                $     63          $     19
      Income taxes paid                                                            $     12          $     41


See accompanying notes.

                          FIRST AVIATION SERVICES INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  July 31, 2005

1.  BASIS OF PRESENTATION
First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. ("API Ltd."), and API Asia Pacific Inc. ("API Asia Pacific") (collectively, the "Company"), is one of the premier suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses. The Company's principal executive offices are located at 15 Riverside Avenue, Westport, Connecticut 06880. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three months and six months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2005.


2.  WEIGHTED AVERAGE SHARES OUTSTANDING - ASSUMING DILUTION

The following sets forth the  denominator  used in the computation of net income
(loss) per share - assuming dilution:


                                                           Three months ended                   Six months ended
                                                                July 31,                             July 31,
                                                          2005              2004              2005              2004
                                                        ---------         ---------         ---------         ---------
Denominator:
  Denominator for basic net income (loss)
     per share - weighted average shares                7,333,457         7,298,069         7,329,077         7,294,102
  Effect of dilutive employee stock options                 4,296               n/a             4,513               n/a
                                                        ---------         ---------         ---------         ---------
  Denominator for net income (loss) per
     share - assuming dilution, adjusted
        weighted average shares and assumed
        dilutions                                       7,337,753         7,298,069         7,333,590         7,294,102
                                                        =========         =========         =========         =========

For the three and six months ended July 31, 2004, the denominator used in the calculation of loss per share from continuing operations - assuming dilution, was the same as the denominator used for basic loss per share because the effect of options would have been antidilutive. The number of potential shares of common stock that were excluded from the computation of diluted earnings per share because their effect was antidilutive for the three and six months ended July 31, 2004, were 11,882, and 10,910 shares, respectively.

                          FIRST AVIATION SERVICES INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (Continued)

                                  July 31, 2005



3.  STOCK OPTIONS ISSUED TO EMPLOYEES

The Company's non-employee directors receive a portion of their annual compensation in the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. The Company's non-employee directors receive compensation in cash for committee meetings and special board meetings, excluding the four regularly scheduled board meetings and the annual shareholders' meeting that is paid in stock as part of their annual compensation. For the three months ended July 31, 2005 and 2004, the Company issued 5,837 and 6,128 shares respectively, to directors for board fees. For the six months ended July 31, 2005 and 2004, the Company issued 17,211 and 18,995 shares respectively, to directors for board fees.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the three and six months ending July 31, 2004 because all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

The fair value of each option issued was estimated at the date of grant. No options were issued for the three or six months ended July 31, 2005. The following assumptions were used for options issued during the six months ended July 31, 2004:

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

                          FIRST AVIATION SERVICES INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (Continued)

                                  July 31, 2005


Using the above noted assumptions and the weighted-average fair value of each option granted, the net income (loss) and earnings (loss) per share that would have been recorded if the estimated fair value of options granted had been recorded as an expense was:


                                                              Three months ended               Six months ended
                                                                   July 31,                        July 31,
                                                              2005           2004            2005             2004
                                                            -------         -------         -------         --------
Net income (loss) as reported                               $   432         $  (833)        $   584         $(1,243)

Pro forma net compensation expense for issuance of
  stock options                                                  13              12              26              31
                                                            -------         -------         -------         -------
Pro forma net income (loss)                                 $   419         $  (845)        $   558         $(1,274)
                                                            =======         =======         =======         =======
Basic net income (loss) per share, and net income
(loss) per share - assuming dilution as reported
                                                            $  0.06         $ (0.11)        $  0.08         $ (0.17)
Pro forma basic net income (loss) per share, and
net income (loss) per share - assuming dilution
                                                            $  0.06         $ (0.12)        $  0.08         $ (0.17)
                                                            =======         =======         =======         =======


In December 2004, the FASB issued Statement No. 123 (Revised 2004), or Statement 123(R), SHARE-BASED PAYMENT, which is a revision of Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends Statement No. 95, STATEMENT OF CASH FLOWS. The approach in Statement 123(R) is similar to the approach described in Statement 123; however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure, as allowed under Statement No. 123, will no longer be an alternative.

In April 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The SEC's new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the reporting period that begins after June 15, 2005. The Company plans to adopt Statement 123(R) for the period beginning February 1, 2006.

The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, among other factors. The Company is currently evaluating the impact that the adoption of Statement 123(R) will have on its consolidated results of operations, financial position and cash flows.

4.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated other comprehensive income (loss) resulted from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The increase to net income to arrive at comprehensive income during the three and six months ended July 31, 2005 was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar. Comprehensive income (loss) for the periods shown was as follows:

                          FIRST AVIATION SERVICES INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (Continued)

                                  July 31, 2005

                                                         Three months ended                 Six months ended
                                                              July 31,                          July 31,
                                                        2005             2004               2005            2004
                                                       -------          -------           -------          -------
Net income (loss) as reported                          $   432          $  (833)          $   584          $(1,243)

Net impact of foreign currency translation
  adjustments - gain                                        43               60                20               33
                                                       -------          -------           -------          -------
Net comprehensive income (loss)                        $   475          $  (773)          $   604          $(1,210)
                                                       =======          =======           =======          =======

5.  INCOME TAXES

The Company recorded a provision (benefit) for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines. No provision is made for U.S. taxation because the Company has sufficient net operating loss carryforwards that would be utilized to offset any provision for pre-tax income. No deferred tax provision is recorded because it would be offset by a change in the deferred tax valuation allowance. The Company does not record a tax benefit for U.S. tax purposes due to the deferred tax valuation allowance recorded, as it is more likely than not that some portion or all of the deferred tax asset will not be realized.

6.  RELATED PARTIES

The Company and First Equity Development Inc. ("First Equity"), the wholly-owned subsidiary of First Equity Group, Inc., and the majority stockholder of the Company, have an agreement relating to the allocation of potential investment and acquisition opportunities in the aerospace parts distribution and logistics businesses. The agreement was approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. First Equity Group, Inc. is beneficially owned by Mr. Aaron P. Hollander and Mr. Michael C. Culver, respectively Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the agreement, neither First Equity nor any of its majority-owned subsidiaries will consummate any acquisition of a majority interest in any aerospace parts distribution and logistics business anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the independent members of the Board of Directors of the Company. The agreement can be terminated by either party upon 30 days written notice to the other party. The agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from aerospace parts distribution or logistics, or to any advisory services performed by First Equity on behalf of third parties.

The Company and First Equity also had an advisory agreement, approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. Pursuant to the terms of this agreement, First Equity provided the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement could be terminated by either party upon 30 days' written notice to the other party. The Company paid First Equity a $30 monthly retainer, and reimbursed First Equity for its out-of-pocket expenses. In addition, upon the successful completion of certain transactions, the Company would pay a fee to First Equity (the "Success Fee"). The amount of any Success Fee would be established by the independent members of the Board of Directors and would be dependent upon a variety of factors, including, but not limited to, the services provided and the size and the type of transaction. Up to one year's worth of retainer fees paid could be applied as a credit against any Success Fee, subject to certain limitations. The advisory agreement terminated on January 31, 2005. During the three and six months ended July 31, 2005, and 2004, the Company paid First Equity retainer fees of $0 and $90, and $0 and $180, respectively, and no Success Fee.

The Company and First Equity had entered into an arrangement whereby First Equity provided the Company with various additional services to assist the Company. These services were not part of the advisory agreement, described above, but derived from the work First Equity performed under the agreement. Therefore, First Equity did not charge the Company additional fees in connection with providing such services under the advisory agreement, because the services were derived from the work First Equity performed under the advisory agreement consistent with their role as financial advisor. The advisory agreement expired on January 31, 2005. These services included (i) detailed financial modeling for new business proposals, (ii) Board of Directors presentation analysis, (iii) investor relations marketing and presentations, (iv) various analysis for API, including benchmarking, financial analysis, and competitive market analyses, and
(v) other financial analyses for the Company, including stock buy-back, valuations, and capital structure analyses. The Company's CEO and CFO had unlimited access to these resources when requested. These services also terminated with the expiration of the advisory agreement on January 31, 2005, as described above.

                          FIRST AVIATION SERVICES INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (Continued)

                                  July 31, 2005



The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective on April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $22 and $20, for the three months ended July 31, 2005, and 2004 and $45 and $40, for the six months ended July 31, 2005, and 2004. The Company and First Equity also share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. Some business development expenses, such as joint marketing expense and business organizational dues, are shared on an equal basis. Management believes this method of allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $10 and $16, for the three months ended July 31, 2005, and 2004, respectively, and $20 and $26, for the six months ended July 31, 2005, and 2004, respectively.

In order to simplify the administration of payroll, certain employees of the Company who are authorized to perform services for both the Company and First Equity are paid through the payroll of First Equity. Employees of the Company who work exclusively for the Company are paid through the payroll of API, the Company's principal subsidiary.

7. INTEREST INCOME (EXPENSE) AND OTHER

The components relate to interest income on investments, interest expense on external debt, realized and unrealized foreign exchange gain (loss) on Canadian dollar transactions by the Canadian operations, and other charges.

                                                 Three months ended                    Six months ended
                                                     July 31,                              July 31,
                                              2005               2004               2005             2004
                                              ----               ----               ----             ----
Interest income                               $ 14               $ 12               $ 41             $ 22
Interest expense                               (29)               (13)               (63)             (29)
Foreign exchange gain (loss)                    51                 37                 20              (39)
                                              ----               ----               ----             ----
                                              $ 36               $ 36               $ (2)            $(46)
                                              ----               ----               ----             ----


8. REPLACEMENT OF REVOLVING LINE OF CREDIT

On July 29, 2005, Aerospace Products International Inc., (the "Borrower") a direct wholly-owned subsidiary of First Aviation Services, Inc. (the "Guarantor") entered into a Commercial Revolving Loan and Security Agreement (the "Agreement") and Guaranty Agreement (the "Guaranty") by and among the Borrower, Guarantor and Hudson United Bank (the "Lender").

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (Continued)

                                  July 31, 2005

The facility created by the Agreement replaces the Borrower's previously existing $20 million revolving credit facility scheduled to expire July 31, 2006. The Agreement has a commitment expiration date of September 1, 2007. The Guaranty replaces the previously existing guaranty agreement that existed on the previous credit facility.

The Agreement provides a 25 month senior revolving credit facility (the "Facility I") to the Borrower in the amount of $20 million, subject to terms and conditions set forth in the Agreement. The facility may be increased by $5 million to $25 million should the Company make an acquisition of assets of another company, subject to the Lender's approval. The proceeds of any loans made under the Agreement will be used for working capital purposes in the ordinary course of business of the Borrower.

The Agreement also provides for a one-time advance (the "Facility II") in an amount up to $3 million, subject to borrowing availability. The Facility II advance is repaid over 60 months at a fixed rate determined at the time of the drawdown of the advance, with the portion of the advance to be repaid within one year reported in current liabilities on the balance sheet.

Borrowings under Facility I bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Agreement, and First Aviation guarantees all borrowings under the Agreement.

9.  REPURCHASE OF PREFERRED STOCK OF SUBSIDIARY

Per agreement dated June 20, 2005, API repurchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock (Preferred Stock) for an aggregate purchase price of $500, from Signature Combs, Inc. (f/k/a AMR Combs, Inc.). The Preferred Stock was all the issued and outstanding preferred stock of API, issued in conjunction with the Company's purchase of API in 1997 from AMR Combs, Inc. The difference between the repurchase price of the Preferred Stock and the book value of $541 was credited to Paid-in Capital in June 2005.


10. OTHER INCOME

In July 2005, the Company received $567 in settlement of a distribution agreement contract dispute between API and a vendor. The settlement consisted of $417 in damages recorded in other income, and the remainder to repurchase inventory held by API.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR  STATEMENT  UNDER THE PRIVATE  SECURITIES  LITIGATION  REFORM OF ACT
1995.

CERTAIN STATEMENTS DISCUSSED IN ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", ITEM 3, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS", ITEM 1 OF PART II, "LEGAL PROCEEDINGS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE
FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT THE COMPANY'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONCERNING THE COMPANY'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL, THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS INCLUDE, THE COMPANY'S ABILITY TO OBTAIN PARTS AND COMPONENTS FROM ITS PRINCIPAL SUPPLIERS ON A TIMELY BASIS, DEPRESSED DOMESTIC AND INTERNATIONAL MARKET AND ECONOMIC CONDITIONS, ESPECIALLY THOSE CURRENTLY FACING THE AVIATION INDUSTRY AS A WHOLE, THE IMPACT OF CHANGES IN FUEL AND OTHER FREIGHT-RELATED COSTS, RELATIONSHIPS WITH ITS CUSTOMERS, THE ABILITY OF THE COMPANY'S CUSTOMERS TO MEET THEIR FINANCIAL OBLIGATIONS TO THE COMPANY, THE ABILITY TO OBTAIN AND SERVICE SUPPLY CHAIN MANAGEMENT CONTRACTS, CHANGES IN REGULATIONS OR ACCOUNTING STANDARDS, THE ABILITY TO CONSUMMATE SUITABLE ACQUISITIONS AND EXPAND, THE LOSS OF THE USE OF FACILITIES AND DISTRIBUTION HUB IN MEMPHIS, SIGNIFICANT FAILURE OF OUR COMPUTER SYSTEMS OR NETWORKS, EFFORTS TO COMPLY WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, AND OTHER ITEMS THAT ARE BEYOND THE COMPANY'S CONTROL AND MAY CAUSE ACTUAL RESULTS TO DIFFER FROM MANAGEMENT'S EXPECTATIONS. IN ADDITION, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DESCRIBED IN ITEM 7,
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2005, AND ITEM 3, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS", IN THIS REPORT FOR THE QUARTER AND SIX MONTHS ENDED JULY 31, 2005. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR CAUTIONARY FACTORS.

GENERAL

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Parts International, Ltd. ("API Ltd."), and API Asia Pacific Inc. ("API Asia Pacific") (collectively, the "Company"), is one of the premier suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses.

The Company's principal executive offices are located at 15 Riverside Avenue in Westport, Connecticut 06880. Certain filings that First Aviation makes with the U.S. Securities and Exchange Commission are available on First Aviation's corporate website at WWW.FAVS.COM. These public filings also can be obtained by calling our investor relations department, by e-mail at first@firstaviation.com, or on the SEC website at WWW.SEC.GOV.

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

Net sales for the three months ended July 31, 2005 increased $1.6 million, or 5.3%, to $32.7 million from $31.1 million for the three months ended July 31, 2004. The corporate, retail, and corporate maintenance repair and overhaul facilities sectors were largely responsible for the increase in sales in the quarter, offset by general aviation sales that were impacted by rising fuel prices. The increases are attributable to increased levels of global air traffic leading to increases in maintenance and repairs, and the corresponding parts and services the Company provides.

Net sales for the six months ended July 31, 2005 increased $3.4 million, or 5.5%, to $64.7 million from $61.3 million for the six months ended July 31, 2004. The reasons for the increase in net sales for the six months ended July 31, 2005, compared to the comparable period of the prior year, was due to the reasons described above.

Sales increased in the three and six months ended July 31, 2005 versus the prior year periods in two of the four foreign geographic regions the Company serves. Sales in Asia improved for the three and six months ended July 31, 2005 over the similar periods ended July 31, 2004 due to increases in airline sales. Sales in Canada for the three and six months ended July 31, 2005 improved in the general aviation and retail customer sectors, compared to the three and six month periods ended July 31, 2004. Sales in Europe for the three and six months ended July 31, 2005, decreased in the airline and general aviation customer sectors, versus the comparable periods ended July 31, 2004. The Company's sales in the Latin America region decreased, for the three and six month period ended July 31, 2005 over the same periods ended July 31, 2004. The Company continues to be cautious with respect to providing credit to customers in the Latin American region, and this has a negative impact on sales.

Freight revenue is a component of net sales and represents freight billed to customers. Freight revenue for the three and six months ended July 31, 2005 decreased 7.6%, to $473,000 from $512,000 for the prior year three month period ended July 31, 2004, and decreased 13.2% or $146,000 to $962,000 for the comparable six month period. These decreases were primarily due to increases in customer incentives resulting from promotional activities and industry competition. This had an adverse effect on gross profit margin explained below under the caption "Gross Profit".

COST OF SALES

Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales.

Cost of sales for the three months ended July 31, 2005 increased $0.9 million, or 3.3%, to $27.2 million from $26.3 million for the three months ended July 31, 2004. Cost of sales for the six months ended July 31, 2005 increased $2.6 million, or 5.1%, to $53.5 million from $50.9 million in the prior year period ended July 31, 2004. Cost of sales for the three and six months ended July 31, 2005 increased compared to the prior year principally due to the increase in net sales, and a marginal increase in freight expense. An increase in the inventory reserve incurred in the prior year quarter ended July 31, 2004 offset the effect of increases to cost of sales for the three and six months ended July 31, 2005.


As a percentage of net sales, cost of sales decreased for the periods ended July 31, 2005, to 83.1% from 84.7%, and 82.7% from 83.1%, for the three and six months, respectively, over the three and six month periods ended July 31, 2004. The decrease in the percentage of cost of sales compared to net sales for the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004, was primarily due to the reasons described above.

GROSS PROFIT

Gross profit for the three months ended July 31, 2005 of $5.5 million exceeded the prior year quarter gross profit by $773,000 or 16.2% With the increase in gross profit in the current year quarter versus the prior year quarter, gross profit as a percentage of net sales increased to 16.9% for the three months ended July 31, 2005, from 15.3% for the three months ended July 31, 2004, due to charges in the prior period described above, in the discussion of cost of sales for the adjustments to the inventory reserve.

Gross profit for the six months ended July 31, 2005 of $11.2 million was increased by $815,000, or 7.9% compared to gross profit for the six months ended July 31, 2004. Gross profit as a percentage of net sales increased correspondingly to 17.3% for the six months ended July 31, 2005, from 16.9% for the six months ended July 31, 2004. Gross profit margin for the six months ended July 31, 2005 increased compared to the comparable period of the prior year principally due to the adjustments to the inventory reserve described above in the cost of sales.

Gross profit is also impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expense decreased gross profit by 6.5% and 6.3%, respectively for the three and six months ended July 31, 2005, compared to decreases of 6.4% and 4.9% respectively in the comparable 2004 periods. These decreases were due primarily to increased customer incentives from promotional activities offering customers reduced freight on shipments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended July 31, 2005 increased $0.1 million, or 3.6% to $4.9 million from $4.8 million for the three months ended July 31, 2004. The increase for the three months ended July 31, 2005, over the comparable prior year period is due to increases in contract labor for IT systems maintenance, higher depreciation charges, and charges related to bad debt reserves, offset by lower payroll costs, travel and legal charges. Selling general and administrative expense as a percentage of revenues was 15.1% for the three months ended July 31, 2005 versus 15.3% for the three months ended July 31, 2004.

Selling, general and administrative expenses for the six months ended July 31, 2005 of $9.8 million was substantially on par with the expense incurred in the prior year period. Increases in contract labor for IT systems maintenance, higher depreciation charges, property taxes, and bad debt reserves, were offset by lower payroll costs, travel, and legal charges. Selling general and administrative expense as a percentage of revenues decreased to 15.1% for the six months ended July 31, 2005 versus 15.9% for the six months ended July 31, 2004.

CORPORATE EXPENSES

Corporate expenses for the three months ended July 31, 2005 decreased $262,000, or 31.0%, to $583,000, from the $845,000 incurred during the three months ended July 31, 2004. The decrease in corporate expenses in the quarter ended July 31, 2005 resulted primarily from reductions in legal fees related to corporate governance regulations and a dissident shareholder's proxy contest incurred in the prior year period, First Equity Development's termination of an advisory agreement January 31, 2005, and lower franchise taxes that were incurred in the prior year quarter ended July 31, 2004 and not incurred in the current year quarter. The expense reductions in the quarter ended July 31, 2005 described above, were offset by increases in payroll costs.

Corporate expenses for the six months ended July 31, 2005 decreased $588,000, or 33.1%, to $1.2 million, from the $1.8 million incurred during the six months ended July 31, 2004. The decrease in corporate expenses in the six months ended July 31, 2005 resulted from the reductions cited for the quarter above.

NET INTEREST INCOME (EXPENSE) AND OTHER

During the three months ended July 31, 2005, Net Interest Income (Expense) and Other increased $14,000 as a result of gains on foreign currency transactions in the quarter, due primarily to a strengthening Canadian dollar that is used as the functional currency of the Canadian subsidiary. Interest expense for the three months ended July 31, 2005 was $29,000 or $16,000 higher than the amounts recorded in the three months ended July 31, 2004.

During the six months ended July 31, 2005, interest income from investing the Company's cash in short term investments, increased by $19,000 to $41,000 in the current year over the comparable prior year period. The increase was due to higher interest rates, and a revised investment strategy maximizing investment yield while minimizing market risk for the current year ended July 31, 2005. Net Interest Income (Expense) and Other increased $44,000 in the six months ended July 31, 2005, as gains on foreign currency transactions of $20,000, for the six months ended July 31, 2005, replaced a loss on foreign currency transactions of ($39,000), due primarily to the strengthening Canadian dollar that is used as the functional currency of the Canadian subsidiary. Interest expense for the six months ended July 31, 2005 increased by $34,000 in the current six month period versus the prior year period.

OTHER INCOME

During the quarter and six months ended July, 31, 2005, the Company recorded income of $417,000 as the result of a cash settlement from a distribution agreement contract dispute between API and a vendor.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines. No provision is made for U.S. taxation because the Company has sufficient net operating loss carryforwards that would be utilized to offset any provision for pre-tax income. No deferred tax provision is recorded because it would be offset by a change in the deferred tax valuation allowance. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded, as it is more likely than not that some portion or all of the deferred tax asset will not be realized.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

The Company had net income of $432,000, or $0.06 per share for the three months ended July 31, 2005, compared to a net loss of ($833,000), or ($0.11) per share for the three months ended July 31, 2004 and net income of $584,000, or $0.08 per share for the six months ended July 31, 2005, compared to a net loss of ($1.2) million, or ($0.17) per share for the comparable prior year period ended July 31, 2004. The income in the current year periods versus the losses in the prior year periods was due to the reasons described in the preceding sections.

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

For the six months ended July 31, 2005 the Company used $1.7 million in cash for operating activities, compared to $1.4 million cash used for operating activities for the six months ended July 31, 2004. The use of cash in the six months ended July 31, 2005 versus the cash used in the prior year six month period was due to an increase in inventory and other working capital needs. The Company continues to focus on managing its overall working capital. Cash used in investing activities was $0.9 million and $0.4 million during the six months ended July 31, 2005 and 2004, respectively, due primarily to purchases of plant and equipment. The Company expects that its aggregate capital expenditure requirements for the year ending January 31, 2006 will range from approximately $2.5 million to $3.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings. Net cash used in financing activities during the six months ended July 31, 2005 was $500,000 compared to zero for the six months ended July 31, 2004, as the Company borrowed $29.0 million and repaid $29.0 million, and repurchased preferred stock of API for $500,000 during the quarter ended July 31, 2005.

Effective July 29, 2005 API has a new $20 million revolving line of credit facility which under certain conditions may be increased to $25 million, through a Commercial Revolving Loan and Security Agreement ("Agreement"). This Agreement which expires on September 1, 2007 replaces The Company's prior facility which was scheduled to expire July 1, 2006. Borrowings under this facility bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Agreement, and First Aviation guarantees all borrowings under the facility. At July 31, 2005, borrowings under the facility totaled $14.5 million, at an interest rate of approximately 4.8%. This amount represented a draw on the facility just prior to July 31, 2005, and shortly after the quarter end, the Company repaid $13.5 million of the borrowings that were outstanding at quarter-end. The Company regularly draws down on the facility just prior to quarter end, holds this cash, and then repays some or all of the amount drawn shortly after the quarter end. The purpose of these draw downs is to indicate that the Company has access to cash for potential acquisitions or other investment opportunities that may arise. Approximately $2.4 million was available under the facility at July 31, 2005. The new facility extended the maturity to September 1, 2007, therefore, borrowings under the facility are classified as long term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

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

In conjunction with the Company's acquisition of API in 1997, AMR Combs, Inc. ("AMR Combs") purchased 10,407 shares of API Series A Convertible Preferred Stock, $0.001 par value, with annual dividends of $4.00 per share, payable quarterly (the "Convertible Preferred Stock"). On March 5, 1999, AMR Combs was acquired by Signature Flight Support, an affiliate of BBA Group Plc. On June 20, 2005, all of the outstanding shares of Preferred Stock were repurchased by the Company for $500,000. The difference between the carrying value and the purchase price was recorded as additional paid-in capital.

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

CONTRACTUAL OBLIGATIONS

As of July 31, 2005, there have been no material changes outside the ordinary course of the Company's business in the Company's specified contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2005.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at July 31, 2005, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $183,000 in the net liability position of financial instruments at July 31, 2005. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in an increase of approximately $221,000 in the net liability position of financial instruments at July 31, 2005. During the three months ended July 31, 2005, the Company experienced a foreign currency translation gain of $43,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar. During the six months ended July 31, 2005 the Company experienced a foreign currency translation gain of $20,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar.

Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 7, 2005, in Memphis, Tennessee, for the purpose of (i) electing one Class III Director for a term to expire at the Annual Meeting of Stockholders in the year 2008, and (ii) ratifying the appointment of Ernst & Young LLP, as independent auditors for the year ending January 31, 2006. The stockholder proposal regarding cumulative voting for director elections was not presented at the meeting. Proxies were solicited from holders of 7,332,882 outstanding shares of Common Stock as of the close of business on May 3, 2005, as described in the Company's Definitive Proxy Statement dated May 10, 2005. The Inspectors of Election, IVS Associates Inc., certified the election results for the Annual Meeting. Joseph J. Lhota, the nominee for director, was elected, and the appointment of Ernst & Young LLP was ratified by the following votes:

  (1) To elect one director for a three-year term to expire at the Annual Meeting of Shareholders in the year 2008 (Class III).



                                     VOTES            VOTES           BROKER
       NAME                           FOR            WITHHELD        NON-VOTES
       ---------------             ---------         --------        ---------
       Joseph J. Lhota             7,192,312          51,771            -0-

     Aaron P. Hollander, Stanley J. Hill, Michael C. Culver, and Robert L. Kirk continue to serve as directors of the Company after the Annual Meeting of Stockholders.

  (2) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 31, 2006.

          VOTES                  VOTES              VOTES              BROKER
          FOR                   AGAINST           ABSTAINED           NON-VOTES
       ---------                -------           ---------           ---------
       7,236,235                 3,900              3,948                -0-

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

10.1 Compensation for Services of the Board of Directors of First Aviation Services Inc. (filed as Exhibit 10.1 to the Company's Current Report on
     Form 8-K dated June 7, 2005 (No. 0-21995), and incorporated herein by reference).

10.2 Preferred Stock Purchase Agreement, dated as of June 20, 2005, between Signature Combs, Inc. (f/k/a AMR Combs, Inc.) and Aerospace Products International, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2005 (No. 0-21995), and incorporated herein by reference).

10.3 Amended and Restated  Commerical  Revolving  Loan and  Security  Agreement,
     dated as of July 29, 2005, entered into by Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc. and Hudson United Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.4 Amended and Restated Guaranty, dated as of July 29, 2005, entered into by First Aviation Services, Inc. (on behalf of Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc.) and Hudson United Bank (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.5 Compensation for Aaron P. Hollander.


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

                                 FIRST AVIATION SERVICES INC.
                                             (Registrant)


Date: September 14, 2005         /s/  Michael C. Culver
                                 -------------------------------------------
                                 Michael C. Culver,
                                 President, Chief Executive Officer and
                                 Director (Principal Executive Officer)


Date: September 14, 2005         /s/  Robert G. Costantini
                                 -------------------------------------------
                                 Robert G. Costantini,
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
  NO.                DESCRIPTION

10.1 Compensation for Services of the Board of Directors of First Aviation Services Inc. (filed as Exhibit 10.1 to the Company's Current Report on
     Form 8-K dated June 7, 2005 (No. 0-21995), and incorporated herein by reference).

10.2 Preferred Stock Purchase Agreement, dated as of June 20, 2005, between Signature Combs, Inc. (f/k/a AMR Combs, Inc.) and Aerospace Products International, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2005 (No. 0-21995), and incorporated herein by reference).

10.3 Amended and Restated  Commerical  Revolving  Loan and  Security  Agreement,
     dated as of July 29, 2005, entered into by Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc. and Hudson United Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.4 Amended and Restated Guaranty, dated as of July 29, 2005, entered into by First Aviation Services, Inc. (on behalf of Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc.) and Hudson United Bank (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.5 Compensation for Aaron P. Hollander.


31.1 Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).