Form 10-Q
period 2005-10-31
FIRST AVIATION SERVICES INC
filed 2005-12-15
CIK 1025743

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 2005
                                         ----------------
                                              OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of the registrant's common stock as of December 1, 2005 is 7,346,168

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information
                         ------------------------------


Item 1.  Financial Statements  (Unaudited):

         Consolidated Condensed Balance Sheets.................................3
         Consolidated Condensed Statements of Operations.....................4-5
         Consolidated Condensed Statements of Cash Flows.......................6
         Notes to Consolidated Condensed Financial Statements...............7-12

Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Liquidity and Capital Resources.........13-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risks..........18

Item 4.  Controls and Procedures..............................................18



                           Part II - Other Information
                           ---------------------------

Item 1.   Legal Proceedings...................................................19

Item 2.   Unregistered Sales of Equity Securities
          and Use of Proceeds.................................................19

Item 3.   Defaults Upon Senior Securities.....................................19

Item 4.   Submission of Matters to a Vote of Security Holders.................19

Item 5.   Other Information ..................................................19

Item 6.   Exhibits............................................................19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)


                                                            October 31,   January 31,
                                                               2005          2005
                                                            -----------   -----------
                                                            (unaudited)        *
Assets
Current assets:
  Cash and cash equivalents                                 $   12,937    $   22,584
  Trade receivables, net of allowance for doubtful
   accounts of $576 and $806, respectively                      18,295        14,563
  Inventory, net of allowance for slow moving and
   obsolete inventory of $1,767 and $1,656, respectively        37,804        24,156
  Prepaid expenses and other                                     1,008           900
                                                            -----------   -----------

Total current assets                                            70,044        62,203

Plant and equipment, net                                         4,389         2,996
                                                            -----------   -----------

Total Assets                                                $   74,433    $   65,199
                                                            ===========   ===========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                          $   15,427    $   10,495
  Accrued compensation and related expenses                      1,378         1,205
  Other accrued liabilities                                      1,912         2,424
  Notes Payable                                                  2,218             -
  Income taxes payable                                           1,033           900
                                                            -----------   -----------

Total current liabilities                                       21,968        15,024

  Revolving line of credit                                      14,500        14,500
  Notes Payable, less current portion                            1,935             -
  Minority interest in subsidiary                                    -         1,041
                                                            -----------   -----------

Total liabilities                                               38,403        30,565

Stockholders' equity:

  Common stock, $0.01 par value, 25,000,000 shares
   authorized, 9,135,699 shares issued                              91            91
  Additional paid-in capital                                    38,813        38,318
  Retained earnings                                              5,999         5,325
  Accumulated other comprehensive income                           457           374
                                                            -----------   -----------

                                                                45,360        44,108
  Less:  Treasury stock, at cost, 1,789,631 and
   1,814,191 shares, respectively                              (9,330)       (9,474)
                                                            -----------   -----------

Total stockholders' equity                                      36,030        34,634
                                                            -----------   -----------

Total liabilities and stockholders' equity                  $   74,433    $   65,199
                                                            ===========   ===========


See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2005.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                 Three months ended
                                                                    October 31,

                                                                 2005            2004
                                                             -----------      ----------

Net sales                                                    $   33,611      $   32,050
Cost of sales                                                    27,969          26,698
                                                             -----------      ----------

Gross profit                                                      5,642           5,352
Selling, general and administrative expenses                      4,971           4,945
Corporate expenses                                                  557             602
                                                             -----------      ----------

Income (loss) from operations                                       114            (195)
Net interest income (expense) and other                               5             148
Minority interest in subsidiary                                       -             (10)
                                                             -----------      ----------

Income (loss) before income taxes                                   119             (57)
Provision for income taxes                                          (29)            (73)
                                                             -----------      ----------

Net income (loss)                                            $       90      $     (130)
                                                             ===========      ==========


Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Basic net income (loss) per share, and net income (loss)
     per share - assuming dilution                           $     0.01      $    (0.02)

                                                             ===========     ===========

Weighted average shares outstanding - basic                   7,341,451       7,304,914
                                                             ===========     ===========

Weighted average shares outstanding - assuming dilution       7,343,852       7,304,914
                                                             ===========     ===========


See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                Nine months ended
                                                                   October 31,

                                                                2005           2004
                                                            -----------    -----------

Net sales                                                   $   98,297     $   93,337
Cost of sales                                                   81,459         77,604
                                                            -----------    -----------

Gross profit                                                    16,838         15,733
Selling, general and administrative expenses                    14,760         14,694
Corporate expenses                                               1,744          2,377
                                                            -----------    -----------

Income (loss) from operations                                      334         (1,338)
Net interest income (expense) and other                              4            102
Other income                                                       417              -
Minority interest in subsidiary                                    (10)           (31)
                                                            -----------    -----------

Income (loss) before income taxes                                  745         (1,267)
Provision for income taxes                                         (71)          (107)
                                                            -----------    -----------

Net income (loss)                                           $      674     $   (1,374)
                                                            ===========    ===========


Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Basic net income (loss) per share, and net income (loss)
     per share - assuming dilution                          $     0.09     $    (0.19)
                                                            ===========    ===========

Weighted average shares outstanding - basic                  7,333,249      7,297,732
                                                            ===========    ===========

Weighted average shares outstanding - assuming dilution      7,337,331      7,297,732
                                                            ===========    ===========


See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                        Nine months ended
                                                                           October 31,

                                                                        2005           2004
                                                                     ---------      ---------
Cash flows from operating activities
Net income (loss)                                                    $    674       $ (1,374)
Adjustments to reconcile net income (loss) to net
  cash from operating activities - non-cash charges:
   Depreciation and amortization                                          860            676
   Compensation paid through issuance of stock                             99            117
(Increase) decrease in current assets:
   Trade receivables                                                   (3,651)        (3,451)
   Inventory                                                           (9,441)         1,054
   Prepaid and other                                                     (107)           425
Increase (decrease) in current liabilities:
   Accounts payable                                                     4,920          2,876
   Accrued compensation and related expenses, and other accrued
    liabilities                                                          (404)            69
   Income taxes payable                                                   132            (27)
                                                                     ---------      ---------

Net cash provided by (used in) operating activities                    (6,918)           365

Cash flows from investing activities
Purchases of plant and equipment                                       (2,247)          (579)
Proceeds from disposals of plant and equipment                              -              3
                                                                     ---------      ---------

Net cash used in investing activities                                  (2,247)          (576)

Cash flows from financing activities
Borrowings on revolving line of credit                                 41,500         41,650
Repayments on revolving line of credit                                (41,500)       (41,650)
Repurchase of preferred stock of subsidiary                              (500)             -
                                                                     ---------      ---------

Net cash provided by financing activities                                (500)              -
                                                                     ---------      ---------

Net decrease in cash and cash equivalents                              (9,665)          (211)

Effect of exchange rates on cash                                           18            103

Cash and cash equivalents at beginning of period                       22,584         25,144
                                                                     ---------      ---------

Cash and cash equivalents at end of period                           $ 12,937       $ 25,036
                                                                     =========      =========

Supplemental cash flow disclosures:
   Interest paid                                                     $     72       $     30
   Income taxes paid                                                 $     12       $     65



See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                      (in thousands, except share amounts)

                                October 31, 2005

1.  Basis of Presentation
First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. ("API Ltd."), and API Asia Pacific Inc. ("API Asia Pacific") (collectively, the "Company"), is one of the premier suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses. The Company's principal executive offices are located at 15 Riverside Avenue, Westport, Connecticut 06880. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three months and six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2005.


2.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the  denominator  used in the computation of net income
(loss) per share - assuming dilution:


                                                           Three months ended                 Nine months ended
                                                               October 31,                       October 31,
                                                          2005              2004            2005              2004
                                                      ------------      ------------    ------------      ------------
   Denominator:
     Denominator for basic net income (loss)
        per share - weighted average shares             7,341,451         7,304,914       7,333,249         7,297,732

     Effect of dilutive employee stock options              2,401                 -           4,082                 -
                                                      ------------      ------------    ------------      ------------

     Denominator for net income (loss) per
        share - assuming dilution, adjusted
           weighted average shares and assumed
           dilutions                                    7,343,852         7,304,914       7,337,331         7,297,732
                                                      ============      ============    ============      ============


For the three and nine months ended October 31, 2004, the denominator used in the calculation of loss per share from continuing operations - assuming dilution, was the same as the denominator used for basic loss per share because the effect of options would have been antidilutive. The number of potential shares of common stock that were excluded from the computation of diluted earnings per share because their effect was antidilutive for the three and nine months ended October 31, 2004, were 7,097, and 9,532 shares, respectively.

3.  Stock Options Issued to Employees

The Company's non-employee directors receive a portion of their annual compensation in the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. The Company's non-employee directors receive compensation in cash for committee meetings and special board meetings, excluding the four regularly scheduled board meetings and the annual shareholders' meeting that is paid in stock as part of their annual compensation. For the three months ended October 31, 2005 and 2004, the Company issued 4,617 and 6,457 shares respectively, to directors for board fees. For the nine months ended October 31, 2005 and 2004, the Company issued 21,828 and 25,452 shares respectively, to directors for board fees.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the three and nine months ending October 31, 2005 and 2004 because all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

The fair value of each option issued was estimated at the date of grant. The following assumptions were used for options issued during the nine months ended October 31, 2005 and 2004:

                                                 2005               2004
                                            ---------------    ---------------

   Expected dividend yield                       0.0%               0.0%

   Risk-free interest rate                       4.3%               3.6%

   Expected volatility                          31.0%              32.3%

   Expected life of option                       5.0 years          5.0 years

   Weighted-average fair value of
      options granted                         $ 1.40             $ 1.55

Using the above noted assumptions and the weighted-average fair value of each option granted, the net income (loss) and earnings (loss) per share that would have been recorded if the estimated fair value of options granted had been recorded as an expense was:


                                                              Three months ended               Nine months ended
                                                                 October 31,                      October 31,
                                                             2005             2004            2005            2004
                                                         ------------    -------------    ------------    ------------

Net income (loss) as reported                            $        90     $       (130)    $       674     $    (1,374)

Pro forma net compensation expense for issuance of
  stock options                                                   13               13              39              44
                                                         ------------    -------------    ------------    ------------

Pro forma net income (loss)                              $        77     $       (143)    $       635     $    (1,418)
                                                         ============    =============    ============    ============

Basic net income (loss) per share, and net income
(loss) per share - assuming dilution as reported
                                                         $      0.01     $      (0.02)    $      0.09     $     (0.19)

Pro forma basic net income (loss) per share, and
net income (loss) per share - assuming dilution
                                                         $      0.01     $      (0.02)    $      0.09     $     (0.19)
                                                         ============    =============    ============    ============



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


4.  Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) resulted from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The increase to net income to arrive at comprehensive income during the three and nine months ended October 31, 2005 was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar. Comprehensive income (loss) for the periods shown was as follows:

                                                         Three months ended                Nine months ended
                                                             October 31,                      October 31,
                                                        2005            2004              2005             2004
                                                     -----------    -------------     ------------    -------------

Net income (loss) as reported                        $       90     $       (130)     $       674     $     (1,374)

Net impact of foreign currency translation
  adjustments - gain                                         63              122               83              155
                                                     -----------    -------------     ------------    -------------

Net comprehensive income (loss)                      $      153     $         (8)     $       757     $     (1,219)
                                                     ===========    =============     ============    =============



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

The Company and First Equity also had an advisory agreement, approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. Pursuant to the terms of this agreement, First Equity provided the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement could be terminated by either party upon 30 days' written notice to the other party. The Company paid First Equity a $30 monthly retainer, and reimbursed First Equity for its out-of-pocket expenses. In addition, upon the successful completion of certain transactions, the Company would pay a fee to First Equity (the "Success Fee"). The amount of any Success Fee would be established by the independent members of the Board of Directors and would be dependent upon a variety of factors, including, but not limited to, the services provided and the size and the type of transaction. Up to one year's worth of retainer fees paid could be applied as a credit against any Success Fee, subject to certain limitations. The advisory agreement was terminated by First Equity on January 31, 2005. During the three and nine months ended October 31, 2005, and 2004, the Company paid First Equity retainer fees of $0 and $90, and $0 and $270, respectively, and no Success Fee.

The Company and First Equity had entered into an arrangement whereby First Equity provided the Company with various additional services to assist the Company. These services were not part of the advisory agreement, described above, but derived from the work First Equity performed under the agreement. Therefore, First Equity did not charge the Company additional fees in connection with providing such services under the advisory agreement, because the services were derived from the work First Equity performed under the advisory agreement consistent with their role as financial advisor. The advisory agreement expired on January 31, 2005. These services included (i) detailed financial modeling for new business proposals, (ii) Board of Directors presentation analysis, (iii) investor relations marketing and presentations, (iv) various analysis for API, including benchmarking, financial analysis, and competitive market analyses, and
(v) other financial analyses for the Company, including stock buy-back, valuations, and capital structure analyses. The Company's CEO and CFO had unlimited access to these resources when requested. These services were also terminated by First Equity with the expiration of the advisory agreement on January 31, 2005, as described above.

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective on April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $22, for the three months ended October 31, 2005, and 2004 and $67 and $62, for the nine months ended October 31, 2005, and 2004. The Company and First Equity also share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. Some business development expenses, such as joint marketing expense and business organizational dues, are shared on an equal basis. Management believes this method of allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $12 and $13, for the three months ended October 31, 2005, and 2004, respectively, and $32 and $39, for the nine months ended October 31, 2005, and 2004, respectively.

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


                                       Three months ended            Nine months ended
                                           October 31,                  October 31,
                                        2005         2004           2005           2004
                                      -------      -------        -------        -------

   Interest income                    $     4      $    18        $    45        $    40
   Interest expense                       (53)          (3)          (116)           (32)
   Foreign exchange gain                   54          133             75             94
                                      -------      -------        -------        -------

                                      $     5      $   148        $     4        $   102
                                      -------      -------        -------        -------

8.  Replacement of Revolving Line of Credit

On July 29, 2005, Aerospace Products International Inc., (the "Borrower") a direct wholly-owned subsidiary of First Aviation Services, Inc. (the "Guarantor") entered into a Commercial Revolving Loan and Security Agreement (the " Agreement") and Guaranty Agreement (the "Guaranty") by and among the Borrower, Guarantor and Hudson United Bank (the "Lender").

The facility created by the Agreement replaces the Borrower's previously existing, $20 million revolving credit facility scheduled to expire July 31, 2006. The Agreement has a commitment expiration date of September 1, 2007. The Guaranty replaces the previously existing guaranty agreement that existed on the previous credit facility.

The Agreement provides a 25 month senior revolving credit facility (the "Facility I") to the Borrower in the amount of $20 million, subject to terms and conditions set forth in the Agreement. The facility may be increased by $5 million to $25 million should the Company make an acquisition of assets of another company, subject to the Lender's approval. In October 2005, the lender approved the increase in the facility to $25 million after the Company made a large initial inventory purchase in September 2005 from a leading aircraft OEM. The proceeds of any loans made under the Agreement will be used for working capital purposes in the ordinary course of business of the Borrower.

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

9.  Notes Payable

API entered into an initial parts purchase agreement on September 20, 2005 with a leading aircraft original equipment manufacturer ("OEM") to purchase $8.3 million of inventory, including a long-term agreement to sell parts. As of October 31, 2005, API had received approximately $7.1 million of this inventory. The OEM vendor agreed to partially finance the purchase with two promissory notes from API of $2.5 million and $1.8 million, with the Company entering into a guarantee agreement to ensure payment by API. The promissory note for $2.5 million is for a term of 4 years, at 5.0% interest per annum. The promissory note for $1.8 million is a non-interest bearing short-term note due within one year. The vendor financing promissory notes are subordinated to the Company's revolving line of credit. Subsequent purchases from this OEM will be on standard vendor terms, and the Company has purchased an additional $4.8 million of inventory from the OEM as of October 31, 2005.


10. Repurchase of Preferred Stock of Subsidiary

Pursuant to an agreement dated June 20, 2005, API repurchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock (Preferred Stock) for an aggregate purchase price of $500, from Signature Combs, Inc. (f/k/a AMR Combs, Inc.). The Preferred Stock was all the issued and outstanding preferred stock of API, issued in conjunction with the Company's purchase of API in 1997 from AMR Combs, Inc. The difference between the repurchase price of the Preferred Stock and the book value of $541 was credited to Paid-in Capital in June 2005.

11. Other Income

In July 2005, the Company received $567 in settlement of a distribution agreement contract dispute between API and a vendor. The settlement consisted of $417 in damages recorded in other income, and $150 recorded as a reduction in inventory from the repurchase of inventory held by API.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor  Statement  Under the Private  Securities  Litigation  Reform of Act
1995.

Certain statements discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3, "Quantitative and Qualitative Disclosures about Market Risks", Item 1 of Part II, "Legal Proceedings" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight-related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, the loss of the use of facilities and distribution hub in Memphis, significant failure of our computer systems or networks, efforts to comply with section 404 of the Sarbanes-Oxley Act of 2002, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2005, and Item 3, "Quantitative and Qualitative Disclosures about Market Risks", in this report for the quarter and nine months ended October 31, 2005. The Company undertakes no obligation to update any forward-looking statements or cautionary factors.

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

Net sales for the three months ended October 31, 2005 increased $1.6 million, or 4.9%, to $33.6 million from $32.0 million for the three months ended October 31, 2004. The increases were largely due to increases in the corporate aviation sectors the company serves, a rebound in general aviation related sales, offset by lower sales to original equipment manufacturers ("OEM"), the airlines and airline maintenance providers.

Net sales for the nine months ended October 31, 2005 increased $5.0 million, or 5.3%, to $98.3 million from $93.3 million for the nine months ended October 31, 2004. The reasons for the increase in net sales for the nine months ended October 31, 2005, compared to the comparable period of the prior year, was due to the reasons described above, except general aviation sales, excluding corporate aviation and retail, were down approximately 5% as of the quarter ending October 31, 2005.

Sales increased in the three and nine months ended October 31, 2005 versus the comparable prior year periods in three of the four foreign geographic regions the Company services. Sales in Asia improved for the three and nine months ended October 31, 2005 over the similar periods ended October 31, 2004 due to increases in airline sales. Sales in Canada for the three and nine months ended October 31, 2005 improved in the general aviation and retail customer sectors, compared to the three and nine month periods ended October 31, 2004. Sales in Europe for the three and nine months ended October 31, 2005, increased in the independent airline and corporate maintenance repair and overhaul facilities sectors, versus the comparable periods ended October 31, 2004. The Company's sales in the Latin America region decreased for the three and nine month period ended October 31, 2005 over the same periods ended October 31, 2004. The Company continues to be cautious with respect to providing credit to customers in the Latin American region, and this has had a negative impact on sales.

Freight revenue is a component of net sales and represents freight billed to customers. Freight revenue for the three and nine months ended October 31, 2005 decreased 6.1%, to $479,000 from $510,000 for the prior year three month period ended October 31, 2004, and decreased 10.9% or $177,000 to $1,440,000 for the comparable nine month period. These decreases were primarily due to increases in customer incentives resulting from promotional activities and industry competition. This had an adverse effect on gross profit margin explained below under the caption "Gross Profit".

Cost of Sales

Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales.

Cost of sales for the three months ended October 31, 2005 increased $1.3 million, or 4.8%, to $28.0 million from $26.7 million for the three months ended October 31, 2004. Cost of sales for the nine months ended October 31, 2005 increased $3.9 million, or 5.0%, to $81.5 million from $77.6 million in the prior year period ended October 31, 2004. Cost of sales for the three and nine months ended October 31, 2005 increased compared to the prior year as a direct result of the increase in net sales.

As a percentage of net sales, cost of sales decreased for the periods ended October 31, 2005, to 83.2% from 83.3%, and 82.9% from 83.1%, for the three and nine months, respectively, over the three and nine month periods ended October 31, 2004. The decrease in the percentage of cost of sales compared to net sales for the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004, was primarily due to the reasons described above.

Gross Profit

Gross profit for the three months ended October 31, 2005 of $5.6 million exceeded the prior year quarter gross profit by $290,000 or 5.4%. With the increase in gross profit in the current year quarter versus the prior year quarter, gross profit as a percentage of net sales increased slightly to 16.8% for the three months ended October 31, 2005, from 16.7% for the three months ended October 31, 2004, due primarily to the increase in gross margin for the general aviation related and airline sectors.

Gross profit for the nine months ended October 31, 2005 of $16.8 million was increased by $1.1 million, or 7.0% compared to gross profit for the nine months ended October 31, 2004. Gross profit as a percentage of net sales improved correspondingly to 17.1% for the nine months ended October 31, 2005, from 16.9% for the nine months ended October 31, 2004. Gross profit margin for the nine months ended October 31, 2005 increased compared to the comparable period of the prior year principally due to margins increases in the general aviation related and airline sectors.

Gross profit is also impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expense decreased gross profit by 6.3% for the three and nine month periods ended October 31, 2005, compared to decreases of 5.9% and 5.3% in the comparable 2004 periods. These decreases were due primarily to increased customer incentives and promotional activities offering customers reduced freight on shipments and competition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 31, 2005 increased slightly by $26,000, or 0.4% to $5.0 million for the three months ended October 31, 2004. The increase for the three months ended October 31, 2005, over the comparable prior year period is due primarily to an increase in the bad debt expense of $107,000, mainly due to a customer receivable write-off for a regional airline that filed for bankruptcy protection under chapter 11 of the U.S. federal bankruptcy law, just prior to the October 17, 2005 effective date for changes in the U.S. federal bankruptcy law that generally is less favorable to debtors. This regional airline was a feeder carrier for a large international carrier that also filed for protection under chapter 11 of the U.S. federal bankruptcy law in September 2005. Increases in contract labor for IT systems maintenance, and higher depreciation charges, were mostly offset by lower payroll expenses, advertising, legal, and insurance charges. Selling general and administrative expense as a percentage of revenues decreased to 14.8% for the three months ended October 31, 2005 versus 15.4% for the three months ended October 31, 2004.

Selling, general and administrative expenses for the nine months ended October 31, 2005 of $14.8 million increased slightly by $66,000 compared to the expense incurred for the nine months ended October 31 2004. Increases in contract labor for IT systems maintenance, higher depreciation charges, communications, and bad debt expense were almost completely offset by lower payroll expenses, travel, postage, and other expenses. Selling general and administrative expense as a percentage of revenues decreased to 15.0% for the nine months ended October 31, 2005 versus 15.7% for the nine months ended October 31, 2004.

Corporate Expenses

Corporate expenses decreased by $45,000 or 7.5% to $557,000 for the three months ended October 31, 2005 from $602,000 incurred during the three months ended October 31, 2004. The decrease in corporate expenses in the quarter ended October 31, 2005 resulted primarily from reductions due to First Equity Development's termination of an advisory agreement on January 31, 2005, lower costs related to the board of directors and other expenses. The expense reductions in the quarter ended October 31, 2005 described above, were partially offset by increases in payroll and insurance costs.

Corporate expenses for the nine months ended October 31, 2005 decreased $633,000, or 26.6%, to $1.7 million, from the $2.4 million incurred during the nine months ended October 31, 2004. The decrease in corporate expenses in the nine months ended October 31, 2005 resulted from substantially lower legal fees related to corporate governance regulations and a dissident shareholder's proxy contest incurred in the prior year period, as well as the reasons cited above for the quarter.

Net Interest Income (Expense) and Other

During the three months ended October 31, 2005, net interest income (expense) and other decreased $143,000 as a result of a $79,000 decrease on gains reported from foreign currency transactions in the quarter, due primarily to the relative strengthening of the Canadian dollar that is used as the functional currency of the Canadian subsidiary. Interest expense for the three months ended October 31, 2005 was $53,000 or $50,000 higher than the amounts recorded in the three months ended October 31, 2004 due to increased interest rates and average borrowing levels, and interest income was $14,000 lower than the $18,000 reported in 2004 due to lower amounts in interest bearing investments.

During the nine months ended October 31, 2005, net interest income (expense) and other decreased $98,000 in the nine months ended October 31, 2005, to $4,000 as gains on foreign currency transactions of $75,000 and interest income of $45,000 was offset by interest expense on borrowings of $116,000 for the nine months ended October 31, 2005, versus interest income of $40,000, foreign currency transaction gains of $94,000, and interest expense of $32,000 in the comparable nine months ended October 31, 2004.

Other Income

During the nine months ended October, 31, 2005, the Company recorded income of $417,000 as the result of a cash settlement from a distribution agreement contract dispute between API and a vendor.

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

Net Income (Loss) and Net Income (Loss) per Share

The Company had net income of $90,000, or $0.01 per share for the three months ended October 31, 2005, compared to a net loss of ($130,000), or ($0.02) per share for the three months ended October 31, 2004 and net income of $674,000, or $0.09 per share for the nine months ended October 31, 2005, compared to a net loss of ($1.4) million, or ($0.19) per share for the comparable prior year period ended October 31, 2004. The income in the current year periods versus the losses in the prior year periods was due to the reasons described in the preceding sections.

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

For the nine months ended October 31, 2005 the Company used $6.9 million in cash for operating activities, compared to $0.4 million cash provided by operating activities for the nine months ended October 31, 2004. The use of cash in the nine months ended October 31, 2005 versus the cash provided in the prior year nine month period was due to increases in inventory due to a large purchase of inventory parts from a leading aircraft OEM, and additional inventory opportunity buys resulting from price/volume discounts, and an increase in trade receivables offset by an increase in accounts payable. On September 20, 2005, API made an initial inventory purchase of $8.3 million, of which approximately $7.1 was received as of October 31, 2005. The OEM vendor agreed to partially finance the purchase with two promissory notes from API of $2.5 million and $1.8 million, with the Company entering into a guarantee agreement to ensure payment by API. The promissory note for $2.5 million is for a term of 4 years, at 5.0% interest per annum. The promissory note for $1.8 million is a non-interest bearing short term note due within one year. The vendor financing promissory notes are subordinated to the Company's revolving line of credit. In addition, subsequent to the initial purchase and pursuant to a separate transaction with the same OEM, API made an additional purchase of $4.8 million of inventory to broaden the product line offering, pursuant to usual vendor terms with payment due before year-end. Substantially all of the $4.8 million in inventory was received by October 31, 2005. The Company continues to focus on managing its overall working capital. Cash used in investing activities was $2.2 million and $0.6 million during the nine months ended October 31, 2005 and 2004, respectively, due primarily to purchases related to systems upgrades, and a new ERP implementation of SAP software. The Company expects that its aggregate capital expenditure requirements for the year ending January 31, 2006 will range from approximately $2.5 million to $3.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings. Net cash used in financing activities during the nine months ended October 31, 2005 was $0.5 million, compared to zero for the nine months ended
October 31, 2004, as the Company borrowed $41.5 million and repaid $41.5 million, and repurchased preferred stock of API for $500,000.

Effective July 29, 2005 API has a new $20 million revolving line of credit facility which under certain conditions may be increased to $25 million, through a Commercial Revolving Loan and Security Agreement ("Agreement"). This Agreement which expires on September 1, 2007 replaces the Company's prior facility which was scheduled to expire July 1, 2006. Borrowings under this facility bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Agreement. In October 2005, the lender agreed to increase the line to $25 million due to a large inventory purchase made by the Company in September 2005. At October 31, 2005, borrowings under the facility totaled $14.5 million, at an interest rate of approximately 5.4%. This amount represented a draw on the facility just prior to October 31, 2005, and shortly after the quarter end, the Company repaid $8.0 million of the borrowings that were outstanding at quarter-end. The Company regularly draws down on the facility just prior to quarter end, holds this cash, and then repays some or all of the amount drawn shortly after the quarter end. The purpose of these draw downs is to indicate that the Company has access to cash for potential acquisitions or other investment opportunities that may arise. Approximately $7.6 million was available under the facility at October 31, 2005. The new facility extended the maturity to September 1, 2007, therefore, borrowings under the facility are classified as long term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

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

Contractual Obligations
-----------------------

API entered into an initial parts purchase agreement on September 20, 2005 with a leading aircraft OEM to purchase $8.3 million of inventory. As part of the purchase financing, API entered into two promissory notes of $2.5 million and $1.8 million, with the Company entering into a guarantee agreement to ensure payment by API. The promissory note for $2.5 million is for a term of 4 years, at 5.0% interest per annum. The promissory note for $1.8 million is a non-interest bearing short-term note due within one year. The vendor financing promissory notes are subordinated to the Company's revolving line of credit.

As of October 31, 2005, there have been no material changes outside the ordinary course of the Company's business in the Company's specified contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2005.


Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at October 31, 2005, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $143,111 in the net liability position of financial instruments at October 31, 2005. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in an increase of approximately $174,918 in the net liability position of financial instruments at October 31, 2005. During the three months ended October 31, 2005, the Company experienced a foreign currency translation gain of $63,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar. During the nine months ended October 31, 2005 the Company experienced a foreign currency translation gain of $83,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar.

Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.




Item 4. Controls and Procedures
-------------------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of October 31, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   First Aviation Services Inc.
                                   ----------------------------
                                          (Registrant)


Date: December 15, 2005            /S/ Michael C. Culver
                                   -------------------------------------------
                                   Michael C. Culver,
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date: December 15, 2005            /S/ Robert G. Costantini
                                   -------------------------------------------
                                   Robert G. Costantini,
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)