Form 10-K
period 2006-01-31
FIRST AVIATION SERVICES INC
filed 2006-05-01
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the year ended January 31, 2006

                         Commission File Number 0-21995


                          First Aviation Services Inc.
             (Exact name of registrant as specified in its charter)

          15 Riverside Avenue
          Westport, Connecticut                            06880-4214

                    Issuer's telephone number (203) 291-3300

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

Indicate by check mark if the registrant is a well-known seasoned issuer as
defined in Rule 405 of the Securities Act. Yes    No X
                                              ---   ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15 (d) of the Securities Act.  Yes    No X
                                                                    ---   ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days or for such short period that the registrant was subject to
such filing requirements.  Yes X   No
                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check One:
Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer  X
                        ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes    No X
                                   ---   ---

The aggregate market value of voting common and non-voting equity held by non-affiliates as of July 31, 2005 was approximately $13.7 million.

The number of shares outstanding of the registrant's common stock as of April 28, 2006 was 7,353,250 shares.

                      Documents incorporated by reference:

  Portions of the Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference into Part III hereof.

                          First Aviation Services Inc.
                                TABLE OF CONTENTS


Forward Looking Statements.....................................................3

                                     Part I

Item 1.  Business..............................................................3
Item 1A. Risk Factors..........................................................6
Item 1B. Unresolved Staff Comments ............................................8
Item 2.  Properties............................................................8
Item 3.  Legal Proceedings.....................................................8
Item 4.  Submission of Matters to a Vote of Security Holders...................8
Executive Officers of the Registrant...........................................9

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities............................10
Item 6.  Selected Financial Data..............................................11
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........20
Item 8.  Financial Statements and Supplementary Data..........................20
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................20
Item 9A. Controls and Procedures..............................................20
Item 9B. Other Information....................................................20

                                    Part III

Item 10. Directors and Executive Officers of the Registrant...................21
Item 11. Executive Compensation...............................................21
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................21
Item 13. Certain Relationships and Related Transactions.......................21
Item 14. Principal Accountant Fees and Services...............................21

                                     Part IV

Item 15. Exhibits and Financial Statement Schedules...........................22
Signatures....................................................................26
Index to Consolidated Financial Statements and Supplementary Data.............F1

                          First Aviation Services Inc.

                           Annual Report on Form 10-K
                   for the Fiscal Year Ended January 31, 2006

Forward-Looking Statements
--------------------------

Certain statements discussed in Item 1, "Business", Item 3, "Legal Proceedings",
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7, "Liquidity and Capital Resources", and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, the loss of the use of facilities and distribution hub in Memphis, significant failure of our computer systems or networks, efforts to comply with section 404 of the Sarbanes-Oxley Act of 2002, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 1A, "Risk Factors", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements or cautionary factors except as required by law.

                                     PART I
                                     ------

Item 1.  Business
-----------------

General

     First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Parts International, Ltd. ("API Ltd."), API Asia Pacific Inc. ("API Asia Pacific"), and API China, Inc. ("API China"), (collectively, the "Company"), is one of the premier suppliers of services to the aviation industry worldwide. The services the Company provides to the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses.

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

     The Company believes based on information from Overhaul and Maintenance, a leading industry publication, that the current annual worldwide market for new and used parts, components and consumable supplies for aircraft and engines is estimated to be approximately $23 billion. This market has leveled out and started to increase slowly after several years of decline. Of the worldwide market, an estimated $2.5 billion is supplied to the general aviation category of the aftermarket parts sector in which the Company principally operates, $5.0 billion goes through distribution to all market categories, and the balance is supplied direct to the end user. The aviation aftermarket parts sector includes passenger and cargo airlines, fleet and corporate aircraft operators, certified repair facilities, governments and military services, flight training schools, fixed base operators ("FBOs"), business aviation, helicopter and recreational operators. The aviation aftermarket parts sector is highly-fragmented, although there are a limited number of large, well-capitalized companies, including original equipment manufacturers ("OEMs"), and suppliers, selling a broad range of parts and services, as well as numerous smaller competitors serving niche markets.

     Aviation Aftermarket Parts Sector. The Company markets its supply chain services, which includes parts sales and service contracts, to several distinct categories of customers within the aftermarket parts sector. These categories consist of airlines, corporate flight departments, independent airline maintenance, repair and overhaul providers ("MROs"), large corporate MROs, retail customers, OEMs and general aviation customers. The Company's products, from more than 170 manufacturers and suppliers, constituting approximately 200,000 new and factory reconditioned parts and components are sold to professional aircraft maintenance organizations, aircraft owners and operators, including fleet operators, airlines, and FBOs. The parts and components supplied to the marketplace by the Company are approved by the FAA and are generally acquired from small, specialized manufacturers as well as major OEMs such as Raytheon, Goodrich Aerospace, Champion, General Electric Lighting, Goodyear Tire and Rubber, Marathon Power Technologies, Michelin Aircraft Tire, Parker Hannifin, Lycoming, and Teledyne Continental Motors. The Company adds value to commonly available products by offering immediate availability, broad product lines, technical assistance and other value added supply chain management services. Supply chain management services allow the Company to offer parts and components to its customers to satisfy the customer's needs. The Company services the aftermarket parts sector as a channel provider, whether it acts as a supplier of parts provided by an OEM, or provides supply chain management services to the OEM who chooses to sell directly to customers. Services contracts are part of a continuum of product lines offered by the Company. The terms and nature of supply chain management services are stipulated in individualized contracts that are unique for each customer. The Company uses its expertise gained in managing its own parts and supply business to manage its customers' product in a seamless method to the end customer, and at less cost to the Company's customer than if they serviced the market themselves. As part of this process, the Company provides its internal resources, such as facilities, personnel and systems to the customer. The Company either may supply its own inventory for the customer, or hold its customers' inventory in its own facility, without taking ownership of such inventory, and supply the inventory on behalf of its customer. As an example, the Company may pick, pack and ship product on behalf of its customer in return for a fee based upon the level of services provided. In providing these services the Company may provide other support services as well to its customers, including sales and billing, and the use of the Company's call center.

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

     Competition in supply chain management services comes from numerous companies both within and outside of the aerospace industry, although many competitors are specialized to a particular industry. The supply chain management service provider market is fragmented and growing due to the trend to outsource, as a result of the need for companies to reduce their cost structures. Some competitors in the distribution business pay up front fees and acquire their customers' inventory in exchange for supply chain contracts, a strategy that the Company has not pursued. The Company believes that it has an advantage in the aerospace industry due to its experience, knowledge and focus within the industry.

     Increasing Consolidation. In order to reduce the administrative costs, lower the costs associated with carrying and managing inventory, satisfy governmental regulatory scrutiny, streamline buying decisions, assure quality, and reduce turnaround times, aircraft and fleet operators are seeking to reduce their number of suppliers, including parts and component providers, and are increasingly using third parties to manage their parts and components inventories. As a result, the Company believes that aircraft and fleet operators increasingly select larger, more sophisticated, technologically capable and better-capitalized service providers that are capable of providing a range of high quality, efficient and timely services, including supply chain management services. Additionally, the increasing costs of technology and inventory levels required to compete effectively has made entry into and continued success in the industry more difficult and expensive. The Company believes that well-capitalized, technologically sophisticated providers capable of offering a wide range of services, like the Company, will benefit from this consolidation trend. In addition, some OEMs have decided to by-pass wholesale distributors and are distributing their products directly to their customers, a trend the Company believes will continue.

     Industry Conditions. The aftermarket parts sector in which the Company operates is affected by general economic conditions and specific market activity like flight activity, flight training, and air travel for business and pleasure. Revenues for the year ended January 31, 2006 were higher than the prior year due to increased demand in the corporate sector and expansion of the Company's product line offerings. These positive influences were offset by reduced levels of specific market activity that were caused by higher fuel prices, and in the latter half of the year, adverse weather conditions in the Southeast. Recovery in the market environment remains mixed. Overall business activity in the aftermarket parts sector is improving in several of the customer segments the Company serves. However, sales of aviation gasoline were reported down for the year according to a petroleum industry source, which impacts the Company's general aviation parts sales business. Some categories have improved with the economy, for example, retail and corporate, but commercial airlines are still vulnerable to a downturn from terrorist acts and higher fuel prices. Flight schools continue to struggle due to record high fuel prices and recent civil aviation flight restrictions. Bankruptcies have and may continue to occur in the airline industry, which have reverberating effects for all market sectors. The Company expects that the current level of business activity in the aftermarket parts sector will continue, but the timing of any further expansion remains uncertain. The Company continues to look for new sources of revenue, to control its costs, and expand its offering of services both within the aftermarket parts sector and the production environment through the use of technology and its infrastructure.

Principal Suppliers

     API has five suppliers from whom approximately 38%, 40%, and 45% of its total purchases were made during the years ended January 31, 2006, 2005 and 2004, respectively.

     The Company, in September 2005, entered into an initial parts purchase agreement and long-term agreement to sell parts with Raytheon Aircraft Parts and Inventory Distribution Company LLC ("Rapid"), to support Raytheon's Beechcraft product line.

Sales and Marketing

     New and serviceable parts, supplies and components are sold to professional aircraft maintenance organizations, aircraft owners and operators, including fleet operators and airlines, flight training schools, and FBOs. The Company uses senior management, business development leaders, regional sales managers, inside salespersons, outbound telephone salespersons, electronic commerce, independent contract representatives, associated distributors, and foreign partners in its sales and marketing efforts.

     The Company sells supply chain management services by identifying potential customers and opportunities in the industry through contacts within the industry, advertising and targeted marketing, recommendations from current customers, and leads from regional sales managers. Lead times for the procurement of new contracts is effected by the long-term nature of such contracts, relationship building with the customer and the substantial change often required of the customer's existing business model.

Customers

     The Company currently has approximately 7,000 customers. The Company is not reliant upon any single customer.

Regulation

     Regulatory bodies such as the FAA, the Joint Airworthiness Administration, the Department of Defense (the "DOD"), and governments around the world require all aircraft and engines to follow defined maintenance programs to ensure airworthiness and safety. For parts and components distributed by the Company, including inventory managed by the Company under supply chain management services, the programs are developed by the original equipment manufacturer
(OEM) or customer in coordination with the regulatory body. The Company must comply with regulations for shipping hazardous materials, and is subject to export control regulations. The Company has received certifications from the FAA covering its repair and overhaul facilities, and its hose shop. The DOD requires that parties providing parts for branches of the U.S. armed services comply with applicable government regulations, and the DOD continually reviews the operations of the Company for compliance with applicable regulations. In addition, the Company's Memphis, Tennessee facility is ISO/9002 certified and subject to periodic reviews.

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

Employees

     As of January 31, 2006, the Company employed 204 persons on a full-time basis. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Geographic Areas

     Sales to unaffiliated foreign customers were approximately 25%, 22%, and 22% of net sales for the years ended January 31, 2006, 2005 and 2004, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America and Europe.

Products and Services

     The Company reports its revenue as one reportable segment and believes it is impracticable to breakout various products and services for reporting purposes.

Item 1A.  Risk Factors
----------------------

Cautionary Statements

Certain statements made in Item 1 "Business", Item 1A., "Risk Factors", Item 3, "Legal Proceeding", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors, include:

o The Company's continued ability to obtain parts and components from its principal suppliers on a timely basis. The Company's distribution services business is dependent upon the availability of parts, components and supplies from its suppliers. API does not have any long-term agreements or commitments from OEM's or other suppliers from whom it generally purchases parts, and is dependent upon these manufacturers for access to parts for resale. In addition, some OEM's, in an effort to find additional sources of income, are attempting to distribute directly to the customer and by-pass the Company as a distribution channel. A disruption in the Company's ability to obtain parts, components and supplies, for any reason, and without the ability to find alternative sources, would have an adverse impact on the Company's business.

o Depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole. The Company is dependent upon the level of activity in the aviation industry, including commercial and recreational flying, and flight training schools. Economic conditions in the aviation industry, as well as any downturn in economic conditions in general, and increases in fuel prices specifically, will have an adverse impact on the Company's future results.

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

o The ability to consummate suitable acquisitions and expand. An inability to expand through acquisitions or through other means of growth, including internationally, may have an adverse impact on the Company.

o The loss of the Company's facilities and distribution hub. The Company's distribution hub is located in Memphis and substantially all of its inventory is stored in contiguous warehouse space. Losing access or use of these facilities, through security concerns, natural disasters or damage to the buildings, would interrupt the Company's business and destroy or prevent the Company from accessing its inventory, which could significantly affect its business and operating results.

o The significant failure of computer systems or networks that disrupt business or operations. The Company's computer systems, internal and external networks, and suppliers are crucial to service customers and manage operations. Significant disruptions or malfunctions of its computer systems or networks could have a material adverse effect on its business and results of operations. The Company is in the late stages of installing a new suite of enterprise resource planning software using internal resources and consultants for implementation. Failure to achieve effective implementation could have a material adverse effect on its business and results of operations. Failure of implementation to achieve anticipated results could have a material adverse effect on sales, business operations and results of operations.

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

The factors noted above are not all inclusive. All of the factors should be considered carefully when reviewing the Company's current results and forward-looking statements. The Company undertakes no obligation to update any forward-looking statements or cautionary factors except as required by law.

Item 1B. Unresolved Staff Comments
----------------------------------

         None.


Item 2.   Properties
--------------------

         The Company leases all of its facilities, described below:

                                                                                      Square               Lease
Location                      Entity               Description                        Footage            Expiration
--------                      ------               -----------                        -------            ----------
Westport, CT                  First Aviation       Executive offices                    3,000               2007

Memphis, TN                   API                  Distribution/sales                 204,000               2013

Calgary, Canada               API Ltd.             Sales                                5,600               2009

Montreal, Canada              API Ltd.             Sales                                7,270               2008

Clark Field, Pampanga,
Philippines                   API Asia Pacific     Distribution/sales                  22,235               2010

St. Charles, IL               API                  Sales                                1,000               2006


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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         None.

Executive Officers of the Registrant
------------------------------------

     The Company's executive officers, their ages and backgrounds are as follows:


     Aaron P. Hollander, 49, co-founded and has served as Chairman of the Board of Directors of the Company since March 1995. In 1985, Mr. Hollander, along with Mr. Culver, co-founded First Equity Group Inc. ("First Equity Group"), and has served as its President and Co-Chief Executive Officer since that time. First Equity Group's ownership interests, in addition to the Company, include First Equity Development Inc., an aerospace investment and advisory firm, ("First Equity"), Skip Barber Racing School, LLC ("Skip Barber") and Imtek, Inc. ("Imtek"), a specialty marketing and fulfillment company. Mr. Hollander is a director and serves as the President and Chief Executive Officer of Skip Barber, and is the Chairman of the Board of Directors of Imtek


     Michael C. Culver, 55, has served as President and Chief Executive Officer of First Aviation since March 1995. Mr. Culver has also served as Chairman of API since 1997. In 1985, Mr. Culver co-founded First Equity Group Inc. ("First Equity Group"). First Equity Group's interests, in addition to the Company, include First Equity Development Inc., an aerospace investment and advisory firm, Skip Barber Racing School, LLC and Imtek, Inc. Mr. Culver serves on the Boards of Skip Barber Racing School, LLC and Imtek, Inc.

     Robert G. Costantini, 46, became First Aviation's Chief Financial Officer, Senior Vice President of Finance, and Corporate Secretary in October 2003. Prior to joining First Aviation, from 1999 to 2003, Mr. Costantini was Chief Financial Officer of FocusVision Worldwide, Inc., a technology company providing video transmission services. From 1986 to 1989 he was first Corporate Controller, and from 1989 to 1999 he was Vice President - Finance for M.T. Maritime Management Corp., a global maritime transportation company. Mr. Costantini started his career with Peat Marwick, Mitchell & Co. Mr. Costantini is a Certified Public Accountant, Certified Management Accountant, and a member of the bar of New York and Connecticut.

     Paul J. Fanelli, 44, became President and CEO of First Aviation's principal subsidiary Aerospace Products International Inc. on April 5, 2004. Mr. Fanelli was hired February 16, 2004 as Senior Vice President and Chief Operating Officer of API. From 2000 to 2003, Mr. Fanelli was President - Europe for Brightpoint, Inc., a distributor of wireless voice and data products and a supplier of outsourced services. Previously he was Chief Operating Officer from 1998 to 2000 for Brightpoint Europe, Middle East and Africa. Mr. Fanelli has worked for Ericsson Mobile Communications, Texas Instruments, ITT Avionics and started his career with Loral Electronics.

                                     PART II
                                     -------


Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

     Market Information. First Aviation's common stock trades on The NASDAQ Small Cap Market under the symbol FAVS. The table below sets forth the quarterly high and low sales prices for the First Aviation's common stock as reported by the NASDAQ Stock Market since February 1, 2004.



                    Year Ended                                                    Year Ended
                 January 31, 2006                                              January 31, 2005
----------------------------------------------------          ---------------------------------------------------
                           High            Low                                        High             Low
First Quarter              $4.70          $4.00               First Quarter           $4.80          $3.90
Second Quarter             $4.50          $3.71               Second Quarter          $5.00          $4.25
Third Quarter              $4.49          $3.65               Third Quarter           $4.72          $3.86
Fourth Quarter             $4.50          $3.71               Fourth Quarter          $4.60          $3.52

     Holders. As of April 27, 2006, there were 15 holders of record of First Aviation's common stock.

     Dividends. First Aviation did not pay a dividend in the fiscal years ended January 31, 2006 and 2005. In January 2003, First Aviation paid a special cash dividend of $1.00 per share. The total cash paid was $7.3 million. This is the only cash dividend or distribution paid on First Aviation's common stock since its inception. At this time, First Aviation anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. In addition, API's credit facility prohibits the payment of cash dividends from API to First Aviation without the lender's consent. Any payment of cash dividends in the future on the common stock will be dependent upon First Aviation's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it (as described above), and restrictions, if any, under any current or future debt obligations, as well as other factors that the Board of Directors deems relevant.

     Repurchases. In the fourth quarter of the fiscal year ended January 31, 2006, First Aviation did not purchase any shares of its Common Stock.

Item 6.  Selected Financial Data
--------------------------------

     The selected financial data set forth below should be read in conjunction with the "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.


                                                                        Year Ended January 31,
(Amounts in thousands, except per share amounts)        2006          2005         2004        2003         2002
                                                   ------------ -------------- ------------ ------------ ------------

Balance Sheet Summary:
Working capital                                    $   47,234    $   47,179    $   49,143   $   47,996  $   56,903

Total assets                                           73,348        65,199        64,982       65,041      80,544

Current obligations under capital leases and notes
payable                                                 1,125             -             -            4         180
Long-term debt and notes payable                       15,745        14,500        14,500       14,500      14,800
Other long-term liabilities                                 -         1,041         1,041        1,041       1,041
Total stockholders' equity                         $   36,452    $   34,634    $   36,565   $   36,094  $   49,018
Book value per share outstanding (1)               $     4.96    $     4.73    $     5.02   $     4.98  $     6.79
Cash dividends paid per share                               -             -             -   $     1.00           -
Common shares outstanding                               7,353         7,322         7,284        7,251       7,214

Results of Operations Summary (2):

Net sales                                          $  131,525    $  124,249    $  105,777   $  101,737  $  105,696
Gross profit                                           23,051        20,724        19,536       18,473      19,016

Income (loss) from operations                             746       (2,142)         (121)      (1,577)         227

Income (loss) before income taxes                       1,095       (2,108)          (14)      (1,413)         486
Provision (benefit) for income taxes                       71           121          (25)       1,786         (194)
                                                   ------------ -------------- ------------ ------------ ------------
Income (loss) from continuing operations before
     accounting change                                  1,024       (2,229)            11      (3,199)         292
Cumulative effect of change in accounting (3)               -             -             -      (2,735)           -
                                                   ------------ -------------- ------------ ------------ ------------
Net income (loss)                                  $    1,024    $  (2,229)    $       11    $ (5,934)   $   1,252
                                                   ============ ============== ============ ============ ============
Basic income (loss) per share from continuing      $     0.14    $   (0.31)    $     0.00    $  (0.44)   $    0.04
     operations

Basic net income (loss) per share                  $     0.14    $   (0.31)    $     0.00    $  (0.82)   $    0.17

Weighted average shares outstanding - basic             7,337         7,302         7,267        7,225       7,198
                                                   ------------ -------------- ------------ ------------ ------------
Income (loss) per share from continuing operations
     - assuming dilution                           $     0.14    $   (0.31)    $     0.00    $  (0.44)   $    0.04
Net income (loss) per share - assuming dilution    $     0.14    $   (0.31)    $     0.00    $  (0.82)   $    0.17
Weighted average shares outstanding - assuming
    dilution                                            7,341         7,302         7,282        7,225       7,209
                                                   ------------ -------------- ------------ ------------ ------------

Notes to Selected Financial Data

     (1) Book value per share outstanding is calculated by taking total stockholders' equity and dividing by common shares outstanding.

     (2) During the year ended January 31, 2003 the Company recorded a charge of $0.8 million to increase its allowance for doubtful trade receivables, recorded an income tax charge of $2.0 million to establish a valuation allowance against its deferred income tax assets, recorded a net charge of $2.7 million upon adoption of a new accounting principle related to goodwill, and paid a special cash dividend of $1.00 per share.

     (3) Goodwill was recognized upon First Aviation's acquisition of API's business in 1997 and upon the acquisition of Superior's distribution business in 2001. All goodwill recorded with these acquisitions was written off during the quarter ended April 30, 2002. Pursuant to FAS 142, goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and selected financial data of the Company included elsewhere in this Annual Report on Form 10-K.

General

     The Company is a leading supplier of products and services to the aerospace industry worldwide, including the provisioning and the supply of aircraft parts and components, and supply chain management services. The Company also builds custom hose assemblies, and performs overhaul and repair services for brakes and starters/generators.

     The Company recorded an increase in revenues for the year ended January 31, 2006, as the result of an improving market in some sectors, an expanded product line, and its ability to effectively compete. For the full year, increased gross profit margins and effective cost controls produced quarterly and full year profitability. Cash levels decreased primarily due to the inventory purchases to expand the product lines, expenditures for equipment and enterprise software, accelerated payments to obtain vendor price discounts, and repurchase of the Company's subsidiary preferred stock. The Company believes that its results show that it continues to take market share from its competitors, as it managed to grow and maintain profitability in difficult markets.

     Results for the three months ended January 31, 2006 produced the Company's second highest quarterly revenues for this year and record quarterly gross margin, while maintaining costs at prior year's levels.

     Recovery in the industry has been sporadic since 2001, and overall business activity in the aerospace industry continues to be influenced by several factors, including higher fuel prices. Although the extent and timing of further increases in market activity is uncertain, the Company continues to look for opportunities for new markets and revenues, increased margins, improved cost controls, and expanded service offerings.

Critical Accounting Policies

     The Company is required to provide additional disclosure and commentary on those accounting policies considered most critical. An accounting policy is deemed to be critical if it is important to the Company's financial condition and results, and requires judgment and estimates on the part of management in its application. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of judgments, estimates and assumptions to determine the measurement of revenues and expenses, and the realizable value of certain assets and liabilities. These estimates and assumptions are based upon information available at the time the estimates or assumptions are made. The estimates and assumptions could change significantly as conditions within and beyond management's control change. Therefore, actual results could differ significantly from the estimates. The most significant estimates made in preparing the Company's financial statements include revenue recognition, the determination of the allowance for doubtful trade receivables, the allowance for excess and obsolete inventories, deferred income tax asset valuations, and the valuation of goodwill. The following is a discussion of the critical accounting policies and the related judgments, estimates and assumptions utilized in preparing the Company's consolidated financial statements. A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

Revenue Recognition

     The Company's net sales consist of sales of services to the aviation industry, including parts and components supply services, supply chain management services, and component overhaul and repair services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when supply chain management services have been provided to the customer, or when overhauled and repaired items are completed and shipped back to the customer. Shipping and handling fees billed to customers are included in net sales. The terms and nature of supply chain management services are stipulated in a long-term contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide cost effective services to the customer. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customers' inventory, net sales generally are recognized as a fee based on the sales value of the product shipped through the Company's facilities, and not the sales value of the product itself. Alternatively, the Company, when providing services to handle customers' inventory without taking ownership, can take a fee based on the cost of providing services, and not on the sales value of the product.

Allowance for Doubtful Accounts

     The allowance for doubtful trade receivables is established based on estimates of the amount of uncollectible trade receivables, utilizing financial formulas based principally upon historical experience, the credit worthiness of the customer, the age of the account, the estimated risk that the account can be collected, and specific identification. Also, receivables arising from export activities may be supported by foreign credit insurance. Collection of trade receivables is affected by aviation industry and market trends, overall economic trends and conditions, and customers' credit issues and financial condition. Changes in any of these factors may have a significant negative impact upon the estimated allowance, and the Company's financial performance.

Allowance for Excess and Obsolete Inventories

     Inventories generally consist of aircraft parts and components, and are valued at the lower of cost or market, using the first-in, first-out method. Provisions are made in each period for the estimated effect of excess and obsolete inventories based upon financial formulas that take into account quantities, costs, the age of the inventory on hand, historical and projected sales, and other inventory movements, adjusted for known or estimated factors such as new product lines and product return allowances. During the three months ended July 31, 2004, as a result of normal review procedures, the Company adjusted the methodology for estimating the Allowance for Slow Moving and Obsolete Inventory that makes the estimate more objective, and efficient to calculate, by applying percentages based on historical experiences of inventory in various age classifications, and eliminating the practice of making adjustments based on historical and projected sales, or other inventory movements due to new product lines and product return allowances. As a result of this review, the company increased inventory reserves. Actual excess and obsolete inventories may differ significantly from such estimates, and such differences could have a significant negative impact on the estimated allowance, and the Company's financial performance.

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

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS No. 123(R) at the beginning of the first fiscal year beginning after June 15,

2005, and plans to adopt it effective February 1, 2006. The impact of adoption of Statement 123(R) on future periods cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the Stock-Based Compensation section of the Summary of Significant Accounting Policies Note 2. Statement 123(R) has alternative transitional methods for adoption and the Company has not determined which transitional alternative it will use.

Results of Operations

     The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent.


                                                                           Year Ended January 31,
                                                       -------------------- --------------------- --------------------
                                                               2006                 2005                  2004
                                                       -------------------- --------------------- --------------------
  Net sales                                                    100.0%               100.0%                100.0%
  Cost of sales                                                 82.5                 83.3                  81.5
                                                       -------------------- --------------------- --------------------
  Gross profit                                                  17.5                 16.7                  18.5
  Selling, general and administrative expenses                  15.1                 16.1                  16.1
  Corporate expenses                                             1.8                  2.4                   2.5
                                                       -------------------- --------------------- --------------------
  Income (loss) from operations                                  0.6                 (1.8)                 (0.1)
  Interest income                                                0.0                  0.1                   0.1
  Interest and other expense                                    (0.1)                 -                     -
  Other income                                                   0.3                  -                     -
                                                       -------------------- --------------------- --------------------
  Income (loss) before income taxes                              0.8                 (1.7)                  0.0
  (Provision) benefit for income taxes                           0.0                 (0.1)                  -
                                                       -------------------- --------------------- --------------------
  Net income (loss)                                              0.8%                (1.8)%                 0.0%
                                                       -------------------- --------------------- --------------------


Year ended January 31, 2006 compared to year ended January 31, 2005


Net sales

     Net sales for the year ended January 31, 2006 increased $7.3 million, or 5.9%, to $131.5 million from $124.2 million for the year ended January 31, 2005. The increase was largely due to increases in the Company's corporate aviation sector. The increase in sales occurred across all geographic regions with the most significant improvement in sales growth occurring in Asia at 26.9%, and Canada at 28.7%. European revenue growth, while positive, was relatively flat at 2.2% over the prior year. Sales to foreign customers during the year ended January 31, 2006 was approximately 25% of the total sales of the Company during that period.

     Freight revenue is a component of net sales and it represents freight billed to customers. Freight revenue declined for year ended January 31, 2006 by 6.9% to $2.0 million from $2.1 million for the prior year ended January 31, 2005. The decrease occurred in the first nine months of the year, while the fourth quarter ended January 31, 2006 exhibited a positive increase over the prior year quarter. The decline in the first nine months was due primarily to the continuance of customer incentive programs resulting from promotional activities and industry competition. These programs had an adverse effect on gross profit margin as explained below under the caption "Gross Profit".

Cost of sales

     Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales. Costs of sales for the year ended January 31, 2006 increased $5.0 million, or 4.8%, to $108.5 million from $103.5 million for the year ended January 31, 2005. The increase in cost of sales was due primarily to the corresponding increase in net sales of parts and components.

     As a percentage of net sales, cost of sales decreased for the twelve months ended January 31, 2006, to 82.5% from 83.3%, for the twelve month period ended January 31, 2005. The decrease in the percentage of cost of sales compared to net sales for the twelve months ended January 31, 2006, compared to the comparable twelve month 2005 period, was due to the reasons described in the section on net sales and the introduction of higher profit margin products to the product mix.


Gross profit

     Gross profit for the twelve months ended January 31, 2006 increased $2.3 million or 11.2% to $23.1 million, compared to gross profit for the twelve months ended January 31, 2005. Gross profit as a percentage of net sales also increased to 17.5% for the twelve month period ended January 31, 2006, from 16.7% for the comparable prior year twelve month period. Gross profit margin for the twelve month period increased compared to the comparable period of the prior year principally due to the introduction of higher profit margin products mentioned above under the caption "Cost of Sales", as well as an increase in gross profit margin due to strategic pricing strategies. The overall increase in gross profit margin compared to the prior year twelve months, was negatively impacted by an increase in net freight expense as described below.

     Gross profit is impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. The excess of freight expense versus freight billed to customers ("net freight expense") reduced gross profit by 5.7% for the twelve months ended January 31, 2006, and January 31, 2005.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the twelve months ended January 31, 2006 decreased slightly by $40,000 to $19.9 million compared to the expense incurred for the twelve months ended January 31, 2005. The decrease in costs in the current year were due to lower payroll expenses, travel costs, postage and other expenses partially offset by increases in contract labor for IT systems maintenance, higher depreciation charges due to IT upgrades, increased communication costs, and an increase in bad debt expense. Selling general and administrative expense as a percentage of revenues decreased to 15.1% for the current year twelve months versus 16.1% for the twelve months ended January 31, 2005.

Corporate Expenses

     Corporate expenses for the twelve months ended January 31, 2006 decreased $521,000, or 18.0%, to $2.4 million, from the $2.9 million incurred during the twelve months ended January 31, 2005. The decrease in corporate expenses in the current twelve month period resulted from substantially lower legal fees related to corporate governance regulations and a dissident shareholder's proxy contest incurred in the prior year period, the termination of First Equity Development's advisory agreement with the Company on January 31, 2005, and lower costs for other expenses partially offset by increases in salaries and related costs.

Interest income and interest and other expenses

     During the twelve months ended January 31, 2006, interest income from investing the Company's cash in short term investments, decreased by $19,000 to $47,000 over the comparable prior year period. The decrease in income was due to lower excess cash balances invested. Interest and other income (expense) resulted in expense of ($105,000) for the current year twelve months versus income of $10,000 in the prior year period due to an increase in interest expense of ($170,000) on borrowings, reduced by an increase in foreign exchange income of $56,000 versus the prior year.

Other Income

     In July 2005, the Company recorded income of $417,000 as the result of a $567,000 cash settlement of a distribution agreement contract dispute between API and a vendor. The settlement consisted of $417,000 in damages recorded in "Other Income" and $150,000 recorded as a reduction in inventory from the repurchase of inventory held by API.

Provision for Income Taxes

     The Company recorded a provision for income taxes related to foreign income tax expense estimates for operations in Canada and the Philippines, and federal taxes under Alternative Minimum Tax regulations. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded as it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company's effective tax rate for the period ended January 31, 2006 was 6.5% versus the 34.0% statutory rate due primarily to the net operating losses utilized.

Net Income (Loss) and Net Income (Loss) per Share

     The Company had net income of $1.0 million or $0.14 per share for the twelve months ended January 31, 2006, compared to a net loss of $2.2 million or $0.31 per share for the full year ended January 31, 2005. The significant improvement in operating results was due to the reasons described in the preceding sections.


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

     The reduction in cash for the year ended January 31, 2006 was principally the result of inventory purchases to expand the company's product line offerings, purchases of equipment and software, and the repurchase by API of subsidiary preferred stock. The Company believes it maintains a strong balance sheet.

     The Company's cash used in operations for the years ended January 31, 2006, 2005 and 2004 was $(8.8) million, $(1.5) million, and $(0.6) million, respectively. Cash used in operations for the year ended January 31, 2006 was impacted by increases in inventory due to a large purchase of inventory parts from a leading aircraft OEM, and additional inventory opportunity buys to secure price or volume discounts, and an increase in trade receivables offset by an increase in accounts payable. On September 20, 2005, API made an initial inventory purchase of approximately $7.1 million. The OEM vendor agreed to partially finance the purchase with two promissory notes from API of $2.5 million and $1.8 million, with the Company entering into a guarantee agreement to ensure payment by API. These promissory notes were subsequently amended. The amended promissory note for $1.6 million is for a term of 4 years, at 5.0% interest per annum. The amended promissory note for $1.4 million is a non-interest bearing short term note due within one year. The vendor financing promissory notes are subordinated to the Company's revolving line of credit. In addition, subsequent to the initial purchase and pursuant to a separate transaction with the same OEM, API made an additional purchase of $4.8 million of inventory to broaden the product line offering, pursuant to usual vendor terms. Cash used in investing activities for the years ended January 31, 2006, 2005 and 2004 was $(3.2) million, $(1.0) million, and $(0.4) million, respectively. Cash used in investing activities for these years was related to purchases of fixed assets and enterprise software in 2006 and 2005. Cash provided by (used in) financing activities for the years ended January 31, 2006, 2005 and 2004 was $(1.1) million, nil, and $1, respectively. Cash used in financing activities for the year ended January 31, 2006 results from the repurchase of the preferred stock of API held by a third party, in the second quarter of the current year.

     First Aviation's aggregate cash used for capital expenditures for the years ended January 31, 2006, 2005 and 2004 was $3.2 million, $1.0 million, and $0.5 million, respectively. The increase in capital requirements in fiscal 2006 is the result of current upgrades to the Company's enterprise system and equipment to handle current requirements and support the Company's growth and expansion. For fiscal year 2007 the amount required for capital expenditures currently is expected to range between $1.5 million and $2.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings.

     Effective July 29, 2005 API entered into a new $20 million revolving line of credit facility which under certain conditions may be increased to $25 million, through a Commercial Revolving Loan and Security Agreement ("Agreement"). This Agreement which expires on September 1, 2007 replaces the Company's prior facility which was scheduled to expire July 1, 2006. Borrowings under this facility bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Facility, and First Aviation guarantees all borrowings under the Agreement. In October 2005, the line was increased to $25 million under provisions of the agreement as a result of a large inventory purchase made by the Company in September 2005. At January 31, 2006, borrowings under the facility totaled $14.5 million, at an interest rate of approximately 5.8%. Of the $14.5 million, $0.5 million represented a draw on the Facility just prior to January 31, 2006. The Company would regularly draw down on the Facility just prior to quarter end and year end, hold the cash, and then repay the amount drawn shortly thereafter. The purpose was to show cash availability for potential acquisitions or other investment oppurtunities. The Company is currently using the Facility more for inventory investment and working capital requirements. This represents a more frequent use of the line that will increase borrowing costs. Approximately $8.9 million was available under the facility at January 31, 2006. The new facility extended the maturity to September 1, 2007, therefore, borrowings under the facility are classified as long term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

     Based upon current and anticipated levels of operations, the Company believes that its cash on hand and cash flow from operations, combined with borrowings available under its line of credit, will be sufficient to meet its current and anticipated cash operating requirements through the year ending January 31, 2007, including scheduled interest payments, working capital needs, and capital expenditures.

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

Contractual Obligations

     The following table sets forth the Company's contractual obligations as of January 31, 2006:


                                                                         Payments due by period
                                                                  Less than        1-3          3-5      More than
(Amounts in thousands)                                 Total        1 year        years        years      5 years
                                                    ------------ ------------- ----------- ----------- --------------
Long-Term Debt Obligations (1)                      $   14,500   $        -     $  14,500    $      -    $      -
Notes Payable (2)                                        2,553        1,199         1,354           -           -
Operating Lease Obligations (3)                          4,463        1,055         1,443       1,049         916
Purchase Obligations (4)                                16,480       16,480             -           -           -

Total                                               $   37,996   $   18,734     $  17,297    $  1,049    $    916


Notes to Contractual Obligations Data:

     (1) Long-term debt consists of API's revolving line of credit through a Commercial Revolving Loan and Security Agreement as described in Liquidity and Capital Resources, above.

     (2) Notes Payable consists of vendor financing principal and interest for inventory purchases as described in the footnotes to the consolidated financial statements of the Company.

     (3) Operating leases includes minimum rental payments under non-cancelable leases of one year or longer.

     (4) Purchase obligations represent cancelable open purchase orders in the normal course of business for parts inventory. Although such open purchase orders are generally cancelable, the Company intends to execute substantially all of them.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks
----------------------------------------------------------------------

     The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at January 31, 2006, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $211,000 in the net liability position of financial instruments at January 31, 2006. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in a increase of approximately $258,000 in the net liability position of financial instruments at January 31, 2006. During the twelve months ended January 31, 2006 the Company experienced a comprehensive gain of $126,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar. The Company did not experience any significant changes in market risk during the twelve months ended January 31, 2006. Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.


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


Item 9A.   Controls and Procedures
----------------------------------

     The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2006. Based on their evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2006.

     There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-l5(f) and 15d-l5(f) under the Exchange Act) that occurred during the Company's fourth fiscal quarter of the fiscal year ended January 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


Item 12.   Security Ownership of Certain Beneficial Owners and Management and
-----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

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


Item 14.   Principal Accountant Fees and Services
-------------------------------------------------

     The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV
                                     -------


Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(a) Documents filed as part of this report:

     (1) Financial Statements: See Index to Consolidated Financial Statements, which appears on Page F-1 hereof.
     (2) Financial Statement Schedule II - Valuation and Qualifying Accounts, which appears on Page F-19 hereof. (All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.)
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


10.21 * Amendment No. 3 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (No. 0-21995), and incorporated herein by reference).

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

10.31 *   Compensation Arrangements with Certain Executive Officers (filed as
          Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference)

10.32 * Compensation of Non-Employee Directors (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference)

10.33 Description of Amendment to letter regarding pursuit of Acquisition Opportunities (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference)

10.34 * Compensation for Services of the Board of Directors of First Aviation Services Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2005. (No. 0-21995), and incorporated herein by reference).

10.35 Preferred Stock Purchase Agreement, dated as of June 20, 2005, between Signature Combs, Inc. (f/k/a AMR Combs, Inc.) and Aerospace Products International, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2005 (No. 0-21995), and incorporated herein by reference).

10.36     Amended  and  Restated   Commercial   Revolving   Loan  and  Security
          Agreement, dated as of July 29, 2005, entered into by Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc. and Hudson United Bank (filed as Exhibit
          10.1 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.37 Amended and Restated Guaranty, dated as of July 29, 2005, entered into by First Aviation Services, Inc. (on behalf of Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc.) and Hudson United Bank (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 29, 2005
          (No. 0-21995),  and incorporated  herein by reference).

10.38 * Compensation for Aaron P. Hollander (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 (No. 0-21995), and incorporated herein by reference).

10.39 * Compensation arrangements with other executive officers (effective as of February 1, 2006).

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

Date: May 1, 2006

                              FIRST AVIATION SERVICES INC.



                              By:  /s/ Robert G. Costantini
                                   ------------------------
                                   Robert G. Costantini
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


Signature                Title                                      Date
---------                -----                                      ----



/s/ Aaron P. Hollander    Chairman of the Board                     May 1, 2006
------------------------
Aaron P. Hollander



/s/ Michael C. Culver     Chief Executive Officer and               May 1, 2006
------------------------
Michael C. Culver         Director (Principal Executive Officer)



/s/ Stanley J. Hill       Director                                  May 1, 2006
------------------------
Stanley J. Hill




/s/ Robert L. Kirk        Director                                  May 1, 2006
------------------------
Robert L. Kirk



/s/ Joseph J. Lhota       Director                                  May 1, 2006
------------------------
Joseph J. Lhota

                          First Aviation Services Inc.

                        Consolidated Financial Statements

               For the years ended January 31, 2006, 2005 and 2004




                   Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.....................F2

Consolidated Financial Statements:

Consolidated Balance Sheets.................................................F3
Consolidated Statements of Operations.......................................F4
Consolidated Statements of Stockholders' Equity.............................F5
Consolidated Statements of Cash Flows.......................................F6
Notes to Consolidated Financial Statements..............................F7-F18

Schedule II - Valuation and Qualifying Accounts............................F19








                                       F1

             Report of Independent Registered Public Accounting Firm





The Board of Directors and Stockholders
First Aviation Services Inc.


We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/  Ernst & Young LLP



Stamford, Connecticut
April 21, 2006



                                       F2

                          First Aviation Services Inc.

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                            January 31,
Assets                                                  2006           2005
                                                   -------------  --------------
Current assets:
     Cash and cash equivalents                          $ 9,488        $ 22,584
     Trade receivables, net                              18,737          14,563
     Inventories, net                                    38,809          24,156
     Prepaid expenses and other                           1,351             900
                                                   -------------  --------------

Total current assets                                     68,385          62,203

Plant and equipment, net                                  4,963           2,996
                                                   -------------  --------------

Total Assets                                           $ 73,348        $ 65,199
                                                   =============  ==============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                  $ 15,441        $ 10,495
     Accrued compensation and related expenses            1,823           1,205
     Other accrued liabilities                            1,750           2,424
     Notes payable                                        1,125               -
     Income taxes payable                                 1,012             900
                                                   -------------  --------------

Total current liabilities                                21,151          15,024

Long-term debt                                           14,500          14,500
Notes payable, less current portion                       1,245
Minority interest in subsidiary                               -           1,041
                                                   -------------  --------------

Total liabilities                                        36,896          30,565

Stockholders' equity
     Common stock, $0.01 par value, 25,000,000
        shares authorized, 9,135,699
        shares issued                                        91              91
     Additional paid-in capital                          38,799          38,318
     Retained earnings                                    6,349           5,325
    Accumulated other comprehensive income                  500             374
                                                   -------------  --------------
                                                         45,739          44,108
     Less:  Treasury stock, at cost, 1,782,449
        and 1,814,191 shares, respectively               (9,287)         (9,474)
                                                   -------------  --------------
     Total stockholders' equity                          36,452          34,634
                                                   -------------  --------------

Total liabilities and stockholders' equity             $ 73,348        $ 65,199
                                                   =============  ==============


See accompanying notes.


                                       F3


                          First Aviation Services Inc.

                      Consolidated Statements of Operations
               (in thousands, except share and per share amounts)



                                                                            Year ended January 31,
                                                                ----------------------------------------------
                                                                    2006            2005            2004
                                                                --------------  --------------  --------------
Net sales                                                           $ 131,525       $ 124,249       $ 105,777
Cost of sales                                                         108,474         103,525          86,241
                                                                --------------  --------------  --------------
Gross profit                                                           23,051          20,724          19,536

Selling, general and administrative expenses                           19,933          19,973          17,032
Corporate expenses                                                      2,372           2,893           2,625
                                                                --------------  --------------  --------------
Income (Loss) from operations                                             746          (2,142)           (121)
Interest income                                                            47              66             154
Net interest income (expense) and other                                  (105)             10              (5)
Other income                                                              417               -               -
Minority interest in subsidiary                                           (10)            (42)            (42)
                                                                --------------  --------------  --------------
Income (Loss) before income taxes                                       1,095          (2,108)            (14)
(Provision) benefit for income taxes                                      (71)           (121)             25
                                                                --------------  --------------  --------------
Net income (loss)                                                     $ 1,024        $ (2,229)           $ 11
                                                                ==============  ==============  ==============

Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Basic net income (loss) per  share                                     $ 0.14         $ (0.31)            $ -
                                                                --------------  --------------  --------------

Net income (loss) per  share - assuming dilution                       $ 0.14         $ (0.31)            $ -
                                                                ==============  ==============  ==============

Weighted average shares outstanding - basic                         7,336,925       7,301,751       7,267,368
                                                                ==============  ==============  ==============

Weighted average shares outstanding - assuming dilution             7,341,007       7,301,751       7,281,598
                                                                ==============  ==============  ==============


See accompanying notes.


                                       F4



                          First Aviation Services Inc.

                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                          Common Stock                            Accumulated
                                      -------------------  Additional               Other
As of January 31, 2006                   Number             Paid-in    Retained  Comprehensive             Treasury
                                       of Shares  Amount    Capital    Earnings  Income (Loss)  Sub-Total   Stock        Total
                                      ----------- -------  ----------- ---------  -----------  ---------- -----------  ----------
Balances at January 31, 2003           7,250,710  $ 91    $ 38,445     $ 7,543       $ (96)    $ 45,983    $ (9,889)    $ 36,094
                                      ----------- -------  ----------- ---------  -----------  ---------- -----------  ----------

Shares issued under qualified plans
    and to directors                      33,383     -         (70)          -           -          (70)        196          126
Other comprehensive income                     -     -           -           -         334          334           -          334
    Net Income                                 -     -           -          11           -           11           -           11
                                      ----------- -------  ----------- ---------  -----------  ---------- -----------  ----------

Balances at January 31, 2004           7,284,093  $ 91    $ 38,375     $ 7,554       $ 238     $ 46,258    $ (9,693)    $ 36,565
                                      ----------- -------  ----------- ---------  -----------  ---------- -----------  ----------

Shares issued under qualified plans       37,415     -         (57)          -           -          (57)        219          162
    and to directors
Other comprehensive income                     -     -           -           -         136          136           -          136
    Net Loss                                   -     -           -      (2,229)          -       (2,229)          -       (2,229)
                                      ----------- -------  ----------- ---------  -----------  ---------- -----------  ----------

Balances at January 31, 2005           7,321,508  $ 91    $ 38,318     $ 5,325       $ 374     $ 44,108    $ (9,474)    $ 34,634
                                      =========== =======  =========== =========  ===========  ========== ===========  ==========

Shares issued under qualified plans
    and to directors                      31,742     -         (60)          -           -          (60)        187          127
Repurchase of preferred stock
    of subsidiary                              -     -         541           -           -          541           -          541
Other comprehensive income                     -     -           -           -         126          126           -          126
    Net Income                                 -     -           -       1,024           -        1,024           -        1,024
                                      ----------- -------  ----------- ---------  -----------  ---------- -----------  ----------

Balances at January 31, 2006           7,353,250  $ 91    $ 38,799     $ 6,349       $ 500     $ 45,739    $ (9,287)    $ 36,452
                                      =========== =======  =========== =========  ===========  ========== ===========  ==========

See accompanying notes.

                                       F5


                          First Aviation Services Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                      Year ended January 31,
                                                                           -----------------------------------------------
                                                                               2006            2005             2004
                                                                           --------------  --------------  ---------------
Cash flows from operating activities
Net income (loss)                                                                $ 1,024        $ (2,229)            $ 11

Adjustments to reconcile net income (loss) to net cash from
     operating activities - non cash expense (income):
     Depreciation and amortization                                                 1,255           1,011            1,101
     Compensation paid through issuance of stock                                     127             162              121
(Increase) decrease in working capital assets:
          Trade receivables                                                       (4,049)           (990)             416
          Inventories                                                            (11,596)         (1,717)          (1,561)
          Prepaid expenses and other assets                                         (444)            150               10
Increase (decrease) in working capital liabilities:
          Accounts payable                                                         4,917             930             (775)
          Other accrued liabilities                                                 (165)          1,206              188
          Income taxes payable                                                       110             (32)             (70)
                                                                           --------------  --------------  ---------------
Net cash used in operating activities                                             (8,821)         (1,509)            (559)

Cash flows from investing activities
Purchases of plant and equipment and other assets                                 (3,208)         (1,039)            (484)
Proceeds from disposals of plant and equipment and other assets                        -               3               70
                                                                           --------------  --------------  ---------------
Net cash used in investing activities                                             (3,208)         (1,036)            (414)

Cash flows from financing activities
Borrowings on revolving line of credit                                            46,400          56,150           58,000
Repayments on revolving line of credit and capital lease obligations             (46,400)        (56,150)         (58,004)
Repayments on notes payable                                                         (600)              -                -
Repurchase of Minority Interest in Subsidiary                                       (500)              -                -
Repurchases of common stock for treasury and other                                     -               -                5
                                                                           --------------  --------------  ---------------
Net cash provided by (used in) financing activities                               (1,100)              -                1

Effect of exchange rate changes on cash and cash equivalents                          33             (15)             103
                                                                           --------------  --------------  ---------------
Net change in cash and cash equivalents                                        $ (13,096)       $ (2,560)          $ (869)
Cash and cash equivalents at the beginning of the year                            22,584          25,144           26,013
                                                                           --------------  --------------  ---------------
Cash and cash equivalents at the end of the year                                 $ 9,488        $ 22,584         $ 25,144
                                                                           ==============  ==============  ===============

Supplemental cash flow disclosures
Cash paid for:
     Interest                                                                      $ 218            $ 46             $ 61
                                                                           ==============  ==============  ===============
     Income taxes paid, net                                                         $ 59           $ 145            $ 124
                                                                           ==============  ==============  ===============


See accompanying notes.


                                       F6

                          First Aviation Services Inc.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

1.   Business and Basis of Presentation

First Aviation Services Inc. ("First Aviation"), through its wholly-owned subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. ("API Ltd."), API Asia Pacific, Inc. ("API Asia Pacific"), and API China, Inc. ("API China"), (collectively the "Company"), is one of the leading suppliers of products and services to the aerospace industry worldwide, including the provisioning of aircraft parts and components, and supply chain management services. The Company also performs overhaul and repair services for brakes and starter/generators, and builds custom hose assemblies. The Company has its headquarters in Westport, Connecticut.

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

Net Sales, Cost of Sales, and Trade Receivables

The Company's net sales consist of sales of services to the aviation industry, including parts and components suppply services, supply chain management services, and component overhaul and repair services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when overhaul and repair services are completed and the item is shipped back to the customer, or when supply chain management services have been provided to the customer. Shipping and handling fees billed to customers are included in net sales. The terms and nature of supply chain management services provided are stipulated in a long-term contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide cost effective services to the customer. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customers' inventory, net sales generally are recognized as a fee based on the sales value of the product shipped through the Company's facilities, and not the sales value of the product itself. Alternatively, the Company, when providing services to handle customers' inventory without taking ownership, can take a fee based on the cost of providing services, and not on the sales value of the product.

Cost of sales consists of costs of inventory sold, costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales. API has five suppliers from whom approximately 38%, 40%, and 45% of it's total purchases were made during the years ended January 31, 2006, 2005, and 2004, respectively.


                                       F7

Sales to unaffiliated foreign customers were approximately 25%, 22% and 22% of net sales for the years ended January 31, 2006, 2005 and 2004, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America, and Europe.

The Company provides credit in the form of trade accounts receivable to its customers. The Company generally does not require collateral to support domestic customer receivables. Receivables arising from export activities may be supported by foreign credit insurance. The Company performs ongoing credit evaluations of its customers and maintains allowances that management believes are adequate for potential credit losses. The allowance for doubtful accounts was $596 and $806, at January 31, 2006 and 2005, respectively.

Shipping and Handling Revenues and Costs

Fees billed to customers associated with shipping and handling activities are classified as revenue, and costs associated with shipping and handling, are classified as part of cost of sales.

Stock Based Compensation and Stock Options Issued to Employees

The Company's non-employee directors receive a portion of their annual compensation in the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. The Company's non-employee directors receive compensation in cash for committee meetings and special board meetings, excluding the four regularly scheduled board meetings and the annual shareholders' meeting that are paid for in stock as part of their annual compensation.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the years ending January 31, 2006, 2005 and 2004 since all grants were issued at the fair market value of the Company's common stock at the date of grant.

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








                                       F8

The fair value of each option issued was estimated at the date of grant using the following assumptions for the years ended January 31:


                                 2006              2005             2004
                            ----------------  ---------------- ---------------

Expected dividend yield         0.0%               0.0%             0.0%

Risk-free interest rate         4.3%               3.6%             1.9%

Expected volatility            31.0%              32.3%            37.8%

Expected life of option         5.0 years          5.0 years        5.0 years

Weighted-average fair value
   of options granted during
   the year                   $ 1.40            $  1.55          $  1.15

Using the above noted assumptions and the weighted-average fair value of each option granted, the following shows the Company's results if the fair value of options issued had been recorded as an expense.


                                         2006           2005            2004
                                     ------------   ------------   -------------

Net income (loss) as reported        $    1,024     $  (2,229)     $      11

Pro forma net compensation expense
 for issuance of stock options               13            57             42
                                     ------------   ------------   -------------

Pro forma net income (loss)          $    1,011     $  (2,286)     $     (31)
                                     ============   ============   =============

Basic net income (loss) per share,
 and net income (loss) per share
 - assuming dilution as reported     $     0.14     $   (0.31)     $   (0.00)
                                     ============   ============   =============

Pro forma basic net income (loss)
 per share, and net income (loss)
 per share - assuming dilution       $     0.14     $    (0.31)    $   (0.00)
                                     ============   ============   =============

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS No. 123(R) at the beginning of the first fiscal year beginning after June 15, 2005, and plans to adopt it effective February 1, 2006. The impact of adoption of Statement 123(R) on future periods cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the table above. Statement 123(R) has alternative transitional methods for adoption and the Company has not determined which transitional alternative it will use.

Cash and Cash Equivalents

Cash and cash equivalents at any time may consist of a combination of demand deposits, money market or short-term, high-grade bond funds and short-term certificates of deposit purchased with original maturities of less than three months.



                                       F9

Inventories

Inventories generally consist of aircraft parts and components and are stated at the lower of cost or market, using the first-in, first-out method. Provisions are made in each period for the estimated effect of obsolete and slow moving inventories. During the three months ended July 31, 2004, as a result of normal review procedures, the Company adjusted the methodology for estimating the Allowance for Slow Moving and Obsolete Inventory that makes the estimate more objective, and efficient to calculate, by applying percentages based on historical experiences of inventory in various age classifications, and eliminating the practice of making adjustments based on historical and projected sales, or other inventory movements due to new product lines and product returns and allowances. Actual obsolete and slow moving inventories may differ significantly from such estimates, and such differences could be material to the financial statements. The allowance for obsolete and slow moving inventory was $1,709 and $1,656, at January 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

The carrying values of current assets and liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amount of the Company's borrowings under its revolving credit agreements approximates fair value, as these obligations have interest rates which vary in conjunction with current market conditions. The carrying amount of the minority interest in subsidiary at January 31, 2005 represented API preferred stock, at face value, prior to repurchase by API pursuant to an agreement dated June 20, 2005 (See Note 6).

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

Long-Lived Assets

During the year ended January 31, 2003, the Company adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under FAS 144, an impairment loss must be recognized when the carrying amount of a long-lived asset exceeds its fair value. In the event that the carrying amounts of long-lived assets may be impaired, an assessment of recoverability must be performed. The assessment process consists of comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required. If this review process indicates that the asset will not be recoverable, the carrying value of the asset must be reduced to its estimated realizable value. The adoption of FAS 144 had no effect on the consolidated financial position of the Company. No asset impairments were recorded during the years ended January 31, 2006, 2005 and 2004.

Principal Suppliers

API has five suppliers of parts and components from which approximately 38%, 40% and 45% of its total purchases were made during the years ended January 31, 2006, 2005 and 2004, respectively. Accounts payable to these vendors totaled $4,279 and $1,803 at January 31, 2006 and 2005, respectively. An inability to maintain timely access to parts and components from these vendors on commercially reasonable terms would have a material adverse effect on the Company's consolidated business, financial condition and results of operations.

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



                                      F10

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) arose from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The increase in other comprehensive income during the years ended January 31, 2006, 2005, respectively, was due to an increase in the value of the Canadian dollar relative to the U.S. dollar. Comprehensive income (loss) for the years ended January 31, 2006, 2005 and 2004, respectively, was as follows:


                                            2006          2005          2004
                                         ------------  ------------ ------------

Net income (loss) as reported            $   1,024     $  (2,229)   $       11

Net impact of foreign currency
  translation adjustments - gain               126           136           334
                                         ------------  ------------ ------------

Comprehensive income (loss)              $   1,150     $  (2,093)   $      345
                                         ============  ============ ============


3.   Plant and Equipment

Plant and equipment consist of the following:
                                                          January 31,
                                                     2006            2005
                                                 -----------      -----------
Machinery and equipment                           $    2,488       $    2,183
Buildings and leasehold improvements                   1,242            1,239
Computer equipment, software, office furniture,
     fixtures and other office equipment               8,965            6,628
Construction-in-process                                1,085              508
                                                 -----------      -----------
                                                      13,780           10,558

Less:  accumulated depreciation                       (8,817)          (7,562)
                                                 -----------      -----------
                                                  $    4,963       $    2,996
                                                 ===========      ===========

4.   Long-Term Debt

                                                          January 31,
                                                     2006            2005
                                                 -----------      -----------

Long-term debt - revolving line of credit         $   14,500       $   14,500
                                                 ===========      ===========


On July 29, 2005, Aerospace Products International Inc., (the "Borrower") a direct wholly-owned subsidiary of First Aviation Services Inc. (the "Guarantor") entered into a Commercial Revolving Loan and Security Agreement (the " Agreement") and Guaranty Agreement (the "Guaranty") by and among the Borrower, Guarantor and Hudson United Bank (the "Lender").

The facility created by the Agreement replaces the Borrower's previously existing, $20 million revolving credit facility scheduled to expire July 31, 2006. The Agreement has a commitment expiration date of September 1, 2007. The Guaranty replaces the previously existing guaranty agreement that existed on the previous credit facility.

The Agreement provides a 25 month senior revolving credit facility (the "Facility I") to the Borrower in the amount of $20 million, subject to terms and conditions set forth in the Agreement. The facility may be increased by $5 million to $25 million should the Company make an acquisition of assets of another company, subject to the Lender's approval. In October 2005, the lender approved the increase in the facility to $25 million after the Company made a

                                      F11
large initial inventory purchase in September 2005 from a leading aircraft OEM. The proceeds of any loans made under the Agreement will be used for working capital purposes in the ordinary course of business of the Borrower.

The Agreement also provides for a one-time advance (the "Facility II") in an amount up to $3 million, subject to borrowing availability. The Facility II advance is repaid over 60 months at a fixed rate determined at the time of the drawdown of the advance, with the portion of the advance to be repaid within one year reported in current liabilities on the balance sheet. There are no outstanding amounts under Facility II at January 31, 2006.

Borrowings under Facility I bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Agreement, and First Aviation guarantees all borrowings under the Agreement. At January 31, 2006, borrowings under the facility totaled $14.5 million, at an interest rate of approximately 5.8%. Approximately $8.9 million was available under the facility at January 31, 2006.

5.   Notes Payable

                                                      January 31,
                                                2006                 2005
                                        ---------------       ---------------
Notes Payable                           $         2,370       $             -
                                        ===============       ===============
Less : Current Portion                           (1,125)                    -
                                        ================      ===============
Long-term portion of notes payable      $         1,245       $             -
                                        ===============       ===============


API entered into an initial parts purchase agreement on September 20, 2005 with a leading aircraft original equipment manufacturer ("OEM") to purchase $8.3 million of inventory, including a long-term agreement to sell parts. API received approximately $7.1 million of this inventory, and the original agreement was subsequently amended to reflect the actual amount of inventory received. The OEM vendor agreed to partially finance the purchase with two promissory notes from API of $2.5 million and $1.8 million, with the Company entering into a guarantee agreement to ensure payment by API. These promissory notes were also subsequently amended to reflect the lower amount of inventory actually received. The amended promissory note for $1.6 million is for a term of 4 years, at 5.0% interest per annum. The amended promissory note for $1.4 million is a non-interest bearing short-term note due within one year. The vendor financing promissory notes are subordinated to the Company's revolving line of credit. The Company purchased an additional $4.8 million of inventory from the OEM in October of 2005. This additional purchase and subsequent purchases from this OEM were on standard vendor terms. Future principal payments on the notes are $1,073, $340, $511, and $446 for the years ended January 31, 2007, 2008, 2009, and 2010, respectively.


6.   Stockholders' Equity

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. With certain limitations, the plan allows for eligible employees to purchase stock through payroll deductions at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. The Company issued 5,249 and 2,682 shares from treasury stock to employees under the ESPP during the years ended January 31, 2006 and 2005, respectively. At January 31, 2006, 179,914 shares were available for purchase under the ESPP.

The Company also has a Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock grants and stock purchase rights. The Company's shareholders voted at the 2003 annual meeting to approve the increase in the number of shares available under the Plan. On September 12, 2003, the Company filed a registration statement on Form S-8 to register 200,000 additional shares of common stock, for issuance pursuant to awards under the Plan. Subsequently, a


                                      F12
total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. Only employee stock options and shares issued to directors have been issued under the Plan.

All of the stock options vest ratably over two to five-year periods, beginning one year after the date of the grant, and expire ten years after issuance. Since the exercise price of all of the options granted during the years ended January 31, 2006, 2005 and 2004 was at or above the fair market value per share of the Company's common stock at the dates of grant, no compensation expense relating to stock options was recorded. At January 31, 2006, options for 206,350 shares (after forfeitures) had been issued under the Plan. The following table is a summary of activity related to stock options for the respective years ended January 31:


                                              2006                          2005                            2004
                                   ---------------------------    --------------------------    -----------------------------
                                                    Weighted-                     Weighted-                       Weighted-
                                      Number        Average         Number         Average         Number          Average
                                       Of           Exercise         Of           Exercise          Of            Exercise
                                     Options         Price         Options         Price          Options           Price
                                   -----------    ------------    ----------     -----------    ------------    -------------
Outstanding at
    beginning of year                 223,350     $    4.41         592,700      $    4.94         598,200      $    5.18

Granted                                10,000          4.00         101,100           4.49         115,000           3.21

Exercised                                   -             -               -              -               -              -

Forfeited                             (27,000)         4.54        (470,450)          5.09        (120,500)          4.49
                                   -----------    ------------    ----------     -----------    ------------    -------------

Outstanding at end of year            206,350     $    4.37         223,350      $    4.41         592,700      $    4.94
                                   ===========    ============    ==========     ===========    ============    =============

Exercisable at end of year            133,252     $    4.42          90,866      $    4.50         314,368      $    5.59
                                   ===========    ============    ==========     ===========    ============    =============



The following table is a summary of information about stock options outstanding at January 31, 2006:


                              Options Outstanding                                           Options Exercisable
---------------------------------------------------------------------------------    ----------------------------------
                                               Weighted-
    Range of               Number               Average             Weighted-                            Weighted-
    Exercise                 Of                Remaining             Average          Number of           Average
     Prices               Options          Contractual Life      Exercise Price        Options         Exercise Price
------------------    -----------------    ------------------    ----------------    -------------     ----------------
  $3.83 - 5.00             206,350             7.2 years        $      4.37             133,252       $       4.42
------------------    -----------------    ------------------    ----------------    -------------     ----------------


All of the Company's current directors elected to receive a portion of their compensation for the years ended January 31, 2006, 2005 and 2004 paid in the form of shares of the Company's common stock. The fair market value of the Company's common stock at the date of issuance was charged to expense with a corresponding decrease to treasury stock and additional paid-in capital. Such compensation expense totaled $108, $153 and $121, and the number of shares issued was 26,493, 34,733 and 32,100 for the years ended January 31, 2006, 2005 and 2004, respectively. A total of 178,630 shares have been issued to directors under the Plan.

At January 31, 2006, 654,220 shares were available to be issued under the Plan.

In a series of authorizations commencing November 3, 1999, the Company's Board of Directors authorized a repurchase program of up to 2,118,817 shares of the Company's common stock. The repurchases have been funded from a portion of the proceeds from the sale of its previously owned subsidiary National Airmotive Corp., and were made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prices prevailing at the time of the repurchase. The aggregate share repurchases since the repurchase program began totaled 2,024,498 shares through January 31, 2002 at an aggregate cost of $10,708 or $5.29 per share. There have been no repurchases since that time. Approximately 94,000 shares remain available for repurchase under this program.

                                      F13

In conjunction with the API acquisition, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total adjusted proceeds to the Company were $1,041. This transaction had been accounted for as minority interest in subsidiary in the accompanying consolidated balance sheets. Dividends were payable on a quarterly basis on the Preferred Stock at an annual rate of $4.00 per share; accordingly, dividends of $10, $42, and $42 were paid during each of the years ended January 31, 2006, 2005 and 2004, respectively, and have been reflected as minority interest in subsidiary in the accompanying consolidated statements of operations. Pursuant to an agreement dated June 20, 2005, API repurchased the outstanding shares of the Convertible Preferred Stock from Signature Combs, Inc. (f/k/a AMR Combs, Inc.) for an aggregate purchase price of $500. The difference between the repurchase price of the Preferred Stock and the book value of $541 was credited to Paid-in Capital in June 2005.

7.   Income Taxes

The provision (benefit) for income taxes on continuing operations is as follows:

                                           Year ended January 31,
                              -------------------------------------------------
                                  2006              2005             2004
                              --------------    --------------   --------------

  Current:
       Federal & Foreign      $       71        $      121       $       68
       State                           -                 -                -
                              --------------    --------------   --------------
                                      71               121               68

  Deferred:
       Federal                $        -        $        -       $      (93)
       State                           -                 -                -
                              --------------    --------------   --------------
                                       -                 -              (93)
                              --------------    --------------   --------------
  Total provision (benefit)   $       71        $      121       $      (25)
                              ==============    ==============   ==============

A reconciliation between the income tax provision (benefit) computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

                                                 Year ended January 31,
                                      ------------------------------------------
                                        2006            2005           2004
                                      ------------  -------------- -------------


Provision (benefit) at federal
 statutory rate                           34.0%          (34.0)%        (34.0)%
State tax (benefit), net of federal        -               -            (29.3)
Foreign tax provision, net of federal      4.7             3.8          314.1
Net operating loss utilized              (32.2)            -            -
Non-deductible items                       -               2.5          328.3
Prior year and other items                 1.4             5.0       (2,743.4)
Deferred tax valuation allowance          (1.4)           28.4        1,985.7
                                      ------------  -------------- -------------
                                           6.5%            5.7%        (178.6)%
                                      ============  ============== =============

Deferred tax assets result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:

                                                        January 31,
                                             --------------------------------
                                                  2006              2005
                                             --------------    --------------

Financial statement accruals not currently
  deductible for income tax purposes:
     Bad debt                                $     215         $     290
     Inventory reserve                             683               596
     Amortization of tax goodwill                  642               709
     Net operating loss carryforwards              764             1,087
     Other                                         333               187
                                             --------------------------------
                                                 2,637             2,869
Valuation allowance                          $  (2,637)        $  (2,869)
                                             --------------    --------------
Net deferred income tax assets               $       -         $       -
                                             ==============    ==============

                                      F14

For the fiscal year ended January 31, 2006, the Company recorded a net expense from income taxes of $71. The expense is $19 for federal due to federal alternative minimum tax and $52 of foreign income tax expense for operations in Canada. The effective rate of 6.5% for the year ended January 31, 2006 is the result of the federal and state tax benefits from the utilization of the Company's net operating loss carryforward offset by the federal alternative minimum tax. The Company decreased the valuation reserve for the year ended January 31, 2006 by $232, against deferred tax assets resulting from temporary differences. The Company has net operating loss carryforwards totaling approximately $1,756 for federal income tax purposes, and various state net operating loss carryforwards. The carryforwards expire between 2023 and 2025.

For the fiscal year ended January 31, 2005, the Company recorded a net expense from income taxes of $121. The expense is foreign income tax expense, for operations in Canada and the Philippines. The effective rate of 5.7% for the year ended January 31, 2005 is the result of the federal tax benefits, foreign taxes, state tax benefits and changes in the deferred tax valuation allowance. The Company also increased the valuation allowance for the year ended January 31, 2006, by $598, against deferred tax assets resulting from temporary differences.

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


8.   Employee Benefits Plan

API maintains a defined contribution savings plan, qualified under Section 401(k) of the Internal Revenue Code, that covers substantially all of its full-time employees. The savings plan allows employees to defer up to 15 percent of their salary, with the Company partially matching employee contributions. Employees vest in the Company contribution ratably over three years. The Company expensed $164, $206 and $167 related to the savings plan in the years ended January 31, 2006, 2005 and 2004, respectively. Employees do not have an option to invest in the Company's stock under the savings plan.


9.   Related Parties

The Company and First Equity Development Inc. ("First Equity") the wholly-owned subsidiary of First Equity Group, Inc., the majority stockholder of the Company, have an agreement relating to the allocation of potential investment and acquisition opportunities in the aerospace parts distribution and logistics businesses. The agreement was approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. First Equity Group, Inc. is beneficially owned by Mr. Aaron P. Hollander and Mr. Michael C. Culver, respectively Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the agreement, neither First Equity nor any of its majority-owned subsidiaries will consummate any acquisition of a majority interest in any aerospace parts distribution and logistics business anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the independent members of the Board of Directors of the Company. The agreement can be terminated by either party upon 30 days written notice to the other party. The agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from aerospace parts distribution or logistics, or to any advisory services performed by First Equity on behalf of third parties.

The Company and First Equity also had an advisory agreement terminated by First Equity on January 1, 2005. The advisory agreement had been approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. Pursuant to the terms of this agreement, First Equity provided the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement could be terminated by either party upon 30 days written notice to the other party. The Company paid First Equity a $30 monthly retainer, and

                                      F15
reimbursed First Equity for its out-of-pocket expenses. In addition, upon the successful completion of certain transactions, the Company would pay a fee to First Equity (the "Success Fee"). The amount of any Success Fee would be established by the independent members of the Board of Directors and would be dependent upon a variety of factors, including, but not limited to, the services provided and the size and the type of transaction. Up to one year's worth of retainer fees paid could be applied as a credit against any Success Fee, subject to certain limitations. During the three years ended January 31, 2006, 2005, and 2004, the Company paid First Equity retainer fees of $0, $360, and $360, respectively, and no Success Fee.

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

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $93, $84, and $80, for the years ended January 31, 2006, 2005, and 2004, respectively.

The Company and First Equity also share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. Some business development expenses, such as joint marketing expense and business organizational dues, are shared on an equal basis. Management believes this method of allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $52, $53, and $67 in 2006, 2005 and 2004, respectively.

In order to simplify the administration of payroll, certain employees of the Company who are authorized to perform services for both the Company and First Equity are paid through the payroll of First Equity. Employees of the Company who work exclusively for the Company by agreement are paid through the payroll of API, the Company's principal subsidiary.

The Company paid Imtek, an affiliate of First Equity, approximately $29 for printing, insertion, and mailing services, for the year ended January 31, 2004, and reimbursed Imtek for actual expenses incurred. These services were cancelled during the year ended January 31, 2004.

The Company paid Skip Barber Racing Inc., an affiliate of First Equity, during the year ended January 31, 2004, $22 to reimburse such affiliate for the use of the affiliate's in-house counsel, for services performed exclusively for the Company.


                                      F16

10.  Interest and Other Income (Expense)

The components relate to interest expense on external debt, realized and unrealized foreign exchange gain (loss) on Canadian dollar transactions by the Canadian operations, and other charges.

                                              Year ended January 31,
                           -----------------------------------------------------
                                  2006                2005             2004
                           -----------------  ------------------  --------------

  Interest expense         $       (234)      $        (64)       $        (67)
  Foreign exchange gain             130                 74                  98
  Other income (expense)             (1)                 -                 (36)
                           -----------------  ------------------  --------------

                           $       (105)      $         10        $         (5)
                           =================  ==================  ==============

11. Other Income

In July 2005, the Company received $567 in settlement of a distribution agreement contract dispute between API and a vendor. The settlement consisted of $417 in damages recorded in other income, and $150 recorded as a reduction in inventory from the repurchase of inventory held by API.

12.  Net Income (Loss) per Share

The following sets forth the denominator used in the computation of basic earnings per share and earnings per share - assuming dilution.

                                                    Years ended January 31,
                                           -------------------------------------
                                               2006          2005         2004
                                           -----------  ------------ -----------

   Denominator for basic net income (loss)
     per share - weighted average shares    7,336,925     7,301,751    7,267,368

   Effect of dilutive employee
     stock options                              4,082           N/A       14,230
                                           -----------  ------------ -----------

   Denominator for net income (loss)
     per share - assuming dilution
     - adjusted weighted average shares
     and assumed conversions                7,341,007     7,301,751    7,281,598
                                           ===========  ============ ===========

For the year ended January 31, 2005, the denominator used in the calculation of loss per share from continuing operations - assuming dilution, was the same as the denominator used for basic loss per share because the effect of options would have been anti-dilutive. The number of potential shares of common stock that were excluded from the computation of diluted earnings per share because their effect was anti-dilutive for the years ended January 31, 2005 was 8,072.

13.  Commitments and Contingencies

Commitments

The Company leases certain warehouse facilities, equipment and office space. Certain of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain leases also allow for cancellation of the lease upon payment of a penalty. Certain lease agreements also contain escalation clauses that are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of January 31, 2006 are as follows:

                Year ending January 31, 2007                    $ 1,055
                Year ending January 31, 2008                        824
                Year ending January 31, 2009                        619
                Year ending January 31, 2010                        573
                Year ending January 31, 2011                        476
                Thereafter                                          916
                                                            -------------------
                                                                $ 4,463
                                                            ===================

                                      F17

Rental expense under noncancelable operating leases amounted to $1,129, $1,148, and $1,031 for the years ended January 31, 2006, 2005 and 2004, respectively.

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

16.  Quarterly Financial Information (unaudited)


                                                      First           Second          Third          Fourth
                                                     Quarter          Quarter        Quarter         Quarter
                                                     -------          ------         -------         -------
Year ended January 31, 2006
Net sales                                           $    31,981      $  32,706       $  33,611      $  33,227

Gross profit                                              5,654          5,542           5,642          6,213

Net income (loss)                                           153            432              90            349

Basic and diluted net income (loss) per share       $      0.02      $    0.06       $    0.01      $    0.05


                                                      First           Second          Third          Fourth
                                                     Quarter          Quarter        Quarter         Quarter
                                                     -------          -------        -------         -------
Year ended January 31, 2005
Net sales                                           $    30,215      $  31,072       $  32,050      $  30,912

Gross profit                                              5,612          4,769           5,352          4,991

Net income (loss)                                         (410)          (833)           (130)          (856)

Basic and diluted net income (loss) per share       $    (0.06)      $  (0.11)       $  (0.02)      $  (0.12)



                                      F18

Schedule II - Valuation and Qualifying Accounts


           First Aviation Services Inc. and Consolidated Subsidiaries
                             (amounts in thousands)

                                             Balance at
                                            beginning of                                Balance as of
                                               period       Additions    Deductions     end of period
                                            ------------    ---------    ----------     --------------

Description:
Year ended January 31, 2004
   Allowance for doubtful accounts            $ 1,656         106         344 (a)         $ 1,418
Year ended January 31, 2005
   Allowance for doubtful accounts            $ 1,418         (79) (c)    533 (a)         $   806
Year ended January 31, 2006
   Allowance for doubtful accounts            $   806         179         389 (a)         $   596



Year ended January 31, 2004
   Slow moving and obsolete inventory         $   997          41         25 (b)          $ 1,013
Year ended January 31, 2005
   Slow moving and obsolete inventory         $ 1,013         754         111 (b)         $ 1,656
Year ended January 31, 2006
   Slow moving and obsolete inventory         $ 1,656         280         227 (b)         $ 1,709


(a) Write off of uncollectible accounts, net of recoveries.
(b) Write off of excess and obsolete inventory.
(c) Net reversal of excess reserve balance for doubtful accounts.



                                      F19

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


10.21 * Amendment No. 3 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (No. 0-21995), and incorporated herein by reference).

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

10.31 *   Compensation Arrangements with Certain Executive Officers (filed as
          Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference)

10.32 * Compensation of Non-Employee Directors (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference)

10.33 Description of Amendment to letter regarding pursuit of Acquisition Opportunities (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference)

10.34 * Compensation for Services of the Board of Directors of First Aviation Services Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2005 (No. 0-21995), and incorporated herein by reference).

10.35 Preferred Stock Purchase Agreement, dated as of June 20, 2005, between Signature Combs, Inc. (f/k/a AMR Combs, Inc.) and Aerospace Products International, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2005 (No. 0-21995), and incorporated herein by reference).

10.36     Amended  and  Restated   Commercial   Revolving   Loan  and  Security
          Agreement, dated as of July 29, 2005, entered into by Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc. and Hudson United Bank (filed as Exhibit
          10.1 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.37 Amended and Restated Guaranty, dated as of July 29, 2005, entered into by First Aviation Services, Inc. (on behalf of Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc.) and Hudson United Bank (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.38 * Compensation for Aaron P. Hollander (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 (No. 0-21995), and incorporated herein by reference).

10.39 * Compensation arrangements with other executive officers (effective as of February 1, 2006.

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