Form 10-Q
period 2006-04-30
FIRST AVIATION SERVICES INC
filed 2006-06-14
CIK 1025743

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2006
                                              --------------

                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to ____________

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

                                       N/A
        -----------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


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

  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The number of shares outstanding of the registrant's common stock as of June 1, 2006 is 7,357,726

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information
                         ------------------------------


Item 1.  Financial Statements  (Unaudited):

         Consolidated Condensed Balance Sheets.................................3
         Consolidated Condensed Statements of Operations.......................4
         Consolidated Condensed Statements of Cash Flows.......................5
         Notes to Consolidated Condensed Financial Statements...............6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................12-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks..........16

Item 4.  Controls and Procedures..............................................16



                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings....................................................17

Item 1A. Risk Factors.........................................................17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information ...................................................17

Item 6.  Exhibits ............................................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                 April 30,       January 31,
                                                                   2006             2006
                                                               -------------    -------------
                                                                (unaudited)          *
Assets
Current assets:
   Cash and cash equivalents                                   $      3,751     $      9,488
   Trade receivables, net of allowance for doubtful
    accounts of $631 and $596, respectively                          20,223           18,737
   Inventory, net of allowance for obsolete and slow
    moving inventory of $1,712 and $1,709, respectively              38,324           38,809
   Prepaid expenses and other                                         1,319            1,351
                                                               -------------    -------------

Total current assets                                                 63,617           68,385

Plant and equipment, net                                              5,434            4,963
                                                               -------------    -------------

Total assets                                                   $     69,051     $     73,348
                                                               =============    =============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                            $     12,574     $     15,441
   Accrued compensation and related expenses                          1,085            1,823
   Other accrued liabilities                                          1,609            1,750
   Notes payable                                                        804            1,125
   Income taxes payable                                               1,013            1,012
                                                               -------------    -------------
Total current liabilities                                            17,085           21,151
   Long-term debt                                                    14,500           14,500
   Notes payable, less current portion                                1,221            1,245
                                                               -------------    -------------
Total liabilities                                                    32,806           36,896

Stockholders' equity:

   Common stock, $0.01 par value, 25,000,000 shares
    authorized, 9,135,699 shares issued                                  91               91
   Additional paid-in capital                                        38,805           38,799
   Retained earnings                                                  6,083            6,349
   Accumulated other comprehensive income                               527              500
                                                               -------------    -------------
                                                                     45,506           45,739
   Less:  Treasury stock, at cost, 1,777,973 and
    1,782,449 shares, respectively                                   (9,261)          (9,287)
                                                               -------------    -------------

Total stockholders' equity                                           36,245           36,452
                                                               -------------    -------------

Total liabilities and stockholders' equity                     $     69,051     $     73,348
                                                               =============    =============

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2006.


                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)

                                                                     Three months ended
                                                                         April 30,
                                                                    2006             2005
                                                               -------------    -------------
Net sales                                                      $     29,242     $     31,981
Cost of sales                                                        23,515           26,327
                                                               -------------    -------------

Gross profit                                                          5,727            5,654
Selling, general and administrative expenses                          5,045            4,860
Corporate expenses                                                      619              604
                                                               -------------    -------------

Income from operations                                                   63              190
Net interest income (expense) and other                                (302)             (37)
Minority interest in subsidiary                                           -              (10)
                                                               -------------    -------------

Income (loss) before income taxes                                      (239)             143
Benefit (provision) for income taxes                                    (27)              10
                                                               -------------    -------------

Net income (loss)                                              $       (266)    $        153
                                                               =============    =============


Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Basic net income (loss) per share                              $      (0.04)    $       0.02
                                                               =============    =============

Net income (loss) per share - assuming dilution                $      (0.04)    $       0.02
                                                               =============    =============

Weighted average shares outstanding - basic                       7,353,250        7,324,551
                                                               =============    =============

Weighted average shares outstanding - assuming dilution           7,353,250        7,330,503
                                                               =============    =============

See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                     Three months ended
                                                                         April 30,
                                                                    2006             2005
                                                               -------------    -------------
Cash flows from operating activities
Net income (loss)                                              $       (266)    $        153
Adjustments to reconcile net income (loss) to net
 cash used in operating activities - non-cash charges:
   Depreciation and amortization                                        354              256
   Compensation paid through issuance of stock                           32               48
(Increase) decrease in current assets:
   Trade receivables                                                 (1,513)          (1,952)
   Inventory                                                            491             (908)
   Prepaid expenses and other                                           (21)             (39)
Increase (decrease) in current liabilities:
   Accounts payable                                                  (2,725)           1,120
   Accrued compensation and related expenses, and other
    accrued liabilities                                                (897)            (576)
   Income taxes payable                                                   -              106
                                                               -------------    -------------

Net cash used in operating activities                                (4,545)          (1,792)

Cash flows from investing activities
Purchases of plant and equipment                                       (823)            (192)
                                                               -------------    -------------

Net cash used in investing activities                                  (823)            (192)

Cash flows from financing activities
Borrowings on revolving line of credit                                  500           14,500
Repayments on revolving line of credit                                 (500)         (14,500)
Repayments on notes payable                                            (345)               -
                                                               -------------    -------------

Net cash used in financing activities                                  (345)               -
                                                               -------------    -------------

Net decrease in cash and cash equivalents                            (5,713)          (1,984)

Effect of exchange rates on cash                                        (24)             (15)

Cash and cash equivalents at beginning of period                      9,488           22,584
                                                               -------------    -------------

Cash and cash equivalents at end of period                     $      3,751     $     20,585
                                                               =============    =============

Supplemental cash flow disclosures:
   Interest paid                                               $        259     $         42
   Income taxes paid                                           $         26     $          -

See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
               (in thousands, except share and per share amounts)

                                 April 30, 2006

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. ("API Ltd."), API Asia Pacific Inc. ("API Asia Pacific"), and API China, Inc. ("API China") (collectively, the "Company"), is one of the leading suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses. The Company's principal executive offices are located at 15 Riverside Avenue, Westport, Connecticut 06880. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2006.


2.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the denominator used in the computation of net income
(loss) per share - assuming dilution:


                                                    Three months ended
                                                         April 30,
                                                    2006           2005
                                                ------------   ------------
   Denominator:
     Denominator for basic net income (loss)
      per share - weighted average shares         7,353,250      7,324,551

     Effect of dilutive employee stock options            -          5,952
                                                ------------   ------------

     Denominator for net income (loss) per
      share - assuming dilution, adjusted
      weighted average shares and assumed
      dilutions                                   7,353,250      7,330,503
                                                ============   ============

For the three months ended April 30, 2006, the denominator used in the calculation of loss per share - assuming dilution, was the same as the denominator used for basic loss per share because the effect of options would have been antidilutive. The number of potential shares of common stock that were excluded from the computation of diluted earnings per share because their effect was antidilutive for the three months ended April 30, 2006, were 3,810 shares.

3.  Stock Options Issued to Employees

The Company's non-employee directors receive a portion of their annual compensation in the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. The Company's non-employee directors receive compensation in cash for committee meetings and special board meetings, excluding the four regularly scheduled board meetings and the annual shareholders' meeting that is paid in stock as part of their annual compensation. For the three months ended April 30, 2006 and April 30, 2005, the Company issued 4,476 and 11,374 shares respectively, to directors in lieu of board fees.

The Company also has a Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock grants and stock purchase rights. The Company's shareholders voted at the 2003 annual meeting to approve the increase in the number of shares available under the Plan. On September 12, 2003, the Company filed a registration statement on Form S-8 to register 200,000 additional shares of common stock, for issuance pursuant to awards under the Plan. Subsequently, a total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. Only employee stock options and shares issued to directors have been issued under the Plan. At April 30, 2006, 654,220 shares were available to be issued under the Plan.

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. In December 2004, the FASB issued Statement No. 123 (Revised
2004), or Statement 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. The approach in Statement 123(R) is similar to the approach described in Statement 123; however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure, as allowed under Statement No. 123, is no longer an alternative.

The Company adopted FAS 123(R) on February 1, 2006. As required under FAS 123(R), the Company recognized a $14 expense in corporate expenses for options vested for the three month period ended April 30, 2006. The fair value of each option issued was estimated at the date of grant. There were no options issued for the three months ended April 30, 2006 and 2005. Prior to adoption of FAS 123(R), as permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the three months ending April 30, 2005 because all grants were issued at the fair market value of the Company's common stock at the date of grant.

The Company has elected the modified-prospective transition method as permitted by FAS 123(R) and, therefore, prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all new and unvested stock options that are expected to vest over the service period beginning on February 1, 2006. Under FAS 123(R) stock option expense is generally recognized on a straight line basis over the stated vesting period.

The impact of adopting FAS 123(R) increased the Company's basic net loss per share by $0.01.

The Company is required to disclose the fair value, as defined, of options granted to employees and the related compensation expense. The fair value of the stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Upon the adoption of FAS 123(R) the Company changed the accounting for forfeitures and estimates forfeitures when calculating the compensation expense. The forfeitures did not have a material impact on the estimated fair value of the stock options. Prior to the adoption of FAS 123(R), for purposes of pro-forma disclosures under FAS 123, the Company did not make an estimate of forfeitures, but instead subsequently reversed pro-forma compensation costs for forfeited awards when the awards were actually forfeited.

Using the assumptions under the Black-Scholes option-pricing model, and the weighted-average fair value of each option granted, the net income and earnings per share that would have been recorded if the estimated fair value of options granted had been recorded as an expense for the three months ended April 30, 2005, prior to adoption of FAS 123(R) on February 1, 2006, was:


Net income as reported                                   $      153

Pro forma compensation expense for issuance of
  stock options, net of tax effect                               13
                                                         ----------

Pro forma net income                                     $      140
                                                         ==========

Basic net income per share, and net income per
share - assuming dilution as reported
                                                         $      .02
                                                         ==========

Pro forma basic net income  per share, and net
income  per share - assuming dilution                    $      .02
                                                         ==========



All of the stock options vest ratably over two to five-year periods, beginning one year after the date of the grant, and expire ten years after issuance. At April 30, 2006, options for 206,350 shares (after forfeitures) had been issued under the Plan. The following table is a summary of activity related to stock options for the three month period ended April 30, 2006:

                                                     Weighted-
                                       Number         Average      Average
                                         Of          Exercise     Remaining
                                       Options         Price        Life
                                      ---------     -----------   ---------
Outstanding at February 1, 2006
                                        206,350     $      4.37   7.2 years
Granted                                       -               -           -

Exercised                                     -               -           -

Forfeited                                     -               -           -
                                      ---------     -----------
Outstanding at April 30, 2006           206,350     $      4.37   6.9 years
                                      =========     ===========
Exercisable at April 30, 2006           149,806     $      4.44
                                      =========     ===========

                                                     Weighted-
                                         Number       Average
                                          Of          Exercise
                                        Options        Price
                                      -----------    ----------
Nonvested at February 1, 2006            73,098       $    4.42

Granted                                       -               -

Vested                                  (16,554)      $    4.53

Forfeited                                     -               -
                                      -----------    ----------
Nonvested at April 30, 2006              56,554       $    4.18
                                      ===========    ==========

The total fair value of options which vested during the three months ended April 30, 2006, was approximately $75 (16,554 shares). As of April 30, 2006, $46 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of approximately 1.25 years.

The fair value of options which vested during the three months ended April 30, 2006, was estimated assuming that no dividends will be declared and using risk-free rates ranging from 1.75% to 4.25%. Additionally, the Company assumed that the expected term of share options would be 5.0 years with volatility ranging from 0.31% to 0.37% based on historical prices of the Company's stock. The weighted average volatility was 0.33%.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R) and reported in the consolidated statements of cash flows. Companies can take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. With certain limitations, the plan allows for eligible employees to purchase stock through payroll deductions at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. Under FAS 123(R), compensation charges are recorded for the ESPP. No shares were issued under the ESPP during the three months ended April 30, 2006.

4.  Comprehensive Income (Loss)

Accumulated other comprehensive income results from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The decrease to net (loss) to arrive at comprehensive (loss) during the three months ended April 30, 2006 was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar. Comprehensive income (loss) for the periods shown was as follows:


                                                    Three months ended
                                                         April 30,
                                                    2006           2005
                                                ------------   ------------

Net income (loss),as reported                   $      (266)   $       153

Net impact of foreign currency translation
 adjustments - gain (loss)                               27            (23)
                                                ------------   ------------

Comprehensive income (loss)                     $      (239)   $       130
                                                ============   ============

5.  Income Taxes

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

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective on April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $27 and 23, for the three months ended April 30, 2006, and 2005. The Company and First Equity also share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. Some business development expenses, such as joint marketing expense and business organizational dues, are shared on an equal basis. Management believes this method of allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $11 and $10, for the three months ended April 30, 2006, and 2005, respectively.

In order to simplify the administration of payroll, certain employees of the Company who are authorized to perform services for both the Company and First Equity are paid through the payroll of First Equity. Employees of the Company who work exclusively for the Company are paid through the payroll of API, the Company's principal subsidiary.

7. Interest Income (Expense) and Other

The components relate to interest income on investments, interest expense on external debt, realized and unrealized foreign exchange (loss) on foreign denominated transactions by our Canadian subsidiary.



                                            Three months ended
                                                 April 30,
                                            2006           2005
                                           ------         ------

       Interest income                     $   1          $  27
       Interest expense                     (282)           (34)
       Foreign exchange loss                 (21)           (30)
                                           ------         ------

                                           $(302)         $ (37)
                                           ------         ------

8.  Long-Term Debt

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

The Agreement also provides for a one-time advance (the "Facility II") in an amount up to $3 million, subject to borrowing availability. The Facility II advance is repaid over 60 months at a fixed rate determined at the time of the drawdown of the advance, with the portion of the advance to be repaid within one year reported in current liabilities on the balance sheet. There are no outstanding amounts under Facility II at April 30, 2006.

Borrowings under Facility I bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Agreement, and First Aviation guarantees all borrowings under the Agreement. At April 30, 2006, borrowings under the facility totalled $14.5 million at an interest rate of approximately 7.5%. Approximately $8.8 million was available under the facility at April 30, 2006.

9.  Notes Payable

                                                April 30,        January 31,
                                                  2006               2006
                                             -------------      -------------

Notes Payable                                $      2,025       $      2,370
Less : Current Portion                               (804)            (1,125)
                                             -------------      -------------
Long-term portion of notes payable           $      1,221       $      1,245
                                             =============      =============


API entered into an initial parts purchase agreement on September 20, 2005 with a leading aircraft original equipment manufacturer ("OEM") to purchase $8.3 million of inventory, including a long-term agreement to sell parts. As of April 30, 2006, API had received approximately $7.1 million of this inventory. The OEM vendor agreed to partially finance the purchase with two amended promissory notes from API of $1.6 million and $1.4 million, with the Company entering into a guarantee agreement to ensure payment by API. The amended promissory note for $1.6 million is for a term of 4 years, at 5.0% interest per annum. The amended promissory note for $1.4 million is a non-interest bearing short-term note due within one year. The vendor financing promissory notes are subordinated to the Company's revolving line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3, "Quantitative and Qualitative Disclosures about Market Risks", Item 1 of Part II, "Legal Proceedings" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight-related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, the loss of the use of facilities and distribution hub in Memphis, significant failure of our computer systems or networks, efforts to comply with section 404 of the Sarbanes-Oxley Act of 2002, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2006, and Item 3, "Quantitative and Qualitative Disclosures about Market Risks", in this report for the three months ended April 30, 2006. The Company undertakes no obligation to update any forward-looking statements or cautionary factors, except as required by law.

General

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Parts International, Ltd. ("API Ltd."), API Asia Pacific Inc. ("API Asia Pacific") and API China, Inc. ("API China"), (collectively, the "Company"), is one of the leading suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses.

The Company's principal executive offices are located at 15 Riverside Avenue in Westport, Connecticut 06880. Certain filings that First Aviation makes with the U.S. Securities and Exchange Commission are available on First Aviation's corporate website at www.favs.com. These public filings also can be obtained by calling our investor relations department, by e-mail at first@firstaviation.com, or on the SEC Web site at www.sec.gov.

Critical Accounting Policies

There have been no significant changes in those accounting policies the Company considers critical from those described under the caption "Critical Accounting Policies", included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2006, except for the expensing of stock options as required by FAS 123 (R). Prior to adoption of FAS 123(R) on February 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related intrepretations in accounting for stock awards to employees. As a result, no compensation expense was recognized because all grants were issued at the fair market value of the Company's common stock at the date of the grant.

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

Net sales for the three months ended April 30, 2006 decreased $2.7 million, or 8.6%, to $29.2 million from $32.0 million for the three months ended April 30, 2005. The decrease was largely due to a weak market, less price discounting, and service levels below the standards the Company normally provides while implementing a new information technology system. The decrease mainly reflected lower revenues to general aviation and aviation maintenance providers, offset by increased revenues in the airline and corporate sectors.

In the four foreign geographic regions the Company serves, revenues decreased in the three months ended April 30, 2006 versus the comparable prior year period due to the reasons described above. The Company continues to be cautious with respect to providing credit to customers in the Latin American region, and this has had a negative impact on sales.

Freight revenue is a component of net sales and represents freight billed to customers. Freight revenue for the three months ended April 30, 2006 increased 9.6%, to $535,000 from $488,000 for the prior year three month period ended April 30, 2005. The increase was primarily due to reductions in customer incentives. This had a positive effect on gross profit margin as explained below under the caption "Gross Profit".

Cost of Sales

Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales.

Cost of sales for the three months ended April 30, 2006 decreased $2.8 million, or 10.7%, to $23.5 million from $26.3 million for the three months ended April 30, 2005. Cost of sales for the three months ended April 30, 2006 decreased compared to the prior year principally due to the decrease in net sales.

As a percentage of net sales, cost of sales decreased for the period ended April 30, 2006, to 80.4% from 82.3% for the three month period ended April 30, 2005. The decrease in the percentage of cost of sales compared to net sales for the three months ended April 30, 2006 compared to the three months ended April 30, 2005, was primarily due to sales of higher margin products in the overall sales mix.

Gross Profit

Gross profit for the three months ended April 30, 2006 of $5.7 million, was up $73,000 or 1.3% over the prior year gross profit. Gross profit as a percentage of net sales increased significantly to 19.6% due to the increase in gross profit on a lower revenue base in the three months ended April 30, 2006, from 17.7% for the three months ended April 30, 2005, due primarily to sales of higher margin products the Company added to its inventory, less price discounting, and increased freight revenues from reduced customer incentives on freight, as described below.

Gross profit is also impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expense decreased gross profit by 5.1% for the three month period ended April 30, 2006, compared to a decrease of 6.0% in the comparable 2005 period. This increase was due primarily to reduced customer incentives on freight.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 30, 2006 increased by $185,000, or 3.8% to $5.0 million as compared to the three months ended April 30, 2005. The increase for the three months ended April 30, 2006, over the comparable prior year period is due primarily to an increase in salaries and related expense, contract labor for IT systems, and higher depreciation charges, offset by lower advertising and promotion expense. Selling general and administrative expense as a percentage of revenues increased to 17.3% for the three months ended April 30, 2006 versus 15.2% for the three months ended April 30, 2005.

Corporate Expenses

Corporate expenses increased slightly by $15,000 or 2.5% to $619,000 for the three months ended April 30, 2006 from $604,000 incurred during the three months ended April 30, 2005. The increase in corporate expenses in the quarter ended April 30, 2006 resulted primarily from the expensing of stock options in the amount of $14,000 under FAS 123R adopted on February 1, 2006. Increases in travel costs and franchise tax expense were partially offset by lower costs related to the board of directors, corporate governance charges and other expenses.

Net Interest Income (Expense) and Other

During the three months ended April 30, 2006, net interest income (expense) and other increased as an expense to $302,000 principally due to a $248,000 increase in interest expense. This increase was the result of rising interest rates and financings outstanding for product line expansion, capital expenditures and working capital needs. Also contributing to the decrease was a $26,000 decrease in interest income in the three months ended April 30, 2006, due to lower levels of interest bearing investments.

Provision for Income Taxes

The Company recorded a provision for income taxes related to foreign income tax expense estimates for operations in the Philippines. No provision is made for U.S. taxation because the Company has sufficient net operating loss carryforwards that would be utilized to offset any provision for pre-tax income. No deferred tax provision is recorded because it would be offset by a change in the deferred tax valuation allowance. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded as it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Net Income (Loss) and Net Income (Loss) per Share

The Company incurred a net loss of ($266,000), or $0.04 per share for the three months ended April 30, 2006, compared to net income of $153,000, or $0.02 per share for the three months ended April 30, 2005. The loss in the current year period versus the income in the prior year period was due to the reasons described in the preceding sections.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity requirements arise principally from its working capital needs. In addition, the Company has liquidity requirements to fund capital expenditures to support its current operations, and facilitate growth and expansion. The Company funds its liquidity requirements with a combination of cash on hand and from borrowings. Cash and cash equivalents at any time may consist of a combination of demand deposits, money market or short-term, high-grade bond funds, and short-term certificates of deposit.

For the three months ended April 30, 2006 the Company utilized $4.6 million in cash for operating activities, compared to $1.8 million cash used in operating activities for the three months ended April 30, 2005. The use of cash in the three months ended April 30, 2006 versus the cash used in the prior year three month period was principally due to the loss incurred, payments to vendors and an increase in trade receivables. Cash used in investing activities for the quarter ended April 30, 2006, and 2005 was $0.8 million, and $0.2 million, respectively. Cash used in investing activities for the period ended April 30, 2006 was related to purchases of fixed assets and information technology costs in 2006 and 2005. Cash used in financing activities for the quarter ended April 30, 2006, and 2005 was $0.3 million, and nil, respectively. Cash used in financing activities for the period ended April 30, 2006 is due to payments on notes payable issued during the fiscal year ended January 31, 2006.

First Aviation's aggregate cash used for capital expenditures for the three months April 30, 2006, and 2005 was $0.8 million, and $0.2 million, respectively. The increase in capital requirements in the first quarter of fiscal 2007 is the result of expenditures for the Company's enterprise technology systems and equipment to handle current requirements and support the Company's growth and expansion. For fiscal year 2007 the amount required for capital expenditures currently is expected to range between $1.5 million and $2.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings.

Effective July 29, 2005 API entered into a new $20 million revolving line of credit facility which under certain conditions may be increased to $25 million, through a Commercial Revolving Loan and Security Agreement ("Agreement"). This Agreement which expires on September 1, 2007 replaces the Company's prior facility which was scheduled to expire July 1, 2006. Borrowings under this facility bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the facility, and First Aviation guarantees all borrowings under the Agreement. In October 2005, the line was increased to $25 million under provisions of the agreement as the result of a large inventory purchase made by the Company in September 2005. At April 30, 2006, borrowings under the facility totaled $14.5 million, at an interest rate of approximately 7.5%. Of the $14.5 million, $0.5 million represented a draw on the facility just prior to April 30, 2006. The Company would regularly draw down on the facility just prior to quarter end, hold the cash, and then repay the amount drawn shortly thereafter. The purpose was to show cash availability for potential acquisitions or other investment opportunities. The Company is currently using the facility more for inventory investment and working capital requirements. This represents a more frequent use of the line that will increase borrowing costs. Approximately $8.8 million was available under the facility at April 30, 2006. The new facility extended the maturity to September 1, 2007, therefore, borrowings under the facility are classified as long term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

Based upon current and anticipated levels of operations, the Company believes that cash flow from operations, combined with cash on hand, and the availability under the facility, will be sufficient to meet its current and anticipated operating cash requirements for the foreseeable future, including scheduled interest and principal payments, working capital needs, and capital expenditures.

At this time, the Company anticipates that all future earnings will be retained for use in the Company's business. Any payment of cash dividends in the future on the Company's common stock will be dependent upon the Company's financial condition, its results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions, under debt obligations, as well as any other factors that the Board of Directors deems relevant.

Contractual Obligations
-----------------------

As of April 30, 2006, there have been no material changes outside the ordinary course of the Company's business in the Company's specified contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2006.

Off-Balance Sheet Arrangements

     The Company has no material off-balance sheet arrangements as defined in
Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at April 30, 2006, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in a increase of approximately $61,000 in the net asset position of financial instruments at April 30, 2006. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $73,000 in the net asset position of financial instruments at April 30, 2006. During the three months ended April 30, 2006, the Company experienced a foreign currency translation gain of $27,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar.

Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.

Item 4. Controls and Procedures
-------------------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of April 30, 2006.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 1A.  Risk Factors
----------------------

NONE


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
----------------------------------------------------------------------

NONE


Item 3.    Defaults Upon Senior Securities
------------------------------------------

NONE


Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

NONE


Item 5.    Other Information
----------------------------

NONE


Item 6.    Exhibits
-------------------

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

                                          First Aviation Services Inc.
                                          ----------------------------
                                                  (Registrant)


Date: June 14, 2006                       /s/ Michael C. Culver
                                          --------------------------------------
                                          Michael C. Culver,
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)


Date: June 14, 2006                       /s/ Robert G. Costantini
                                          --------------------------------------
                                          Robert G. Costantini,
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------

31.1    Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2    Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1 Certification of Chief Exectuive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.