Form 10-Q
period 2006-07-31
FIRST AVIATION SERVICES INC
filed 2006-09-14
CIK 1025743

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  For the quarterly period ended JULY 31, 2006
                                                 -------------
                                       OR

     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES  EXCHANGE ACT OF 1934

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

    Large Accelerated Filer ___ Accelerated Filer ___ Non-Accelerated Filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

The number of shares outstanding of the registrant's common stock as of September 1, 2006 is 7,365,037 shares.

                          FIRST AVIATION SERVICES INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Condensed Balance Sheets.......................................................3
          Consolidated Condensed Statements of Operations...........................................4-5
          Consolidated Condensed Statements of Cash Flows.............................................6
          Notes to Consolidated Condensed Financial Statements.................................... 7-13

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..14-18

Item 3.   Quantitative and Qualitative Disclosures about Market Risks................................19

Item 4.   Controls and Procedures....................................................................19



                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................20

Item 1A.  Risk Factors...............................................................................20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds................................20

Item 3.   Defaults Upon Senior Securities............................................................20

Item 4.   Submission of Matters to a Vote of Security Holders........................................20

Item 5.   Other Information .........................................................................20

Item 6.   Exhibits ..................................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FIRST AVIATION SERVICES INC.

                      Consolidated Condensed Balance Sheets
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     July 31,   January 31,
                                                                       2006        2006
                                                                     --------    ---------
                                                                     (unaudited)    *
Current assets:
      Cash and cash equivalents                                      $  3,489    $  9,488
      Trade receivables, net of allowance for doubtful                 19,584      18,737
         accounts of $932 and $596, respectively
      Inventory, net of allowance for obsolete and slow moving         38,818      38,809
         inventory of $1,664 and $1,709, respectively
      Prepaid expenses and other                                        1,022       1,351
                                                                     --------    --------

Total current assets                                                   62,913      68,385

Plant and equipment, net                                                5,251       4,963
                                                                     --------    --------
Total Assets                                                         $ 68,164    $ 73,348
                                                                     ========    ========
Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                               $ 13,214    $ 15,441
      Accrued compensation and related expenses                         1,464       1,823
      Other accrued liabilities                                         1,909       1,750
      Notes payable                                                       385       1,125
      Income taxes payable                                              1,027       1,012
                                                                     --------    --------
Total current liabilities                                              17,999      21,151

      Long-term debt                                                   14,500      14,500
      Notes payable, less current portion                               1,222       1,245
                                                                     --------    --------
Total liabilities                                                      33,721      36,896

Stockholders' equity:

      Common stock, $0.01 par value, 25,000,000 shares authorized,
          9,135,699 shares issued                                          91          91
      Additional paid-in capital                                       38,803      38,799
      Retained earnings                                                 4,177       6,349
      Accumulated other comprehensive income                              591         500
                                                                     --------    --------
                                                                       43,662      45,739
      Less:  Treasury stock, at cost, 1,770,662 and 1,782,449
          shares, respectively                                         (9,219)     (9,287)
                                                                     --------    --------
Total stockholders' equity                                             34,443      36,452
                                                                     --------    --------
Total liabilities and stockholders' equity                           $ 68,164    $ 73,348
                                                                     ========    ========

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2006.

                          FIRST AVIATION SERVICES INC.

           Consolidated Condensed Statements of Operations (Unaudited)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                               Three months ended
                                                                    July 31,
                                                               2006          2005
                                                           -----------    -----------
Net sales                                                  $    29,665    $    32,706
Cost of sales                                                   24,686         27,164
                                                           -----------    -----------
Gross profit                                                     4,979          5,542
Selling, general and administrative expenses                     5,898          4,928
Corporate expenses                                                 607            583
                                                           -----------    -----------
Income (loss) from operations                                   (1,526)            31
Net interest income (expense) and other                           (303)            36
Other income                                                      --              417
                                                           -----------    -----------
Income (loss) before income taxes                               (1,829)           484
Provision for income taxes                                         (77)           (52)
                                                           -----------    -----------
Net income (loss)                                          $    (1,906)   $       432
                                                           ===========    ===========


Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Basic net income (loss) per share, and net income (loss)   $     (0.26)   $      0.06
     per share - assuming dilution
                                                           ===========    ===========

Weighted average shares outstanding - basic                  7,358,576      7,333,457
                                                           ===========    ===========

Weighted average shares outstanding - assuming dilution      7,358,576      7,337,753
                                                           ===========    ===========



See accompanying notes.

                          FIRST AVIATION SERVICES INC.

           Consolidated Condensed Statements of Operations (Unaudited)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                Six months ended
                                                                    July 31,
                                                              2006           2005
                                                           ------------   -----------
Net sales                                                  $    58,907    $    64,687
Cost of sales                                                   48,201         53,491
                                                           -----------    -----------
Gross profit                                                    10,706         11,196
Selling, general and administrative expenses                    10,943          9,788
Corporate expenses                                               1,226          1,187
                                                           -----------    -----------
Income (loss) from operations                                   (1,463)           221
Net interest income (expense) and other                           (605)            (2)
Minority interest in subsidary                                    --              (10)
Other income                                                      --              417
                                                           -----------    -----------
Income (loss) before income taxes                               (2,068)           626
Provision for income taxes                                        (104)           (42)
                                                           -----------    -----------
Net income (loss)                                          $    (2,172)   $       584
                                                           ===========    ===========
Basic net income (loss) per share, and net income (loss)
     per share - assuming dilution:

Basic net income (loss) per share, and net income (loss)   $     (0.30)   $      0.08
     per share - assuming dilution
                                                           ===========    ===========
Weighted average shares outstanding - basic                  7,355,957      7,329,077
                                                           ===========    ===========

Weighted average shares outstanding - assuming dilution      7,355,957      7,333,590
                                                           ===========    ===========



See accompanying notes.

                          FIRST AVIATION SERVICES INC.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (IN THOUSANDS)

                                                                                   Six months ended
                                                                                      July 31,
                                                                                   2006        2005
                                                                                 --------    ---------
Cash flows from operating activities
Net income (loss)                                                                $ (2,172)   $    584
Adjustments to reconcile net income (loss) to net
     cash used in operating activities - non-cash charges:
      Depreciation and amortization                                                   852         538
      Compensation paid through share-based payments                                   75          80
(Increase) decrease in current assets:
      Trade receivables                                                              (903)     (2,642)
      Inventory                                                                        12      (2,720)
      Prepaid and other                                                               276        (253)
Increase (decrease) in current liabilities:
      Accounts payable                                                             (2,102)      2,599
      Accrued compensation and related expenses, and other accrued liabilities       (155)          3
      Income taxes payable                                                             14         125
                                                                                 --------    --------
Net cash used in operating activities                                              (4,103)     (1,686)

Cash flows from investing activities
Purchases of plant and equipment                                                   (1,139)       (885)
                                                                                 --------    --------
Net cash used in investing activities                                              (1,139)       (885)

Cash flows from financing activities
Borrowings on revolving line of credit                                                500      29,000
Repayments on revolving line of credit                                               (500)    (29,000)
Repayments on notes payable                                                          (763)       --
Repurchase of preferred stock of subsidiary                                          --          (500)
                                                                                 --------    --------
Net cash used in financing activities                                                (763)       (500)
                                                                                 --------    --------
Net decrease in cash and cash equivalents                                          (6,005)     (3,071)

Effect of exchange rates on cash                                                        6           3

Cash and cash equivalents at beginning of period                                    9,488      22,584
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $  3,489    $ 19,516
                                                                                 ========    ========
Supplemental cash flow disclosures:
      Interest paid                                                              $    531    $     63
      Income taxes paid                                                          $     26    $     12


See accompanying notes.

                                       6

                          FIRST AVIATION SERVICES INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  July 31, 2006

1.  BASIS OF PRESENTATION

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. ("API Ltd."), API Asia Pacific Inc. ("API Asia Pacific"), API China, Inc. ("API China"), and API Europe Ltd ("API Europe") (collectively, the "Company"), is a leading supplier of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses. The Company's principal executive offices are located at 15 Riverside Avenue, Westport, Connecticut 06880. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three and six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2006.

2.  WEIGHTED AVERAGE SHARES OUTSTANDING - ASSUMING DILUTION

The following sets forth the  denominator  used in the computation of net income
(loss) per share - assuming dilution:

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JULY 31,                           JULY 31,
                                                          2006             2005             2006              2005
                                                      -------------     ------------    -------------     -------------
   Denominator:

     Denominator for basic net income (loss)
        per share - weighted average shares             7,358,576         7,333,457       7,355,957         7,329,077

     Effect of dilutive employee stock options                  -             4,296               -             4,513
                                                      -------------     ------------    -------------     -------------
     Denominator for net income (loss) per
        share - assuming dilution, adjusted
           weighted average shares and assumed
           dilutions                                    7,358,576         7,337,753       7,355,957         7,333,590
                                                      =============     ============    =============     =============



For the three and six months ended July 31, 2006, the denominator used in the calculation of loss per share - assuming dilution, was the same as the denominator used for basic loss per share because the effect of options would have been antidilutive. The number of potential shares of common stock that were excluded from the computation of diluted earnings per share because their effect was antidilutive for the three and six months ended July 31, 2006, were 5,657 and 5,012 shares, respectively.

3.  SHARE BASED PAYMENTS

The Company's non-employee directors receive a portion of their annual compensation in the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. The Company's non-employee directors receive compensation in cash for committee meetings and special board meetings, excluding the four regularly scheduled board meetings and the annual shareholders' meeting that is paid in stock as part of their annual compensation. For the three months ended July 31, 2006 and July 31, 2005, the Company issued 4,788 and 5,837 shares respectively, to directors in lieu of board fees. For the six months ended July 31, 2006 and July 31, 2005, the Company issued 9,264 and 17,211 shares respectively, to directors in lieu of board fees.

The Company also has a Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock grants and stock purchase rights. The Company's shareholders voted at the 2003 annual meeting to approve the increase in the number of shares available under the Plan. On September 12, 2003, the Company filed a registration statement on Form S-8 to register 200,000 additional shares of common stock, for issuance pursuant to awards under the Plan. Subsequently, a total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. Only employee stock options and shares issued to directors have been issued under the Plan. At July 31, 2006, 649,432 shares were available to be issued under the Plan.

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

The Company adopted FAS 123(R) on February 1, 2006. As required under FAS 123(R), the Company recognized a $13 expense in corporate expenses for options vested for the three month period ended July 31, 2006, and $26 expense in corporate expenses for options vested for the six month period ended July 31, 2006. The fair value of each option issued was estimated at the date of grant. There were no options issued for the three and six months ended July 31, 2006 and 2005. Prior to adoption of FAS 123 (R), as permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the three and six months ending July 31, 2005 because all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

The impact of adopting FAS 123(R) increased the Company's basic net loss per share by $0.01 for the six months ended July 31, 2006.

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

Using the assumptions under the Black-Scholes option-pricing model, and the weighted-average fair value of each option granted, the net income and earnings per share that would have been recorded if the estimated fair value of options granted had been recorded as an expense for the three and six months ended July 31, 2005, prior to adoption of FAS 123(R) on February 1, 2006, was:

                                                         Three Months Ended July          Six Months Ended
                                                             July 31, 2005                 July 31, 2005

Net income as reported                                            $ 432                        $ 584

Pro forma compensation expense for issuance of
  stock options, net of tax effect                                   13                           26
                                                                 -------                     --------
Pro forma net income                                              $ 419                        $ 558

BASIC NET INCOME PER SHARE, AND NET INCOME PER
SHARE - ASSUMING DILUTION AS REPORTED
                                                                  $ .06                        $ .08

PRO FORMA BASIC NET INCOME  PER SHARE, AND NET

INCOME  PER SHARE - ASSUMING DILUTION                             $ .06                        $ .08

All of the stock options vest ratably over two to three-year periods, beginning one year after the date of the grant, and expire ten years after issuance. At July 31, 2006, options for 160,150 shares (after forfeitures) had been issued under the Plan. The following tables summarize activity related to stock options for the six month period ended July 31, 2006:

                                                      WEIGHTED-
                                       NUMBER         AVERAGE      AVERAGE
                                         OF           EXERCISE     REMAINING
                                       OPTIONS        PRICE        LIFE
                                     -----------    ------------ ------------
Outstanding at February 1, 2006          206,350     $    4.37        7.2 YEARS

Granted                                        -             -            -

Exercised                                      -             -            -

Forfeited                               (46,200)          4.71        8.0
                                      -----------    ------------ ------------
Outstanding at July 31, 2006             160,150     $    4.27        6.9 YEARS
                                      ===========    ============
Exercisable at July 31, 2006             106,272     $    4.33
                                      ===========    ============


                                                      WEIGHTED-
                                        NUMBER        AVERAGE
                                          OF          EXERCISE
                                       OPTIONS        PRICE
                                      -----------    ----------
Nonvested at February 1, 2006             73,098     $    4.42

Granted                                        -             -

Vested                                   (16,554)         4.53


Forfeited                                 (2,666)          4.51
                                      -----------    ----------
Nonvested at July 31, 2006                53,878     $    4.17
                                      ===========    ==========


The total fair value of options which vested during the six months ended July 31, 2006, was approximately $75 (16,554 shares). As of July 31, 2006, $33 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of approximately 1.00 year.

The fair value of options which vested during the six months ended July 31, 2006, was estimated assuming that no dividends will be declared and using risk-free rates ranging from 1.75% to 4.25%. Additionally, the Company assumed that the expected term of share options would be 5.0 years with volatility ranging from 0.31% to 0.37% based on historical prices of the Company's stock. The weighted average volatility was 0.33%.

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

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. With certain limitations, the plan allows for eligible employees to purchase stock through payroll deductions at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. Under FAS 123(R), compensation charges are recorded for the ESPP. The Company issued 2,523 shares of stock under the ESPP plan during the six months ended July 31, 2006. The compensation recorded for the six months ended July 31, 2006 for the ESPP shares was not significant.

4.  COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income results from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The decrease to net income (loss) to arrive at comprehensive income (loss) during the three and six months ended July 31, 2006 was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar. Comprehensive income (loss) for the periods shown was as follows:

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JULY 31,                         JULY 31,
                                                       2006             2005             2006         2005
                                                   -------------    -------------    -------------    ----------
Net income (loss) as reported                      $   (1,906)      $    432         $   (2,172)      $    584

Net impact of foreign currency translation
  adjustments - gain                                       64             43               91               20
                                                   -------------    -------------    -------------    ----------
Comprehensive income (loss)                        $   (1,842)      $    475         $   (2,081)      $    604
                                                   =============    =============    =============    ==========

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

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective on April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $29 and $22, for the three months ended July 31, 2006, and 2005, and $56 and $45, for the six months ended July 31, 2006, and 2005. The Company and First Equity also share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. Some business development expenses, such as joint marketing expense and business organizational dues, are shared on an equal basis. Management believes this method of allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $14 and $10, for the three months ended July 31, 2006, and 2005, respectively, and $25 and $20 for the six months ended July 31, 2006, and 2005, respectively.

In order to simplify the administration of payroll, certain employees of the Company who are authorized to perform services for both the Company and First Equity are paid through the payroll of First Equity. Employees of the Company who work exclusively for the Company are paid through the payroll of API, the Company's principal subsidiary.

7.  NET INTEREST INCOME (EXPENSE) AND OTHER

The components relate to interest income on investments, interest expense on external debt, realized and unrealized foreign exchange loss on foreign denominated transactions by our Canadian subsidiary.

                                    Three months ended           Six Months ended
                                         July 31,                    July 31,
                                    2006            2005        2006           2005
                                  -------         -------      -------        -------
Interest income                   $     -         $   14       $    1         $   41
Interest expense                     (272)           (29)        (554)           (63)
Foreign exchange gain (loss)          (31)            51          (52)            20
                                  -------         -------      -------        -------
Net interest income (expense)
 and other                        $  (303)        $   36       $ (605)        $   (2)
                                  -------         -------      -------        -------




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

The Agreement also provides for a one-time advance (the "Facility II") in an amount up to $3 million, subject to borrowing availability. The Facility II advance is repaid over 60 months at a fixed rate determined at the time of the drawdown of the advance, with the portion of the advance to be repaid within one year reported in current liabilities on the balance sheet. There are no outstanding amounts under Facility II at July 31, 2006 and January 31, 2006.

Borrowings under Facility I bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the Agreement, and First Aviation guarantees all borrowings under the Agreement. At July 31, and January 31, 2006, borrowings under the facility totaled $14.5 million at an interest rate of approximately 6.8% and 5.8%, respectively. Approximately $6.6 million was available under the facility at July 31, 2006.

9.  NOTES PAYABLE


                                            JULY 31,           January 31,
                                             2006                 2006
                                         -------------      ----------------
Notes Payable                            $       1,607       $         2,370
Less : Current Portion                            (385)               (1,125)
                                         -------------      ----------------
Long-term portion of notes payable       $       1,222       $         1,245
                                         =============       ===============


API entered into an initial parts purchase agreement on September 20, 2005 with a leading aircraft original equipment manufacturer ("OEM") to purchase $8.3 million of inventory, including a long-term agreement to sell parts. As of July 31, 2006, API had received approximately $7.1 million of this inventory. The OEM vendor agreed to partially finance the purchase with two amended promissory notes from API of $1.6 million and $1.4 million, with the Company entering into a guarantee agreement to ensure payment by API. The amended promissory note for $1.6 million is for a term of 4 years, at 5.0% interest per annum. The amended promissory note for $1.4 million is a non-interest bearing short-term note due within one year. The vendor financing promissory notes are subordinated to the Company's revolving line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR  STATEMENT  UNDER THE PRIVATE  SECURITIES  LITIGATION  REFORM OF ACT
1995.

CERTAIN STATEMENTS DISCUSSED IN ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", ITEM 3, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS", ITEM 1 OF PART II, "LEGAL PROCEEDINGS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE
FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT THE COMPANY'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONCERNING THE COMPANY'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL, THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS INCLUDE, THE COMPANY'S ABILITY TO OBTAIN PARTS AND COMPONENTS FROM ITS PRINCIPAL SUPPLIERS ON A TIMELY BASIS, DEPRESSED DOMESTIC AND INTERNATIONAL MARKET AND ECONOMIC CONDITIONS, ESPECIALLY THOSE CURRENTLY FACING THE AVIATION INDUSTRY AS A WHOLE, THE IMPACT OF CHANGES IN FUEL AND OTHER FREIGHT-RELATED COSTS, RELATIONSHIPS WITH ITS CUSTOMERS, THE ABILITY OF THE COMPANY'S CUSTOMERS TO MEET THEIR FINANCIAL OBLIGATIONS TO THE COMPANY, THE ABILITY TO OBTAIN AND SERVICE SUPPLY CHAIN MANAGEMENT CONTRACTS, CHANGES IN REGULATIONS OR ACCOUNTING STANDARDS, THE ABILITY TO CONSUMMATE SUITABLE ACQUISITIONS AND EXPAND, THE LOSS OF THE USE OF FACILITIES AND DISTRIBUTION HUB IN MEMPHIS, SIGNIFICANT FAILURE OF OUR COMPUTER SYSTEMS OR NETWORKS, EFFORTS TO COMPLY WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, AND OTHER ITEMS THAT ARE BEYOND THE COMPANY'S CONTROL AND MAY CAUSE ACTUAL RESULTS TO DIFFER FROM MANAGEMENT'S EXPECTATIONS. IN ADDITION, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DESCRIBED IN ITEM 7,
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2006, AND ITEM 3, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS", IN THIS REPORT FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2006. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR CAUTIONARY FACTORS, EXCEPT AS REQUIRED BY LAW.

GENERAL

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Parts International, Ltd. ("API Ltd."), API Asia Pacific Inc. ("API Asia Pacific"), API China, Inc. ("API China") and API Europe Ltd. ("API Europe"), (collectively, the "Company"), is a leading supplier of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in those accounting policies the Company considers critical from those described under the caption "Critical Accounting Policies", included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2006, except for the expensing of stock options as required by FAS 123(R). Prior to adoption of FAS 123(R) on February 1, 2006, the Company elected to follow Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. As a result, no compensation expense was recognized because all grants were issued at the fair market value of the Company's common stock at the date of the grant.

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

Net sales for the three months ended July 31, 2006 decreased $3.0 million, or 9.3%, to $29.7 million from $32.7 million for the three months ended July 31, 2005. The decrease was largely due to weakening markets, and customer credits processed due to customer service issues. The decrease mainly reflected lower revenues to general aviation, corporate, and aviation maintenance providers, offset by increased revenues in the airline sector.

Net sales for the six months ended July 31, 2006 versus the six month period ended July 31, 2005 decreased $5.8 million or 8.9% to $58.9 million in 2006 versus $64.7 million in the comparable 2005 period. The reasons for the decrease in net sales for the six months ended July 31, 2006 versus the six months ended July 31, 2005, were due to the reasons described above.

In the four foreign geographic regions the Company serves, revenues decreased in the three and six months ended July 31, 2006 versus the comparable prior year periods due to the reasons described above. The Company continues to be cautious with respect to providing credit to customers in the Latin American region, and this has had a negative impact on sales.

Freight revenue is a component of net sales and represents freight billed to customers. Freight revenue for the three months ended July 31, 2006 increased 1.3%, to $480,000 from $473,000 for the prior year three month period ended July 31, 2005. For the six month period ended July 31, 2006, freight revenue increased 5.5% to $1,015,000 from $962,000 in the prior year six month period. The increase was primarily due to reductions in customer incentives in the first quarter of 2006. The increase in the six month period had a positive effect on gross profit margin as explained below under the caption "Gross Profit".

COST OF SALES

Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales.

Cost of sales for the three months ended July 31, 2006 decreased $2.5 million, or 9.1%, to $24.7 million from $27.2 million for the three months ended July 31, 2005. Cost of sales for the six month period ended July 31, 2006 decreased $5.3 million, or 9.9%, to $48.2 million from $53.5 million for the six months ended July 31, 2005. Cost of sales for the three and six months ended July 31, 2006 decreased compared to the prior year principally due to the decrease in net sales.

As a percentage of net sales, cost of sales increased marginally to 83.2% versus 83.1% for the three month period ended July 31, 2006 versus 2005. The increase in the percentage of cost of sales compared to net sales for the three months ended July 31, 2006 compared to the three months ended July 31, 2005, was primarily due to customer credits issued as cited above in the discussion on net sales.

Cost of sales as a percentage of net sales in the six month period ended July 31, 2006 decreased to 81.8% versus 82.7% in the six month period ended July 31, 2005. The decrease in the percentage of cost of sales compared to net sales for the six months ended July 31, 2006 compared to the six months ended July 31, 2005, was primarily due to sales of higher margin products in the overall sales mix.

GROSS PROFIT

Gross profit for the three months ended July 31, 2006 of $5.0 million, decreased $0.6 million or 10.2% over the prior year gross profit. Gross profit as a percentage of net sales decreased slightly to 16.8% due to the customer credits issued, increasing net freight expense as described below. For the six month period ended July 31, 2006, gross profit decreased $490,000 or 4.4% versus the six month period ended July 31, 2005. Gross profit as a percentage of net sales increased to 18.2% versus 17.3% for the comparable period ended July 31, 2005, due primarily to sales of higher margin products the Company added to its inventory, and less price discounting.

Gross profit is also impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expense decreased gross profit by 9.3% and 7.1% for the three and six month period ended July 31, 2006, compared to a decrease of 6.5% and 6.3%, respectively, in the comparable 2005 periods, due primarily to the amount of net freight expense in relation to total Net Sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended July 31, 2006 increased by $726,000, or 14.7% to $5.7 million as compared to $4.9 million for the three months ended July 31, 2005. Selling general and administrative expense as a percentage of revenues increased to 19.9% for the three months ended July 31, 2006 versus 15.1% for the three months ended July 31, 2005. The increase for the three months ended July 31, 2006, over the comparable prior year period is due primarily to an increase in salaries and related expense for operational personnel and IT, higher depreciation charges, an increase in bad debt expense, and a one-time $250,000 lease termination penalty.

Selling, general and administrative expenses for the six months ended July 31, 2006 increased by $912,000, or 9.3% to $10.7 million as compared to $9.8 million for the three months ended July 31, 2005. Selling general and administrative expense as a percentage of revenues increased to 18.6% for the six months ended July 31, 2006 versus 15.1% for the six months ended July 31, 2005. The increase for the six months ended July 31, 2006, over the comparable prior year period is due primarily to an increase in salaries and related expense for operational personnel and IT, higher depreciation charges, an increase in bad debt expense, and a one-time $250,000 lease termination penalty.

CORPORATE EXPENSES

Corporate expenses increased by $24,000 or 4.1% to $607,000 for the three months ended July 31, 2006 from $583,000 incurred during the three months ended July 31, 2005. The increase in corporate expenses in the quarter ended July 31, 2006 resulted primarily from the expensing of stock options under FAS 123(R) adopted on February 1, 2006. Increases in travel costs and franchise tax expense were partially offset by lower costs related to the board of directors, corporate governance charges and other expenses.

Corporate expenses in the six month period ended July 31, 2006 increased by $39,000 or 3.3% to $1,226,000 for the six months from $1,187,000 incurred during the six months ended July 31, 2005. The increase in corporate expenses in the six months ended July 31, 2006 resulted primarily from the expensing of stock options under FAS 123(R) adopted on February 1, 2006. Increases in travel costs and franchise tax expense were partially offset by lower costs related to the board of directors, corporate governance charges and other expenses.

NET INTEREST INCOME (EXPENSE) AND OTHER

During the three months ended July 31, 2006, net interest income (expense) and other was an expense of $303,000 versus income of $36,000 in the three months ended July 31, 2005, principally due to a $243,000 increase in interest expense and foreign exchange losses of $31,000 in the three months ended July 31, 2006 versus income of $51,000 in the three months ended July 31, 2005. This increase was the result of rising interest rates and financings outstanding for product line expansion, capital expenditures and working capital needs.

For the six months ended July 31, 2006, net interest income (expense) and other increased as an expense of $605,000, principally due to a $491,000 increase in interest expense and a foreign exchange loss of $52,000 versus income of $20,000 in the six months ended July 31, 2005. This increase was the result of the reasons described above for the three month period.

PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes related to foreign income tax expense estimates for operations in the Philippines. No provision is made for U.S. taxation because the Company has sufficient net operating loss carryforwards that would be utilized to offset any provision for pre-tax income. No deferred tax provision is recorded because it would be offset by a change in the deferred tax valuation allowance. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded as it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The effective rate for the six months ended July 31, 2006 was 5.0% versus 6.7% for the comparable period ended July 31, 2005.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

The Company incurred a net loss of ($1,906,000), or ($0.26) per share for the three months ended July 31, 2006, compared to net income of $432,000, or $0.06 per share for the three months ended July 31, 2005, and a net loss of ($2,172,000) or ($0.30) per share for the six months ended July 31, 2006 versus net income of $594,000 or $0.08 per share for the six month ended July 31, 2005. The loss in the current year periods versus the income in the prior year periods was due to the reasons described in the preceding sections.

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

For the six months ended July 31, 2006 the Company utilized $4.1 million in cash for operating activities, compared to $1.7 million cash used in operating activities for the six months ended July 31, 2005. The use of cash in the six months ended July 31, 2006 versus the cash used in the prior year six month period was principally due to the loss incurred, payments to vendors, and an increase in trade receivables. Cash used in investing activities for the six months ended July 31, 2006, and 2005 was $1.1 million, and $885,000, respectively. Cash used in investing activities for the periods ended July 31, 2006 and 2005, respectively, was related to purchases of fixed assets and information technology costs. Cash used in financing activities for the six months ended July 31, 2006, and 2005 was $763,000, and $500,000, respectively. Cash used in financing activities for the period ended July 31, 2006, is due to payments on notes payable issued during the fiscal year ended January 31, 2006, versus cash used to repurchase preferred stock of API of $500,000 during the quarter ended July 31, 2005.

First Aviation's aggregate cash used for capital expenditures for the six months July 31, 2006, and 2005 was $1.1 million, and $885,000, respectively. The use of cash for capital requirements in the first six months of fiscal 2007 is the result of expenditures for the Company's enterprise technology systems and equipment to handle current requirements and support the Company's growth and expansion. For fiscal year 2007 the amount required for capital expenditures currently is expected to range between $1.5 million and $2.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings.

Effective July 29, 2005 API entered into a new $20 million revolving line of credit facility which was increased to $25 million due to satisfying certain conditions regarding asset purchases, through a Commercial Revolving Loan and Security Agreement ("Agreement"). This Agreement which expires on September 1, 2007 replaces the Company's prior facility which was scheduled to expire July 1, 2006. Borrowings under this facility bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. Substantially all of API's domestic assets are pledged as collateral under the facility, and First Aviation guarantees all borrowings under the Agreement. In October 2005, the line was increased to $25 million under provisions of the agreement as the result of a large inventory purchase made by the Company in September 2005. At July 31, 2006, borrowings under the facility totaled $14.5 million, at an interest rate of approximately 6.8%. Of the $14.5 million, $0.5 million represented a draw on the facility just prior to July 31, 2006. The Company would regularly draw down on the facility just prior to quarter end, hold the cash, and then repay the amount drawn shortly thereafter. The purpose was to show cash availability for potential acquisitions or other investment opportunities. The Company is currently using the facility more for inventory investment and working capital requirements. This represents a more frequent use of the line that have increased borrowing costs. Approximately $6.6 million was available under the facility at July 31, 2006. The new facility extended the maturity to September 1, 2007, therefore, borrowings under the facility are classified as long term. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

Based upon current and anticipated levels of operations, the Company believes that cash flow from operations, combined with cash on hand, and the availability under the facility, will be sufficient to meet its current and anticipated operating cash requirements for the foreseeable future, including scheduled interest and principal payments, working capital needs, and capital expenditures.

At this time, the Company anticipates that all future earnings will be retained for use in the Company's business. Any payment of cash dividends in the future on the Company's common stock will be dependent upon the Company's financial condition, its results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it, and restrictions under debt obligations, as well as any other factors that the Board of Directors deems relevant.

CONTRACTUAL OBLIGATIONS

As of July 31, 2006, there have been no material changes outside the ordinary course of the Company's business in the Company's specified contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2006.

Off -Balance Sheet Arrangements

         The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at July 31, 2006, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in an increase of approximately $291,000 in the net asset position of financial instruments at July 31, 2006. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $353,000 in the net asset position of financial instruments at July 31, 2006. During the three and six months ended July 31, 2006, the Company experienced foreign currency translation gains of $64,000, and $91,000, respectively due to an increase in the value of the Canadian dollar relative to the U.S. dollar.

Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 31, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2006.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NONE

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 13, 2006 in Memphis, Tennessee, for the purpose of (i) electing two Class I Directors for a term to expire at the Annual Meeting of Stockholders in the year 2009, and (ii) ratifying the appointment of Ernst & Young LLP, as independent auditors for the year ending January 31, 2007. Proxies were solicited from holders of 7,357,726 outstanding shares of Common Stock as of the close of business on May 5, 2006, as described in the Company's Definitive Proxy Statement dated May 11, 2006. The Inspectors of Election, American Stock Transfer and Trust Co., certified the election results for the Annual Meeting. Mr. Aaron P. Hollander, and Mr. Stanley
J. Hill, the nominees for director, were elected, and the appointment of Ernst & Young LLP was ratified by the following votes:

        (1) To elect two directors for a three-year term to expire at the Annual Meeting of Shareholders in the year 2009 (Class I).

                                        Votes             Votes         Broker
               Name                     FOR            WITHHELD       Non-Votes
               ----                    -----           --------       ---------

               Aaron P. Hollander      7,157,049       179,432         -0-
               Stanley J. Hill         7,323,431        13,051         -0-


               Joseph J. Lhota, Michael C. Culver, and Robert L. Kirk continue to serve as directors of the Company after the Annual Meeting of Stockholders.

        (2) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 31, 2007.

                Votes            Votes            Votes          Broker
                 FOR            AGAINST         ABSTAINED       Non-Votes
                -----           -------         ---------       ---------

               7,324,531        9,700            2,250            -0-


ITEM 5.    OTHER INFORMATION

NONE

ITEM 6.    EXHIBITS

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

                                  FIRST AVIATION SERVICES INC.

                                              (Registrant)


Date: September 14, 2006          /s/ Michael C. Culver
                                  -------------------------------------------
                                  Michael C. Culver,
                                  President, Chief Executive Officer and
                                  Director (Principal Executive Officer)


Date: September 14, 2006          /s/  Robert G. Costantini
                                  -------------------------------------------
                                  Robert G. Costantini,
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)

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