Form 10-Q
period 2006-10-31
FIRST AVIATION SERVICES INC
filed 2006-12-15
CIK 1025743

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended OCTOBER 31, 2006
                                                 ----------------
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


   Large Accelerated Filer [_] Accelerated Filer [_] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


The number of shares outstanding of the registrant's common stock as of December 1, 2006 is 7,370,176

                          FIRST AVIATION SERVICES INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited):

           Consolidated Condensed Balance Sheets..................................................................3
           Consolidated Condensed Statements of Operations......................................................4-5
           Consolidated Condensed Statements of Cash Flows........................................................6
           Notes to Consolidated Condensed Financial Statements................................................7-13

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations .............14-18

Item 3.    Quantitative and Qualitative Disclosures about Market Risks...........................................19

Item 4.    Controls and Procedures...............................................................................19



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................................20

Item 1A.   Risk Factors..........................................................................................20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...........................................20

Item 3.    Defaults Upon Senior Securities.......................................................................20

Item 4.    Submission of Matters to a Vote of Security Holders...................................................20

Item 5.    Other Information ....................................................................................20

Item 6.    Exhibits .............................................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FIRST AVIATION SERVICES INC.

                      Consolidated Condensed Balance Sheets
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               October 31,     January 31,
                                                                                  2006            2006
                                                                            --------------    --------------
                                                                              (Unaudited)            *
Assets
Current assets:
      Cash and cash equivalents                                             $       1,146     $       9,488
      Trade receivables, net of allowance for doubtful                             23,047            18,737
         accounts of $1,394 and $596, respectively
      Inventory, net of allowance for obsolete and slow moving                     34,047            38,809
         inventory of $5,867 and $1,709, respectively
      Prepaid expenses and other                                                    1,242             1,351
                                                                            --------------    --------------

Total current assets                                                               59,482            68,385

Plant and equipment, net                                                            5,154             4,963
                                                                            --------------    --------------

Total Assets                                                                $      64,636     $      73,348
                                                                            ==============    ==============

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                      $      15,289     $      15,441
      Accrued compensation and related expenses                                     1,295             1,823
      Other accrued liabilities                                                     1,511             1,750
      Revolving line of credit                                                     14,800                 -
      Notes payable                                                                   636             1,125
      Income taxes payable                                                            229             1,012
                                                                            --------------    --------------

Total current liabilities                                                          33,760            21,151


      Long-term debt                                                                    -            14,500
      Notes payable, less current portion                                             694             1,245
                                                                            --------------    --------------

Total liabilities                                                                  34,454            36,896

Stockholders' equity:

      Common stock, $0.01 par value, 25,000,000 shares authorized,                     91                91
          9,135,699 shares issued
      Additional paid-in capital                                                   38,806            38,799
      (Accumulated deficit) retained earnings                                         (65)            6,349
      Accumulated other comprehensive income                                          538               500
                                                                            --------------    --------------

                                                                                   39,370            45,739
      Less:  Treasury stock, at cost, 1,765,523 and 1,782,449                      (9,188)           (9,287)
          shares, respectively
                                                                            --------------    --------------

Total stockholders' equity                                                         30,182            36,452
                                                                            --------------    --------------

Total liabilities and stockholders' equity                                  $      64,636     $      73,348
                                                                            ==============    ==============

See accompanying notes.

 * Balances were derived from the audited balance sheet as of January 31, 2006.

                          FIRST AVIATION SERVICES INC.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   Three Months Ended
                                                                                       October 31,
                                                                                 2006              2005
                                                                             --------------    --------------

Net sales                                                                    $      32,358     $      33,611
Cost of sales                                                                       31,117            27,969
                                                                             --------------    --------------

Gross profit                                                                         1,241             5,642
Selling, general and administrative expenses                                         5,352             4,971
Corporate expenses                                                                     670               557
                                                                             --------------    --------------

Income (loss) from operations                                                       (4,781)              114
Net interest income (expense) and other                                               (232)                5
                                                                             --------------    --------------

Income (loss) before income taxes                                                   (5,013)              119
(Provision) benefit for income taxes                                                   772               (29)
                                                                             --------------    --------------

Net income (loss)                                                            $      (4,241)    $          90
                                                                             ==============    ==============


Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Basic net income (loss) per share, and net income (loss)
     per share - assuming dilution                                           $       (0.58)    $        0.01
                                                                             ==============    ==============

Weighted average shares outstanding - basic                                      7,365,037         7,341,451
                                                                             ==============    ==============

Weighted average shares outstanding - assuming dilution                          7,365,037         7,343,852
                                                                             ==============    ==============

See accompanying notes.

                          FIRST AVIATION SERVICES INC.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    Nine Months Ended
                                                                                       October 31,
                                                                                 2006              2005
                                                                             --------------    --------------

Net sales                                                                    $      91,265     $      98,297
Cost of sales                                                                       79,318            81,459
                                                                             --------------    --------------

Gross profit                                                                        11,947            16,838
Selling, general and administrative expenses                                        16,296            14,760
Corporate expenses                                                                   1,896             1,744
                                                                             --------------    --------------

Income (loss) from operations                                                       (6,245)              334
Net interest income (expense) and other                                               (837)                4
Minority interest in subsidiary                                                          -               (10)
Other income                                                                             -               417
                                                                             --------------    --------------

Income (loss) before income taxes                                                   (7,082)              745
(Provision) benefit for income taxes                                                   669               (71)
                                                                             --------------    --------------

Net income (loss)                                                            $      (6,413)    $         674
                                                                             ==============    ==============


Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Basic net income (loss) per share, and net income (loss)
     per share - assuming dilution                                           $       (0.87)    $        0.09
                                                                             ==============    ==============

Weighted average shares outstanding - basic                                      7,357,881         7,333,249
                                                                             ==============    ==============

Weighted average shares outstanding - assuming dilution                          7,357,881         7,337,331
                                                                             ==============    ==============

See accompanying notes.

                          FIRST AVIATION SERVICES INC.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (IN THOUSANDS)

                                                                                         Nine Months Ended
                                                                                            October 31,
                                                                                        2006            2005
                                                                                     -----------     -----------
Cash flows from operating activities
Net income (loss)                                                                    $   (6,413)     $      674
Adjustments to reconcile net income (loss) to net
     cash used in operating activities - non-cash charges:
      Depreciation and amortization                                                       1,180             860
      Compensation paid through issuance of stock                                           107              99
      Effect of reserve adjustment on inventory                                           3,968             530
(Increase) decrease in current assets:
      Trade receivables                                                                  (4,425)         (3,651)
      Inventory                                                                             802          (9,971)
      Prepaid expenses and other                                                            137            (107)
Increase (expenses) in current liabilities:
      Accounts payable                                                                      (25)          4,920
      Accrued compensation and related expenses, and other accrued liabilities             (785)           (404)
      Income taxes payable                                                                 (783)            132
                                                                                     -----------     -----------

Net cash used in operating activities                                                    (6,237)         (6,918)

Cash flows from investing activities
Purchases of plant and equipment                                                         (1,369)         (2,247)
                                                                                     -----------     -----------

Net cash used in investing activities                                                    (1,369)         (2,247)

Cash flows from financing activities
Borrowings on revolving line of credit                                                      800          41,500
Repayments on revolving line of credit                                                     (500)        (41,500)
Repayments on notes payable                                                              (1,040)              -
Repurchase of preferred stock of subsidiary                                                   -            (500)
                                                                                     -----------     -----------

Net cash used in financing activities                                                      (740)           (500)
                                                                                     -----------     -----------

Net decrease in cash and cash equivalents                                                (8,346)         (9,665)

Effect of exchange rates on cash                                                              4              18

Cash and cash equivalents at beginning of period                                          9,488          22,584
                                                                                     -----------     -----------

Cash and cash equivalents at end of period                                           $    1,146      $   12,937
                                                                                     ===========     ===========

See accompanying notes.

                          FIRST AVIATION SERVICES INC.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                October 31, 2006

1.  BASIS OF PRESENTATION

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries Aerospace Products International, Inc. ("API"), Aerospace Products International, Ltd. ("API Ltd."), API Asia Pacific Inc. ("API Asia Pacific"), API China, Inc. ("API China"), and API Europe Ltd ("API Europe") (collectively, the "Company"), is one of the leading suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses. The Company's principal executive offices are located at 15 Riverside Avenue, Westport, Connecticut 06880. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three and nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2006.



2.  WEIGHTED AVERAGE SHARES OUTSTANDING - ASSUMING DILUTION

The following sets forth the  denominator  used in the computation of net income
(loss) per share - for basic and assuming dilution:

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               OCTOBER 31,                       OCTOBER 31,
                                                          2006             2005             2006              2005
                                                      -------------     ------------    -------------     -------------

  Denominator:
     Denominator for basic net income (loss)
        per share - weighted average shares             7,365,037         7,341,451       7,357,881         7,333,249
     Effect of dilutive employee stock options                  -                                 -
                                                                              2,401                             4,082
                                                      -------------     ------------    -------------     -------------
     Denominator for net income (loss) per
        share - assuming dilution, adjusted
           weighted average shares and assumed
           dilutions                                    7,365,037         7,343,852       7,357,881         7,337,331
                                                      =============     ============    =============     =============

For the three and nine months ended October 31, 2006, the denominator used in the calculation of loss per share - assuming dilution, was the same as the denominator used for basic loss per share because the effect of options would have been antidilutive. There were no potential shares of common stock that were excluded from the computation of diluted earnings per share because their effect was antidilutive for the three and nine months ended October 31, 2006.

3.  SHARE BASED PAYMENTS

The Company's non-employee directors receive a portion of their annual compensation in the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. The Company's non-employee directors receive compensation in cash for committee meetings and special board meetings, excluding the four regularly scheduled board meetings and the annual shareholders' meeting that is paid in stock as part of their annual compensation. For the three months ended October 31, 2006 and October 31, 2005, the Company issued 5,139 and 4,617 shares respectively, to directors in lieu of board fees. For the nine months ended October 31, 2006 and October 31, 2005, the Company issued 14,403 and 21,828 shares respectively, to directors in lieu of board fees.

The Company also has a Stock Incentive Plan (the "Plan"). The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock grants and stock purchase rights. A total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. Only employee stock options and shares issued to directors have been issued under the Plan. At October 31, 2006, 639,817 shares were available to be issued under the Plan.

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

The Company adopted FAS 123(R) on February 1, 2006. As required under FAS 123(R), the Company recognized a $13 expense in corporate expenses for options vested for the three month period ended October 31, 2006, and $40 expense in corporate expenses for options vested for the nine month period ended October 31, 2006. The fair value of each option issued was estimated at the date of grant. There were no options issued for the three and nine months ended October 31, 2006 and 2005. Prior to adoption of FAS 123 (R), as permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the three and nine months ending October 31, 2005 because all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

The impact of adopting FAS 123(R) increased the Company's basic net loss per share by $0.01 for the nine months ended October 31, 2006. There was no impact on the Company's net loss per share for the three months ended October 31, 2006.

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

Using the assumptions under the Black-Scholes option-pricing model, and the weighted-average fair value of each option granted, the net income and earnings per share that would have been recorded if the estimated fair value of options granted had been recorded as an expense for the three and nine months ended October 31, 2005, prior to adoption of FAS 123(R) on February 1, 2006, was:

                                                            Three Months Ended           Nine Months Ended
                                                             October 31, 2005             October 31, 2005
                                                            ------------------           -----------------
Net income, as reported                                            $ 90                        $ 674

Pro forma compensation expense for issuance of
  stock options, net of tax effect                                  (13)                         (39)
                                                                 -------                      --------
Pro forma net income                                               $ 77                        $ 635

BASIC NET INCOME PER SHARE, AND NET INCOME PER
SHARE - ASSUMING DILUTION AS REPORTED                              $0.01                       $0.09


PRO FORMA BASIC NET INCOME  PER SHARE, AND NET
INCOME  PER SHARE - ASSUMING DILUTION                              $0.01                       $0.09

All of the stock options vest ratably over two to five-year periods, beginning one year after the date of the grant, and expire ten years after issuance. At October 31, 2006, options for 102,150 shares (after forfeitures) had been issued under the Plan. The following table is a summary of activity related to stock options for the nine month period ended October 31, 2006:

                                                      WEIGHTED-
                                        NUMBER         AVERAGE      AVERAGE
                                          OF          EXERCISE     REMAINING
                                        OPTIONS         PRICE        LIFE
                                      -----------    ------------ ------------
Outstanding at February 1, 2006          206,350     $    4.37      7.2  YEARS

Granted                                       -            -            -

Exercised                                     -            -            -

Forfeited                                104,200          4.28      6.7
                                      -----------    ------------ ------------
Outstanding at October 31, 2006          102,150     $    4.47      6.9  YEARS
                                      ===========    ============
Exercisable at October 31, 2006           75,936     $    4.51
                                      ===========    ============

                                        NUMBER        WEIGHTED-
                                          OF          AVERAGE
                                       OPTIONS        EXERCISE
                                                        PRICE
                                      -----------    ----------
Nonvested at February 1, 2006             73,098     $   4.42

Granted                                       -             -

Vested                                   (27,553)        4.42

Forfeited                                (19,331)        3.93
                                      -----------    ----------
Nonvested at October 31, 2006             26,214     $   4.35
                                      ===========    ==========

The total fair value of options which vested during the three and nine months ended October 31, 2006, was approximately $4 (8,333 shares) and $78 (27,553 shares), respectively. As of October 31, 2006 $25 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of approximately 1.00 year.

The fair value of options which vested during the nine months ended October 31, 2006, was estimated assuming that no dividends will be declared and using risk-free rates ranging from 1.75% to 4.25%. Additionally, the Company assumed that the expected term of share options would be 5.0 years with volatility ranging from 0.31% to 0.37% based on historical prices of the Company's stock. The weighted average volatility was 0.33%.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R) and reported in the consolidated statements of cash flows. Companies can take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company will complete the process of evaluating the alternative methods during the fourth quarter of fiscal year 2007.

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. With certain limitations, the plan allows for eligible employees to purchase stock through payroll deductions at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. Under FAS 123(R), compensation charges are recorded for the ESPP. The Company issued 2,523 shares of stock under the ESPP plan during the nine months ended October 31, 2006. The compensation recorded for the nine months ended October 31, 2006 for the ESPP Shares was not significant.

4.  COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income results from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The increase to net (loss) to arrive at comprehensive income (loss) during the three months ended October 31, 2006 was due to an increase in the value of the U.S. dollar relative to the Canadian dollar. The decrease to net (loss) to arrive at comprehensive income (loss) during the nine months ended October 31, 2006 was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar. Comprehensive income (loss) for the periods shown was as follows:

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             OCTOBER 31,                     OCTOBER 31,
                                                        2006             2005            2006             2005
                                                   -------------    ------------    --------------    ----------
Net income (loss) as reported                      $  (4,241)       $       90      $   (6,413)       $    674

Net impact of foreign currency translation
  adjustments - gain (loss)                              (53)               63              38              83
                                                   -------------    ------------    --------------    ----------
Comprehensive income (loss)                        $  (4,294)       $      153      $   (6,375)       $    757
                                                   =============    ============    ==============    ==========

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

In the three months ended October 31, 2006, the Company recorded federal and state tax benefits in the amount of $810,000. The benefits arose due to a change in facts and circumstances and released assumptions that generated the establishment of federal and state tax liabilities in prior periods leading to the reversal of the liabilities in the current periods.

6.  RELATED PARTIES

The Company and First Equity Development Inc. ("First Equity"), the wholly-owned subsidiary of First Equity Group, Inc., and the majority stockholder of the Company, have an agreement relating to the allocation of potential investment and acquisition opportunities in the aerospace parts distribution and logistics businesses. The agreement was approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. First Equity Group, Inc. is beneficially owned by Mr. Aaron P. Hollander and Mr. Michael C. Culver, respectively Chief Executive Officer and Vice Chairman of the Board of the Company. Pursuant to the agreement, neither First Equity nor any of its majority-owned subsidiaries will consummate any acquisition of a majority interest in any aerospace parts distribution and logistics business anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the independent members of the Board of Directors of the Company. The agreement can be terminated by either party upon 30 days written notice to the other party. The agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from aerospace parts distribution or logistics, or to any advisory services performed by First Equity on behalf of third parties.

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective on April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. The Company has the option to renew the sublease for two additional five-year periods. Lease payments under this sublease totaled approximately $36 and $22, for the three months ended October 31, 2006, and 2005, and $92 and $67, for the nine months ended October 31, 2006, and 2005. The Company and First Equity also share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. Some business development expenses, such as joint marketing expense and business organizational dues, are shared on an equal basis. Management believes this method of allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $10 and $12, for the three months ended October 31, 2006, and 2005, respectively, and $35 and $32 for the nine months ended October 31, 2006, and 2005, respectively.

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

                                                             Three months ended                   Nine Months ended
                                                                October 31,                          October 31,
                                                            2006             2005                 2006         2005
                                                          --------          ------              --------     --------
Interest income                                           $    -             $   4                $   1         $  45
Interest expense                                            (293)              (53)                (847)         (116)
Other gains (losses)                                          61                54                    9            75
                                                          --------          ------              --------     --------
                                                          $ (232)            $   5                $(837)        $   4
                                                          ========          ======              ========     ========

 8.  REVOLVING LINE OF CREDIT

Aerospace Products International Inc., (the "Borrower") a direct wholly-owned subsidiary of First Aviation Services, Inc. (the "Guarantor") has a revolving line of credit under a Commercial Revolving Loan and Security Agreement (the " Agreement") and Guaranty Agreement (the "Guaranty") by and among the Borrower, Guarantor and TD Banknorth, the successor to Hudson United Bank (the "Lender") dated July 29, 2005.

The Agreement has a commitment expiration date of September 1, 2007. The Company is in the process of negotiating an amendment to the Agreement, under substantially the same terms, with TD Banknorth the successor to the Lender, to extend the expiration date of the facility to September 1, 2008.

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

The Agreement also provides for a one-time advance (the "Facility II") in an amount up to $3 million, subject to borrowing availability. The Facility II advance is repaid over 60 months at a fixed rate determined at the time of the drawdown of the advance, with the portion of the advance to be repaid within one year reported in current liabilities on the balance sheet. There are no outstanding amounts under Facility II at October 31, 2006 or January 31, 2006.

Borrowings under Facility I bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. For the three months ended October 31, 2006, API failed to maintain the specified trailing 12 month debt service coverage ratio for the quarter. The Company obtained a waiver from the Lender for the violation of the covenant. Substantially all of API's domestic assets are pledged as collateral under the Agreement, and First Aviation guarantees all borrowings under the Agreement. Based upon the terms in the proposed amendment at October 31, 2006, borrowings under the facility totaled $14.8 million at an interest rate of approximately 7.1%. Approximately $9.1 million was available under the facility at October 31, 2006.

9.  NOTES PAYABLE

                                                                               OCTOBER 31,            January 31,
                                                                                  2006                    2006
                                                                              --------------       ---------------
Notes Payable                                                                 $        1,330       $         2,370
Less : Current Portion                                                                  (636)               (1,125)
                                                                             ---------------       ----------------
Long-term portion of notes payable                                            $          694       $         1,245
                                                                             ===============       ===============

API entered into an initial parts purchase agreement on September 20, 2005 with a leading aircraft original equipment manufacturer ("OEM") to purchase $8.3 million of inventory, including a long-term agreement to sell parts. As of October 31, 2006, API had received approximately $7.1 million of this inventory. The OEM vendor agreed to partially finance the purchase with two amended promissory notes from API of $1.6 million and $1.4 million, with the Company entering into a guarantee agreement to ensure payment by API. The amended promissory note for $1.6 million is for a term of 4 years, at 5.0% interest per annum. The amended promissory note for $1.4 million is a non-interest bearing short-term note due within one year. The vendor financing promissory notes are subordinated to the Company's revolving line of credit

10. RESERVE FOR EXCESS AND OBSOLETE INVENTORY

The Company increased the allowance for excess and obsolete inventory by $4.0 million during the three months ended October 31, 2006 for an inventory purchase in October 2005 from an aircraft OEM. The additional reserve was derived from the data that became available during the quarter ended October 2006, and was used to calculate the estimate of the effect of excess and obsolete inventories.

As the result of normal review procedures, during the three months ended October 31, 2006, the Company started using an adjusted methodology for calculating the effect of slow moving and obsolete inventory. The adjusted methodology estimates the provision for excess and obsolete inventory based upon financial formulas that take into account quantities, costs, the age of the inventory on hand, historical and projected sales, and other inventory movements, adjusted for known or estimated factors such as new product lines and product return allowances. This method differs from the previous method which was based on historical aging. The impact of the change in methodology was not material to the Company's Operating results.

As a result of this review, the Company will continue to monitor the results of this method of estimating inventory reserves, however actual excess and obsolete inventories could differ significantly from such estimates and have a significant negative impact on the estimated allowance and the Company's financial performance.

11. RECENT ACCOUNTING ANNOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the Company beginning on February 1, 2007. The Company is currently reviewing this new standard to determine its effects, if any, on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR  STATEMENT  UNDER THE PRIVATE  SECURITIES  LITIGATION  REFORM OF ACT
1995.

CERTAIN STATEMENTS DISCUSSED IN ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", ITEM 3, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS", ITEM 1 OF PART II, "LEGAL PROCEEDINGS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE
FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT THE COMPANY'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONCERNING THE COMPANY'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL, THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS INCLUDE, THE COMPANY'S ABILITY TO OBTAIN PARTS AND COMPONENTS FROM ITS PRINCIPAL SUPPLIERS ON A TIMELY BASIS, DEPRESSED DOMESTIC AND INTERNATIONAL MARKET AND ECONOMIC CONDITIONS, ESPECIALLY THOSE CURRENTLY FACING THE AVIATION INDUSTRY AS A WHOLE, THE IMPACT OF CHANGES IN FUEL AND OTHER FREIGHT-RELATED COSTS, RELATIONSHIPS WITH ITS CUSTOMERS, THE ABILITY OF THE COMPANY'S CUSTOMERS TO MEET THEIR FINANCIAL OBLIGATIONS TO THE COMPANY, THE ABILITY TO OBTAIN AND SERVICE SUPPLY CHAIN MANAGEMENT CONTRACTS, CHANGES IN REGULATIONS OR ACCOUNTING STANDARDS, THE ABILITY TO CONSUMMATE SUITABLE ACQUISITIONS AND EXPAND, THE LOSS OF THE USE OF FACILITIES AND DISTRIBUTION HUB IN MEMPHIS, SIGNIFICANT FAILURE OF OUR COMPUTER SYSTEMS OR NETWORKS, EFFORTS TO COMPLY WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, AND OTHER ITEMS THAT ARE BEYOND THE COMPANY'S CONTROL AND MAY CAUSE ACTUAL RESULTS TO DIFFER FROM MANAGEMENT'S EXPECTATIONS. IN ADDITION, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DESCRIBED IN ITEM 7,
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2006, AND ITEM 3, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS", IN THIS REPORT FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2006. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR CAUTIONARY FACTORS, EXCEPT AS REQUIRED BY LAW.

GENERAL

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Parts International, Ltd. ("API Ltd."), API Asia Pacific Inc. ("API Asia Pacific"), API China, Inc. ("API China") and API Europe Ltd. ("API Europe") (collectively, the "Company"), is one of the leading suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in those accounting policies the Company considers critical from those described under the caption "Critical Accounting Policies", included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2006, except for the expensing of stock options as required by FAS 123(R) and the adjusted methodology the company uses for estimating the provision for excess and obsolete inventory described below. Prior to adoption of FAS 123(R) on February 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. As a result, no compensation expense was recognized because all grants were issued at the fair market value of the Company's common stock at the date of the grant. As the result of normal review procedures, during the three months ended October 31, 2006, the Company started using an adjusted methodology for calculating the effect of slow moving and obsolete inventory. The adjusted methodology estimates the provision for excess and obsolete inventory based upon financial formulas that take into account quantities, costs, the age of the inventory on hand, historical and projected sales, and other inventory movements, adjusted for known or estimated factors such as new product lines and product return allowances. This method differs from the previous method which was based on historical aging. The impact of the change in methodology was not material to the Company's operating results.

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

Net sales for the three months ended October 31, 2006 decreased $1.3 million, or 3.7%, to $32.4 million from $33.6 million for the three months ended October 31, 2005. The decrease was largely due to weakening markets in certain sectors. The decrease mainly reflected lower revenues to general aviation, retail, and aviation maintenance providers, offset by increased revenues in the airline and corporate sectors.

Net sales for the nine months ended October 31, 2006 versus the nine month period ended October 31, 2005 decreased $7.0 million or 7.2% to $91.3 million in 2006 versus $98.3 million in the comparable 2005 period. The reasons for the decrease in net sales for the nine months ended October 31, 2006 versus the nine months ended October 31, 2005, were due to weakening markets in the general aviation and aviation maintenance sectors and customer credits processed in the second quarter of the current fiscal year due to customer service issues.

In the four foreign geographic regions the Company serves, revenues decreased in the three months ended October 31, 2006 versus the comparable prior year period due to the reasons described above. The Company continues to be cautious with respect to providing credit to customers in the Latin American region, and this has had a negative impact on sales.

Freight revenue is a component of net sales and represents freight billed to customers. Freight revenue for the three months ended October 31, 2006 decreased 17.1%, to $397,000 from $479,000 for the prior year three month period ended October 31, 2005. For the nine month period ended October 31, 2006, freight revenue decreased 2.0% to $1,411,000 from $1,440,000 in the prior year nine month period. The decrease in the three and nine month periods ended October 31, 2006 was primarily due to reduced freight charges on large orders that qualified for freight incentives in the current three month period. The decrease in the three and nine month periods had a negative effect on gross profit margin as explained below under the caption "Gross Profit".

COST OF SALES

Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales.

Cost of sales for the three months ended October 31, 2006 increased $3.1 million, or 11.3%, to $31.1 million from $28.0 million for the three months ended October 31, 2005. Cost of sales for the nine month period ended October 31, 2006 decreased $2.1 million, or 2.6%, to $79.3 million from $81.5 million for the nine months ended October 31, 2005. Cost of sales for the three months ended October 31, 2006 increased due to a $4.0 million charge increasing inventory reserves in the quarter resulting due to an increase in the allowance for excess and obsolete inventory of $4.0 million during the three months ended October 31, 2006 for an inventory purchase in October 2005 from an aircraft OEM. The additional reserve was derived from the data that became available during the quarter ended October 2006, and was used to calculate the estimate of the effect of excess and obsolete inventories, as described in the notes to the financial statements. Cost of sales for the nine months ended October 31, 2006 decreased $2.1 million as the result of the decrease in revenues described in net sales offset by the impact of the increase in inventory reserves.

As a percentage of net sales, cost of sales increased to 96.2% versus 83.2% for the three month period ended October 31, 2006 versus 2005. The increase in the percentage of cost of sales compared to net sales for the three months ended October 31, 2006 compared to the three months ended October 31, 2005, was primarily due to the impact of the $4.0 million charge to reserves in the current year quarter.

Cost of sales as a percentage of net sales in the nine month period ended October 31, 2006 increased to 86.9% versus 82.9% in the nine month period ended October 31, 2005. The increase in the percentage of cost of sales compared to net sales for the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005, was due to the $4.0 million inventory reserve charge in the current year three month period.

GROSS PROFIT

Gross profit for the three months ended October 31, 2006 of $1.2 million, decreased $4.4 million or 78.0% over the prior year gross profit. Gross profit as a percentage of net sales decreased to 3.8% due to the inventory reserve described above. For the nine month period ended October 31, 2006, gross profit decreased $4.9 million or 29.1% versus the nine month period ended October 31, 2005. Gross profit as a percentage of net sales decreased to 13.1% versus 17.1% for the comparable period ended October 31, 2005, due primarily to the $4.0 million inventory reserve charge described above in the current year quarter.

Gross profit is also impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expense decreased gross profit by 12.2% and 9.2% for the three and nine month period ended October 31, 2006, compared to a decrease of 6.6% and 6.5%, respectively, in the comparable 2005 periods, due primarily to the amount of net freight expense in relation to total net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended October 31, 2006 increased by $381,000, or 7.7% to $5.4 million as compared to $5.0 million for the three months ended October 31, 2005. The increase for the three months ended October 31, 2006, over the comparable prior year period is due primarily to a $422,000 increase in bad debt expense due to an increase in the age of outstanding receivables and specific accounts placed in collections, and an increase in depreciation costs of $151,000 resulting from technology related expenditures reduced by a $136,000 gain on the sale of an airplane in the current quarter. Selling general and administrative expense as a percentage of revenues increased to 16.5% for the three months ended October 31, 2006 versus 14.8% for the three months ended October 31, 2005.

Selling, general and administrative expenses for the nine months ended October 31, 2006 increased by $1.5 million, or 10.4% to $16.3 million as compared to $14.8 million for the three months ended October 31, 2005. The increase for the nine months ended October 31, 2006, over the comparable prior year period is due primarily to an increase in salaries and related expense for operational personnel and IT, higher depreciation charges, an increase in bad debt expense due to the reasons cited in the three months above, and a one-time $250,000 lease termination penalty. Selling general and administrative expense as a percentage of revenues increased to 16.3% for the nine months ended October 31, 2006 versus 15.0% for the nine months ended October 31, 2005.

CORPORATE EXPENSES

Corporate expenses increased by $113,000 or 20.3% to $670,000 for the three months ended October 31, 2006 from $557,000 incurred during the three months ended October 31, 2005. The increase in corporate expenses in the quarter ended October 31, 2006 resulted primarily from a $62,000 increase in franchise tax expense due to refunds and adjustments in the prior year three month period, a $22,000 increase in outside service costs related to the bank financings and a $24,000 increase in travel related costs due to the China and Europe facilities.

Corporate expenses in the nine month period ended October 31, 2006 increased by $152,000 or 8.7% to $1,896,000 from the $1,744,000 incurred during the nine months ended October 31, 2005. The increase in corporate expenses in the nine months ended October 31, 2006 resulted primarily from a $102,000 increase in franchise tax expense referred to above, a $79,000 increase in travel related costs partially offset by a $52,000 reduction in costs related to the Board of Directors and corporate governance charges.

NET INTEREST INCOME (EXPENSE) AND OTHER

During the three months ended October 31, 2006, net interest income (expense) and other increased as an expense of $232,000 versus income of $5,000 in the three months ended October 31, 2005, principally due to a $240,000 increase in interest expense for the three months ended October 31, 2005. This increase was the result of financings outstanding for product line expansion, capital expenditures and working capital needs.

For the nine months ended October 31, 2006, net interest income (expense) and other increased as an expense of $837,000, principally due to a $731,000 increase in interest expense and a foreign exchange loss of $14,000 versus income of $76,000 in the nine months ended October 31, 2005. The increase was primarily the result of the increase in interest costs for the reasons described above and rising interest rates in the three month period.

BENEFIT (PROVISION) FOR INCOME TAXES

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

In the three and nine months ended October 31, 2006, the Company recorded federal and state tax benefits in the amount of $810,000. The benefits arose due to a change in facts and circumstances that released in assumptions that generated the establishment of federal and state tax liabilities in prior periods leading to the reversal of the liabilities in the current periods.


NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

The Company incurred a net loss of ($4,241,000), or ($0.58) per share for the three months ended October 31, 2006, compared to net income of $90,000, or $0.01 per share for the three months ended October 31, 2005, and a net loss of ($6,413,000) or ($0.87) per share for the nine months ended October 31, 2006 versus net income of $674,000 or $0.09 per share for the nine months ended October 31, 2005. The loss in the current year periods versus the income in the prior year periods was due to the reasons described in the preceding sections.

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

For the nine months ended October 31, 2006 the Company utilized $6.2 million in cash for operating activities, compared to $6.9 million cash used in operating activities for the nine months ended October 31, 2005. The use of cash in the nine months ended October 31, 2006 was principally due to the loss incurred, and an increase in trade receivables. Cash used in investing activities for the six months ended October 31, 2006, and 2005 was $1.4 million, and $2.2 million, respectively. Cash used in investing activities for the periods ended October 31, 2006 and 2005, respectively, was related to purchases of fixed assets and information technology costs. Cash used in financing activities for the nine months ended October 31, 2006, and 2005 was $740,000, and $500,000, respectively. Cash used in financing activities for the period ended October 31, 2006, is due to payments on notes payable issued during the fiscal year ended January 31, 2006, versus cash used to repurchase preferred stock of API of $500,000 during the quarter ended October 31, 2005.

First Aviation's aggregate cash used for capital expenditures for the nine months October 31, 2006, and 2005 was $1.4 million, and $2.2 million, respectively. The use of cash for capital requirements in the first nine months of fiscal 2007 is the result of expenditures for the Company's enterprise technology systems and equipment to handle current requirements and support the Company's growth and expansion. For fiscal year 2007 the amount required for capital expenditures currently is expected to range between $1.5 million and $2.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings.

API has a a new $20 million revolving line of credit facility which was increased to $25 million due to satisfying certain conditions regarding asset purchases, through a Commercial Revolving Loan and Security Agreement ("Agreement"). This Agreement expires on September 1, 2007. The Company is in the process of negotiating an amendment to the Agreement under substantially the same terms with the sucessor to the original lender, to extend the expiration date of the facility to September 1, 2008. Borrowings under this facility bear interest equal to LIBOR plus 1.5% and are limited to specified percentages of eligible trade receivables and inventories of API. The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on API's common stock is prohibited, except with the lender's consent, and API is required to maintain minimum levels of net worth and specified interest expense coverage ratios. API failed to maintain the specified trailing 12 month debt service ratio for the quarter. The Company obtained a waiver from the lender for the violation of the covenant. Substantially all of API's domestic assets are pledged as collateral under the facility, and First Aviation guarantees all borrowings under the Agreement. In October 2005, the line was increased to $25 million under provisions of the agreement as the result of a large inventory purchase made by the Company in September 2005. At October 31, 2006, borrowings under the facility totaled $14.8 million, at an interest rate of approximately 7.1%. Of the $14.8 million, $0.3 million represented a draw on the facility just prior to October 31, 2006. The Company would regularly draw down on the facility just prior to quarter end, hold the cash, and then repay the amount drawn shortly thereafter. The purpose was to show cash availability for potential acquisitions or other investment opportunities. The Company is currently using the facility more for inventory investment and working capital requirements. This represents a more frequent use of the line that have increased borrowing costs. Approximately $9.1 million was available under the facility at October 31, 2006. At October 31, 2006, borrowings under the facility have been reclassified as current. Management believes that the carrying amount of the Company's borrowings approximates fair market value because the interest rate is variable and resets frequently.

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

CONTRACTUAL OBLIGATIONS

As of October 31, 2006, there have been no material changes outside the ordinary course of the Company's business in the Company's specified contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2006.

Off -Balance Sheet Arrangements

         The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at October 31, 2006, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in an increase of approximately $291,000 in the net asset position of financial instruments at October 31, 2006. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $353,000 in the net asset position of financial instruments at October 31, 2006. During the three months ended October 31, 2006 the Company experienced foreign currency translation losses of ($53,000) due to a decrease in the value of the Canadian dollar relative to the U.S. dollar. For the nine months ended October 31, 2006, the Company experienced foreign currency translation gains of $38,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar.

Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of October 31, 2006.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.    OTHER INFORMATION

NONE

ITEM 6.    EXHIBITS

31.1 Certification of Principal Executive Officer required by Rule 13a-14(a).

31.2 Certification of Principal Financing Officer required by Rule 13a-14(a).

32.1 Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2 Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST AVIATION SERVICES INC.
                                                 (Registrant)


Date: December 15, 2006              /s/  Aaron P. Hollander
                                     -------------------------------------------
                                     Aaron P. Hollander,
                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)


Date: December 15, 2006              /s/ Bobbie Espitia
                                     -------------------------------------------
                                     Bobbie Espitia
                                     Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.        Description

31.1 Certification of Principal Executive Officer required by Rule 13a-14(a).

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a).

32.1 Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2 Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).