Form 10-K
period 2007-01-31
FIRST AVIATION SERVICES INC
filed 2007-05-07
CIK 1025743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the Year Ended January 31, 2007

                         Commission File Number 0-21995

                          First Aviation Services Inc.

                                  www.favs.com
                              www.apiworldwide.com

                               15 Riverside Avenue
                        Westport, Connecticut 06880-4214

                    Issuer's Telephone Number (203) 291-3300

           Securities Registered Pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
 Title of Each Class                          On Which Registered
 -------------------                          -------------------
 Common Stock, $0.01 Par Value               The NASDAQ Stockmarket LLC

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Act.
Yes___   No _X_

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check One:

    Large Accelerated Filer ___ Accelerated Filer ___ Non-Accelerated Filer _X_


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X -

The aggregate market value of voting common and non-voting equity held by non-affiliates as of July 31, 2006 was approximately $12.7 million.

The number of shares outstanding of the registrant's common stock as of April 27, 2007 was 7,378,851 shares.

                      Documents incorporated by reference:

Portions of the Registrant's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.


                          FIRST AVIATION SERVICES INC.
                                TABLE OF CONTENTS


Forward Looking Statements........................................................................................3

                                                          PART I

Item 1.    Business...............................................................................................3
Item 1A.   Risk Factors...........................................................................................6
Item 1B.   Unresolved Staff Comments .............................................................................8
Item 2.    Properties.............................................................................................8
Item 3.    Legal Proceedings......................................................................................8
Item 4.    Submission of Matters to a Vote of Security Holders....................................................9
           Executive Officers of the Registrant..................................................................10


                                                         PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities.....................................................................................11
Item 6.    Selected Financial Data...............................................................................12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................................21
Item 8.    Financial Statements and Supplementary Data...........................................................21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................21
Item 9A.   Controls and Procedures...............................................................................21
Item 9B.   Other Information.....................................................................................21


                                                         PART III

Item 10.   Directors, Executive Officers and Corporate Governance................................................22
Item 11.   Executive Compensation................................................................................22
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........22
Item 13.   Certain Relationships and Related Transactions, and Director Independence.............................22
Item 14.   Principal Accountant Fees and Services................................................................22


                                                         PART IV

Item 15.   Exhibits and Financial Statement Schedule.............................................................23
Signatures
           ......................................................................................................27
Index to Consolidated Financial Statements and Supplementary Data................................................F1



                          FIRST AVIATION SERVICES INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS DISCUSSED IN ITEM 1, "BUSINESS", ITEM 3, "LEGAL PROCEEDINGS",
ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", ITEM 7, "LIQUIDITY AND CAPITAL RESOURCES", AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT THE COMPANY'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONCERNING THE COMPANY'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL, THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS
EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS INCLUDE, THE COMPANY'S ABILITY TO OBTAIN PARTS AND COMPONENTS FROM ITS PRINCIPAL SUPPLIERS ON A TIMELY BASIS, DEPRESSED DOMESTIC AND INTERNATIONAL MARKET AND ECONOMIC CONDITIONS, ESPECIALLY THOSE CURRENTLY FACING THE AVIATION INDUSTRY AS A WHOLE, THE IMPACT OF CHANGES IN FUEL AND OTHER FREIGHT RELATED COSTS, RELATIONSHIPS WITH ITS CUSTOMERS, THE ABILITY OF THE COMPANY'S CUSTOMERS TO MEET THEIR FINANCIAL OBLIGATIONS TO THE COMPANY, THE ABILITY TO OBTAIN AND SERVICE SUPPLY CHAIN MANAGEMENT CONTRACTS,
CHANGES IN  REGULATIONS  OR  ACCOUNTING  STANDARDS,  THE  ABILITY TO  CONSUMMATE
SUITABLE ACQUISITIONS AND EXPAND, THE LOSS OF THE USE OF THE COMPANY'S FACILITIES AND DISTRIBUTION HUB IN MISSISSIPPI, SIGNIFICANT FAILURE OF OUR COMPUTER SYSTEMS, TELEPHONE SYSTEMS OR NETWORKS, EFFORTS TO COMPLY WITH
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, AND OTHER ITEMS THAT ARE BEYOND THE COMPANY'S CONTROL AND MAY CAUSE ACTUAL RESULTS TO DIFFER FROM MANAGEMENT'S EXPECTATIONS. IN ADDITION, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DESCRIBED IN ITEM 1A, "RISK FACTORS", ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR CAUTIONARY FACTORS EXCEPT AS REQUIRED BY LAW.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Parts International, Ltd. ("API Ltd."), API Asia Pacific Inc. ("API Asia Pacific"), API Europe Ltd. ("API Europe"), and API China, Inc.
("API  China"),   (collectively,  the  "Company"), is  one  of  the  premier suppliers of services to the aviation industry worldwide. The services the Company provides to the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for wheels, brakes and starter/generators, and the assembly of custom hoses.

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

INDUSTRY OVERVIEW

         The market for aerospace parts and supplies consists of two market sectors, the manufacturing parts sector and the aftermarket parts sector. These two market sectors are related, but require different customer focus to satisfy the needs of the market. The manufacturing parts sector caters to parts installed on new aircraft or engine construction. Large original equipment manufacturers ("OEMs") sell directly to aircraft manufacturers and fabricators the parts and supplies needed to manufacture new aircraft. The aftermarket parts sector caters to the needs of aircraft and engines already in service and typically out of warranty, and out-of-production aircraft and engines, all of which need maintenance, repair or modification. Typically, aircraft and engines that are older or had more use require more parts and services. Furthermore, within the aftermarket parts sector there is a market for new parts and supplies, as well as used and refurbished parts and supplies. New and used parts and supplies can be further categorized as consumables or repairable parts and supplies. Therefore many companies that cater to the aftermarket parts sector sell new parts and supplies, refurbished and repaired parts and may also provide overhaul and repair services on parts and components, typically to the same customers. Many suppliers and OEMs of parts and supplies have traditionally relied on third-party distributors, such as the Company, to service the aftermarket parts sector. Some of these suppliers would like to service this market sector directly, but in many cases do not have the market expertise or support infrastructure, so they turn to third party logistics ("3PL") providers for assistance. Similarly, end-users want to outsource their buy-side supply chain management needs and turn to 3PL providers for support. The Company provides the aftermarket supply services including the sale of parts, repair services and other supply chain services to end-users and suppliers.

         Based on information from a leading industry publication, Overhaul and Maintenance, the Company believes that the current annual worldwide market for new and used parts, components and consumable supplies for aircraft and engines is estimated to be approximately $23 billion. This market has leveled out and started to increase slowly after several years of decline. Of the worldwide market, an estimated $2.5 billion is supplied to the general aviation category of the aftermarket parts sector in which the Company principally operates, $5.0 billion goes through distribution to all market categories, and the balance is supplied directly to the end user. The aviation aftermarket parts sector includes passenger and cargo airlines, fleet and corporate aircraft operators, certified repair facilities, governments and military services, flight training schools, fixed base operators ("FBOs"), business aviation, helicopter and recreational operators. The aviation aftermarket parts sector is highly-fragmented, although there are a limited number of large, well-capitalized companies, including original equipment manufacturers ("OEMs"), and suppliers, selling a broad range of parts and services, as well as numerous smaller competitors serving niche markets.

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

         INDUSTRY CONDITIONS. The aftermarket parts sector in which the Company operates is affected by general economic conditions and specific market activity like flight activity, flight training, and air travel for business and pleasure. Overall business activity in the aftermarket parts sector is improving in the airline and corporate aviation sectors the Company serves, while the piston and general aviation sectors and corporate flight schools continue to struggle due to record high fuel prices and civil aviation flight restrictions. Bankruptcies have and may continue to occur in the airline industry, which have reverberating effects for all market sectors. The Company expects that the current level of business activity in the aftermarket parts sector will continue, but the timing of any further expansion remains uncertain. The Company continues to focus on its core business, to control its costs, investigate new sources of revenue, and expand its offering of services both within the aftermarket parts sector and the production environment through the use of technology and its infrastructure.

PRINCIPAL SUPPLIERS

         API has five suppliers from whom approximately 34%, 38%, and 40% of its total purchases were made during the years ended January 31, 2007, 2006 and 2005, respectively.

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

         The Company sells supply chain management services by identifying potential customers and opportunities in the industry through contacts within the industry, advertising and targeted marketing, recommendations from current customers, and leads from regional sales managers. Lead times for the procurement of new contracts is effected by the long-term nature of such contracts, implementation resource availability, relationship building with the customer and the substantial change often required of the customer's existing business model. The Company had a backlog of customer orders at January 31, 2007. The Company believes that the dollar value of these backlog orders is not significant. The Company is confident in its ability to fill the majority of these orders during its subsequent fiscal year ending January 31, 2008.

CUSTOMERS

         The Company currently has approximately 6,000 active customers. The Company is not reliant upon any single customer.

REGULATION

         Regulatory bodies such as the FAA, the Joint Airworthiness Administration, the Department of Defense (the "DOD"), and governments around the world require all aircraft and engines to follow defined maintenance programs to ensure airworthiness and safety. For parts and components distributed by the Company, including inventory managed by the Company under supply chain management services, the programs are developed by the original equipment manufacturer (OEM) or customer in coordination with the regulatory body. The Company must comply with regulations for shipping hazardous materials, and is subject to export control regulations. The Company has received certifications from the FAA covering its repair and overhaul facilities, and its hose shop. The DOD requires that parties providing parts for branches of the U.S. armed services comply with applicable government regulations, and the DOD continually reviews the operations of the Company for compliance with applicable regulations. In addition, the Company's Memphis, Tennessee and Southaven, Mississippi facilities are ISO/9002 certified and subject to periodic reviews.

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

EMPLOYEES

         As of January 31, 2007, the Company employed 212 persons on a full-time basis. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

GEOGRAPHIC AREAS

         Sales to unaffiliated foreign customers were approximately 28%, 25%, and 22% of net sales for the years ended January 31, 2007, 2006 and 2005, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America and Europe.

PRODUCTS AND SERVICES

         The Company reports its revenue as one reportable segment and believes it is impracticable to breakout various products and services for reporting purposes.

ITEM 1A.  RISK FACTORS

CAUTIONARY STATEMENTS

CERTAIN STATEMENTS MADE IN ITEM 1 "BUSINESS", ITEM 1A, "RISK FACTORS", ITEM 3, "LEGAL PROCEEDING", ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "LIQUIDITY AND CAPITAL RESOURCES", AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT THE COMPANY'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONCERNING THE COMPANY'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL, THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER IMPORTANT FACTORS, INCLUDE:

     o THE COMPANY'S CONTINUED ABILITY TO OBTAIN PARTS AND COMPONENTS FROM ITS PRINCIPAL SUPPLIERS ON A TIMELY BASIS. The Company's distribution services business is dependent upon the availability of parts, components and supplies from its suppliers. API does not have any long-term agreements or commitments from OEMs or other suppliers from whom it generally purchases parts, and is dependent upon these manufacturers for access to parts for resale. In addition, some OEM's, in an effort to find additional sources of income, are attempting to distribute directly to the customer and by-pass the Company as a distribution channel. A disruption in the Company's ability to obtain parts, components and supplies, for any reason, and without the ability to find alternative sources, would have an adverse impact on the Company's business.

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

     o THE IMPACT OF CHANGES IN FUEL PRICES. Fuel is a significant cost in the aviation industry and increases in the cost of fuel or lack of availability of fuel could have an adverse impact on overall flight activity levels, and the Company's business.

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

     o THE LOSS OF THE COMPANY'S FACILITIES AND DISTRIBUTION HUB. The Company's distribution hub is located in Mississippi and substantially all of its inventory is stored in a single warehouse facility. Losing access or use of this facility, through security concerns, natural disasters or damage to the building, would interrupt the Company's business and destroy or prevent the Company from accessing its inventory, which could significantly affect its business and operating results.

     o THE SIGNIFICANT FAILURE OF COMPUTER SYSTEMS, TELEPHONE SYSTEMS OR NETWORKS THAT DISRUPT BUSINESS OR OPERATIONS. The Company's computer systems, telephone systems and internal and external networks, and suppliers are crucial to service customers and manage operations. Significant disruptions or malfunctions of its computer and telephone systems or networks could have a material adverse effect on its business and results of operations.

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

     o THE COMPANY'S DISTRIBUTION MODEL RELIES HEAVILY ON THE USE OF FREIGHT CARRIERS SUCH AS FEDEX AND UPS FOR BOTH INBOUND SHIPMENTS OF PRODUCTS AND SUPPLIES AS WELL AS OUTBOUND CUSTOMER SHIPMENT VIA BOTH AIR AND GROUND TRANSPORTATION. Disruption or outages of these services or significant increases in freight costs that cannot be passed on to the customer could have a material adverse effect on sales, business operations and results of operations.

     o CHANGES IN REGULATIONS. The company is subject to FAA regulations. The FAA is considering changes in user fees for air traffic activity. An increase in user fees for the general aviation sector may adversely impact the operating results of the Company. The ultimate outcome and the impact on the Company cannot be determined at this time.

     o LOAN COVENANT RESTRICTIONS. The Company's debt includes restrictive and financial covenants. Changes in these covenants or the Company's inability to comply with these covenants could have a significant impact on business operations and results of operations.

     o COMPLIANCE WITH ENVIRONMENTAL REGULATIONS. The Company's inability to comply with changes in environmental regulations could have a material adverse effect on business operations.

     o PRODUCT LIABILITY CLAIMS. Product liability claims and claims not covered by insurance could have a material adverse effect on business operations.

     o THE FACTORS NOTED ABOVE ARE NOT ALL INCLUSIVE. All of the factors should be considered carefully when reviewing the Company's current results and forward-looking statements. The Company undertakes no obligation to update any forward-looking statements or cautionary factors except as required by law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.


ITEM 2.   PROPERTIES

         The Company leases all of its facilities, described below:

                                                                                           SQUARE         LEASE
LOCATION                               ENTITY                       DESCRIPTION            FOOTAGE        EXPIRATION
--------                               ------                       -----------            -------        ----------
Westport, CT                           First Aviation               Executive offices         3,000             2012

Southaven, MS                          API                          Distribution            172,000             2012

Memphis, TN                            API                          Technologies/sales       35,500             2013

Calgary, Canada                        API Ltd.                     Sales                     5,600             2009

Montreal, Canada                       API Ltd.                     Sales                     7,270             2008

Clark Field, Pampanga,
 Philippines                           API Asia Pacific             Distribution/sales       22,235             2010

Shanghai, China                        API Shanghai Ltd.            Distribution/sales       16,960             2011


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

         Supplemental Item:

         Executive Officers of the Registrant

         The Company's executive officers, their ages and backgrounds are as follows:


         AARON P. HOLLANDER, 50, co-founded and has served as Chairman of the Board of Directors of the Company since March 1995. In October 2006, Mr. Hollander succeeded Michael Culver as Chief Executive Officer of the Company. In 1985, Mr. Hollander, along with Mr. Culver, co-founded First Equity Group Inc. ("First Equity Group"), and has served as its President and Co-Chief Executive Officer since that time. First Equity Group's ownership interests, in addition to the Company, include First Equity Development Inc., an aerospace investment and advisory firm, ("First Equity"), Skip Barber Racing School, LLC ("Skip Barber") and Imtek, Inc. ("Imtek"), a specialty marketing and fulfillment company. Mr. Hollander is a director and serves as the Chief Executive Officer of Skip Barber, and is the Chairman and CEO of the Board of Directors of Imtek.

         BILL REZNICEK, 47, became First Aviation's Vice President and Chief Financial Officer in January 2007. Mr. Reznicek previously served as Vice President of Finance and IT for Lancaster Colony Automotive Products Division from June 2000 until January 2007. Prior to his position at Lancaster Colony Automotive Products, Mr. Reznicek held various other executive and financial management positions with public and privately held companies. Mr. Reznicek received his CPA certification from the state of Tennessee in 1993.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         MARKET INFORMATION. First Aviation's common stock trades on The NASDAQ Small Cap Market under the symbol FAVS. The table below sets forth the quarterly high and low closing market sales prices for First Aviation's common stock as reported by the NASDAQ Stock Market.


                    Year Ended                                                Year Ended
                 January 31, 2007                                          January 31, 2006
----------------------------------------------------      -------------------------------------------------
                        HIGH                LOW                                HIGH                  LOW
                        ----                ---                                ----                  ---
First Quarter           $4.35               $3.90         First Quarter        $4.70                $4.00
Second Quarter          $4.80               $3.69         Second Quarter       $4.50                $3.71
Third Quarter           $3.93               $3.32         Third Quarter        $4.49                $3.65
Fourth Quarter          $3.93               $3.45         Fourth Quarter       $4.50                $3.71

         HOLDERS. As of April 27, 2007, there were 15 holders of record of First Aviation's common stock.

         DIVIDENDS. First Aviation did not pay a dividend in the fiscal years ended January 31, 2007 and 2006. In January 2003, First Aviation paid a special cash dividend of $1.00 per share. The total cash paid was $7.3 million. This is the only cash dividend or distribution paid on First Aviation's common stock since its inception. At this time, First Aviation anticipates that, for the foreseeable future, all earnings will be retained for use in the Company's business and no cash dividends will be paid on the common stock. In addition, API's credit facility prohibits the payment of cash dividends from API to First Aviation without the lender's consent. Any payment of cash dividends in the future on the common stock will be dependent upon First Aviation's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, the ability of its subsidiaries to pay dividends or otherwise make cash payments or advances to it (as described above), and restrictions, if any, under any current or future debt obligations, as well as other factors that the Board of Directors deems relevant.

         REPURCHASES. In the fourth quarter of the fiscal year ended January 31, 2007, First Aviation did not purchase any shares of its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The  selected  financial  data  set  forth  below  should  be  read  in conjunction with the "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.


                                                                              Year Ended January 31,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               2007         2006       2005          2004        2003
                                                             ---------    --------   ---------    ---------    ---------

BALANCE SHEET SUMMARY:

Working capital (1)                                          $  17,906    $ 47,234   $  47,179    $  49,143    $  47,996

Total assets                                                    62,235      73,348      65,199       64,982       65,041

Current obligations under capital leases and notes payable         340       1,125        --           --              4

Revolving line of credit                                        22,100        --          --           --           --
Long-term debt and notes payable                                   956      15,745      14,500       14,500       14,500
Other long-term liabilities                                       --          --         1,041        1,041        1,041
Total stockholders' equity                                   $  22,045    $ 36,452   $  34,634    $  36,565    $  36,094
Book value per share outstanding (2)                         $    2.99    $   4.96   $    4.73    $    5.02    $    4.98
Cash dividends paid per share                                     --          --          --           --      $    1.00
Common shares outstanding                                        7,379       7,353       7,322        7,284        7,251

RESULTS OF OPERATIONS SUMMARY (3):

Net sales                                                    $ 119,361    $131,525   $ 124,249    $ 105,777    $ 101,737
Gross profit                                                    12,806      23,051      20,724       19,536       18,473

Income (loss) from operations                                  (14,299)        746      (2,142)        (121)      (1,577)

Income (loss) before income taxes                              (15,189)      1,095      (2,108)         (14)      (1,413)
Provision (benefit) for income taxes                              (695)         71         121          (25)       1,786
                                                             ---------    --------   ---------    ---------    ---------
Income (loss) from continuing operations before                (14,494)      1,024      (2,229)          11       (3,199)
     accounting change
Cumulative effect of change in accounting (4)                     --          --          --           --         (2,735)
                                                             ---------    --------   ---------    ---------    ---------
Net income (loss)                                            $ (14,494)   $  1,024   $  (2,229)   $      11    $  (5,934)
                                                             =========    ========   =========    =========    =========
Basic income (loss) per share from continuing                $   (1.97)   $   0.14   $   (0.31)   $    0.00    $   (0.44)
     operations
Basic net income (loss) per share                            $   (1.97)   $   0.14   $   (0.31)   $    0.00    $   (0.82)

Weighted average shares outstanding - basic                      7,362       7,337       7,302        7,267        7,225
                                                             ---------    --------   ---------    ---------    ---------
Income (loss) per share from continuing operations           $   (1.97)   $   0.14   $   (0.31)   $    0.00    $   (0.44)
     - assuming dilution
Net income (loss) per share - assuming dilution              $   (1.97)   $   0.14   $   (0.31)   $    0.00    $   (0.82)
Weighted average shares outstanding - assuming
    dilution                                                     7,362       7,341       7,302        7,282        7,225
                                                             ---------    --------   ---------    ---------    ---------

NOTES TO SELECTED FINANCIAL DATA

(1) Includes revolving line of credit at January 31, 2007 scheduled to expire on September 1, 2008.
(2) Book value per share outstanding is calculated by taking total stockholders' equity and dividing by common shares outstanding.
(3) During the year ended January 31, 2007, the Company recorded charges of $4.5 million and $2.6 million, respectively to increase its inventory valuation allowance and its allowance for doubtful accounts. During the year ended January 31, 2006, the Company recorded $0.4 million of litigation income. During the year ended January 31, 2003, the Company recorded a charge of $0.8 million to increase its allowance for doubtful trade receivables, recorded an income tax charge of $2.0 million to establish a valuation allowance against its deferred income tax assets, recorded a net charge of $2.7 million upon adoption of a new accounting principle related to goodwill, and paid a special cash dividend of $1.00 per share.
(4) Goodwill was recognized upon First Aviation's acquisition of API's business in 1997 and upon the acquisition of Superior's distribution business in 2001. All goodwill recorded with these acquisitions was written off during the quarter ended April 30, 2002. Pursuant to FAS 142, goodwill is not amortized but is tested periodically for impairment using discounted cash flows and other fair value methodologies.

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

GENERAL

         The Company is a leading supplier of products and services to the aerospace industry worldwide, including the provisioning and the supply of aircraft parts and components, and supply chain management services. The Company also builds custom hose assemblies, and performs overhaul and repair services for wheels, brakes and starters/generators.


The Company's revenues decreased for the year ended January 31, 2007. Customer service issues during the fiscal year, primarily the result of issues with the installation of new ERP systems and a telephone system upgrade, and weakening markets in the general aviation and aviation maintenance sectors were the major reasons for the decrease in revenue. Decreased gross profit, increased overhead and increases in bad debt reserves resulted in a loss for the year. Cash levels decreased primarily due to payments to vendors to ensure uninterrupted supplies of saleable product, expenditures for equipment and enterprise software, and expenditures related to the relocation of the Company's primary distribution center to Southaven, MS. The Company believes that while we feel we have recovered from the customer service issues that adversely impacted revenues and gross profit, it will take some time to fully restore customer confidence.

Recovery in the industry has been sporadic since 2001, and overall business activity in the aerospace industry continues to be influenced by several factors, including historically high fuel prices. Although the extent and timing of further increases in market activity is uncertain, the Company continues to look for opportunities for new markets and revenues, increased margins, improved cost controls, and expanded service offerings.

CRITICAL ACCOUNTING POLICIES

         The Company is required to provide additional disclosure and commentary on those accounting policies considered most critical. An accounting policy is deemed to be critical if it is important to the Company's financial condition and results, and requires judgment and estimates on the part of management in its application. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of judgments, estimates and assumptions to determine the measurement of revenues and expenses, and the realizable value of certain assets and liabilities. These estimates and assumptions are based upon information available at the time the estimates or assumptions are made. The estimates and assumptions could change significantly as conditions within and beyond management's control change. Therefore, actual results could differ significantly from the estimates. The most significant estimates made in preparing the Company's financial statements include the determination of the allowance for doubtful accounts, the allowance for excess and obsolete inventories, and deferred income tax asset valuations. The Company also has other policies that it considers key accounting policies such as revenue recognition, however this policy typically does not require the Company to make estimates or assumptions regarding the recognition of revenue. The following is a discussion of the critical accounting policies and the related judgments, estimates and assumptions utilized in preparing the Company's consolidated financial statements. A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

REVENUE RECOGNITION

         The Company's net sales consist of sales of services to the aviation industry, including parts and components supply services, supply chain management services, and component overhaul and repair services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when supply chain management services have been provided to the customer, or when overhauled and repaired items are completed and shipped back to the customer. Shipping and handling fees billed to customers are included in net sales. The terms and nature of supply chain management services are stipulated in a long-term contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide the cost effective services to the customer. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customers' inventory, the Company takes a fee based on the cost of providing services, and not on the sales value of the product.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts is established based on estimates of the amount of uncollectible trade receivables, utilizing financial formulas based principally upon historical experience, the credit worthiness of the customer, the age of the account, the estimated risk that the account can be collected, and specific identification. Collection of trade receivables is affected by aviation industry and market trends, overall economic trends and conditions, and customers' credit issues and financial condition. A change in any of these factors may have a significant negative impact upon the estimated allowance, and the Company's financial performance. As the result of normal review procedures, in the three months ended January 31, 2007, the Company revised the percentage it uses to calculate reserves on overdue accounts to bring the allowance more in line with historical collection realizations.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for First Aviation beginning on February 1, 2007. The Company at this time is still evaluating the impact, if any, that the adoption of FIN 48 will have on its financial statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages of the Company's net sales that certain income and expense items represent.

                                                                  Year Ended January 31,
                                                      ------------    ------------    ------------
                                                          2007            2006            2005
                                                      ------------    ------------    ------------
  Net sales                                              100.0%          100.0%          100.0%
  Cost of sales                                           89.3            82.5            83.3
                                                      ------------    ------------    ------------
  Gross profit (a)                                        10.7            17.5            16.7
  Selling, general and administrative expenses            20.6            15.1            16.1
  Corporate expenses                                       2.0             1.8             2.4
                                                      ------------    ------------    ------------
  Income (loss) from operations                          (11.9)            0.6            (1.8)
  Interest income                                          0.0             0.0             0.1
  Interest expense and other expense, net                 (0.8)           (0.1)            -
  Other income                                             0.0             0.3             -
                                                      ------------    ------------    ------------
  Income (loss) before income taxes                      (12.7)            0.8            (1.7)
  (Provision) benefit for income taxes                     0.6             0.0            (0.1)
                                                      ------------    ------------    ------------
  Net income (loss)                                      (12.1)%           0.8%           (1.8)%
                                                      ------------    ------------    ------------


(A) GROSS PROFIT MARGIN IN 2007 WAS IMPACTED BY THE INCREASE IN INVENTORY RESERVES DURING THE QUARTER ENDED OCTOBER 31, 2006.


YEAR ENDED JANUARY 31, 2007 COMPARED TO YEAR ENDED JANUARY 31, 2006


NET SALES

         Net sales for the year ended January 31, 2007 decreased $12.2 million, or 9.2%, to $119.4 million from $131.5 million for the year ended January 31, 2006. The decrease was largely due to market weakness in the general aviation and the aviation maintenance sectors that were impacted by the record high prices of gasoline, and customer service issues. The decreases were partially offset by increased revenue in the Company's corporate aviation sector. The revenue decreases occurred across all geographic regions. Sales to unaffiliated foreign customers during the year ended January 31, 2007 was approximately 28% of the total sales of the Company during that period.

         Freight revenue is a component of net sales and it represents freight billed to customers. Freight revenue declined for year ended January 31, 2007 by 15.0% to $1.7 million from $2.0 million for the prior year ended January 31, 2006. The decrease was primarily the result of reduced freight charges to customers on larger orders that qualified for freight incentives in the third and fourth quarters of the fiscal year ended January 31, 2007. The decrease in freight billed to customers in the current fiscal year had an adverse effect on gross profit margin as explained below under the caption "Gross Profit".

COST OF SALES

         Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales. Cost of sales for the year ended January 31, 2007 decreased $1.9 million, or 1.8%, to $106.6 million from $108.5 million for the year ended January 31, 2006. During the year ended January 31, 2007, cost of sales increased due to a $4.0 million charge increasing reserves in the third quarter due to an increase in the allowance for excess and obsolete inventory for an inventory purchase in October 2005 from an aircraft OEM. The additional reserve was derived from data that became available during the quarter ended October 31, 2006, and was used to calculate the estimate of the effect of excess and obsolete inventories as described in the notes to the financial statements. The decrease in cost of sales for the twelve months ended January 31, 2007 versus 2006 was due primarily to the corresponding decrease in net sales of parts and components described in net sales, offset by the impact of the increase in inventory reserves of $4.0 million in the third quarter ended October 31, 2006 described above.

         As a percentage of net sales, cost of sales increased for the year ended January 31, 2007, to 89.3% from 82.5%, for the year ended January 31, 2006. The increase in the percentage of cost of sales compared to net sales for the twelve months ended January 31, 2007, compared to 2006, was due primarily to the increase in inventory reserves described above and a decrease in revenue derived from the higher profit margin services sector.


GROSS PROFIT

         Gross profit for the year ended January 31, 2007 decreased $10.2 million or 44.4% to $12.8 million, compared to gross profit for the year ended January 31, 2006. Gross profit as a percentage of net sales also decreased to 10.7% for the year ended January 31, 2007, from 17.5% for the comparable prior year period. Gross profit margin for the twelve month period decreased compared to the prior year principally due to the $4.0 million increase in the allowance for excess and obsolete inventory mentioned above under the caption "Cost of Sales", the decrease in revenue described above under the caption "Net Sales", and was also negatively impacted by an increase in net freight expense as described below.

         Gross profit is impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. The excess of freight expense versus freight billed to customers ("net freight expense") reduced gross profit by 11.1% and 5.7% for the year ended January 31, 2007 and 2006, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the twelve months ended January 31, 2007 increased by $4.7 million to $24.7 million compared to the expense incurred for the twelve months ended January 31, 2006. The increase in costs in the current year were primarily due to a $2.4 million increase in bad debt expense, a $1.0 million increase in payroll costs resulting from the required capitalization of prior year salary charges related to IT development costs, $0.4 million in additional IT related amortization expense in the current year, and costs related to the relocation of the Memphis, TN distribution hub to Southaven, MS. Selling, general and administrative expense as a percentage of revenues increased to 20.6% for the current year versus 15.1% for the year ended January 31, 2006.

CORPORATE EXPENSES

Corporate expenses for the twelve months ended January 31, 2007 were flat at $2.4 million versus the prior year twelve month period.

 INTEREST INCOME AND INTEREST EXPENSE AND OTHER EXPENSES, NET

         During the year ended January 31, 2007, interest income from investing the Company's cash in short term investments, decreased by $46,000 to $1,300 over the comparable prior year period. The decrease in income was due to lower excess cash balances invested. Interest and other income (expense) resulted in expense of $961,000 for the current year twelve months versus expense of $105,000 in the prior year period principally due to an increase in interest expense of $948,000 on borrowings, reduced by an increase in foreign exchange income of $67,000 versus the prior year.

BENEFIT (PROVISION) FOR INCOME TAXES

         The Company recorded a net tax benefit of $695,000 for the current year ended January 31, 2007 primarily as the result of recording federal and state tax benefits of $756,000 that arose due to a change in facts and circumstances that related to assumptions that generated the establishment of federal and state tax liabilities in prior periods leading to the reversal of the liabilities in the current periods, partially reduced by a provision for income taxes related to foreign income tax expense for operations in the Philippines. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded as it is more likely than not that the deferred tax asset will not be realized. The Company's effective tax rate for the period ended January 31, 2007 was (4.7%) versus the 34.0% statutory rate due primarily to the valuation allowance on US losses incurred and the benefit provided by the reversal of prior period tax liabilities.



NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

         The Company recognized a net loss of $14.5 million or $1.97 per share for the year ended January 31, 2007, compared to net income of $1.0 million or $0.14 per share for the year ended January 31, 2006. The decline in operating results was due to the reasons described in the preceding sections.


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

COST OF SALES

         Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales. Cost of sales for the year ended January 31, 2006 increased $5.0 million, or 4.8%, to $108.5 million from $103.5 million for the year ended January 31, 2005. The increase in cost of sales was due primarily to the corresponding increase in net sales of parts and components.

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

 INTEREST INCOME AND INTEREST EXPENSE AND OTHER EXPENSES, NET

         During the twelve months ended January 31, 2006, interest income from investing the Company's cash in short term investments, decreased by $19,000 to $47,000 over the comparable prior year period. The decrease in income was due to lower excess cash balances invested. Interest and other income (expense) resulted in expense of $105,000 for the current year twelve months versus income of $10,000 in the prior year period due to an increase in interest expense of $170,000 on borrowings, reduced by an increase in foreign exchange income of $56,000 versus the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise principally from its working capital needs. In addition, the Company has liquidity requirements to fund capital expenditures to support its current operations, and facilitate growth and expansion. The Company funds its liquidity requirements with a combination of cash on hand, cash flows from operations, and from borrowings under a secured revolving credit facility and certain notes.

         Cash and cash equivalents at any time may consist of a combination of demand deposits, money market or short-term, high-grade bond funds, and short-term certificates of deposit.

         The reduction in cash for the year ended January 31, 2007 was principally the result of an increase in customer trade receivables, payments to principal vendors for product purchases, purchases of equipment and software, and expenditures related to the relocation of the Company's primary distribution facility to Mississippi.

         The Company's cash used in operations for the years ended January 31, 2007, 2006 and 2005 was $(13.0) million, $(8.8) million, and $(1.5) million, respectively. Cash used in operations for the year ended January 31, 2007 was primarily due to the loss incurred, an increase in trade receivables and a decrease in accounts payable for payments to vendors for product puchases. Cash used in investing activities for the years ended January 31, 2007, 2006 and 2005 was $(1.5) million, $(3.2) million, and $(1.0) million, respectively. Cash used in investing activities for these years was related to purchases of fixed assets and enterprise software and ecommerce initiatives and facilities enhancements. Cash provided by (used in) financing activities for the years ended January 31, 2007, 2006 and 2005 was $6.5 million, $(1.1) million, and nil, respectively. Cash provided by financing activities for the year ended January 31, 2007 resulted from borrowings against the revolver to fund operations offset by payments on notes payable.

         First Aviation's aggregate cash used for capital expenditures for the years ended January 31, 2007, 2006 and 2005 was $1.6 million, $3.2 million, and $1.0 million, respectively. The capital requirements in fiscal 2007 were the result of current upgrades to the Company's enterprise system and equipment to handle current requirements and support the Company's move to a state of the art distribution facility in Southaven, MS. For fiscal year 2008 the amount required for capital expenditures currently is expected to range between $.5 million and $1.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings under its revolving credit facility.

         On January 11, 2007, API and API Ltd. entered into a Second Amended and Restated Loan and Security Agreement (the Agreement) with TD Banknorth, NA. This Agreement, which expires on September 1, 2008, replaces the Company's previously existing $25 million revolving credit facility with the Lender's predecessor-in-interest, which was scheduled to expire September 1, 2007. The Agreement provides for a 21 month senior revolving credit facility (the Revolving Loan Facility) in the amount of $25 million, subject to a borrowing base based on a formula of qualifying assets as well as outstanding letters of credit. The proceeds of any loans made under the Revolving Loan Facility will be used for working capital purposes in the ordinary course of business.

         The Agreement also provides for a Line of Credit/Term Facility (the Term Loan Facility) in an amount up to $3 million, subject to borrowing availability. The proceeds of this advance under the Term Loan Facility will be used for the purpose of purchasing certain equipment for use in the ordinary course of business. There were no borrowings outstanding under the Term Loan Facility at January 31, 2007.

         The Revolving Loan Facility bears interest at the option of the Borrower (i) at the prime rate in effect from time to time, (ii) at the adjusted LIBOR for the applicable interest period plus 150 or 175 basis points depending upon financial ratios of the Borrower, or (iii) at the FHLB Rate (Federal Home Loan Bank Rate). The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on the Company's common stock is prohibited, except with the lender's consent, and the Company is required to maintain minimum levels of Tangible Capital Base and specified Debt Service Coverage. Substantially all of the Company's Domestic and Canadian assets are pledged as collateral under the Agreement, and the Company guarantees all borrowings under the Agreement.

         On April 27, 2007, the Company entered into an amendment to the Second Amended and Restated Loan and Security Agreement dated January 11, 2007. The amendment provides for a waiver from the lender of the Company's violation of it financial covenants for the three months ended January 31, 2007. Pursuant to the amendment, the Company also agrees to immediately repay any balances owing under the Term Loan Facility and that the Term Loan Facility agreement would terminate immediately. Changes to the debt services coverage ratios, the minimum Tangible Capital Base, and interest rate pricing were also modified as a result of the amendment.

         The amendment further allows the Company to select an interest period of twelve months for up to $15 million of the outstanding Revolving Loan Facility. Interest rate pricing under the amendment ranges from LIBOR plus 1.5% to LIBOR plus 2.25%, depending on debt service coverage ratios.

         The entire Revolving Loan Facility is classified as current debt based upon the subjective acceleration clause and required lockbox cash management agreement. At January 31, 2007, borrowings under the Revolving Loan Facility totaled $22.1 million, at an interest rate of approximately 6.8%. Approximately $0.3 million was available under the Revolving Loan Facility at January 31, 2007.

         Based upon current and anticipated levels of operations, the Company believes that its cash on hand and cash flow from operations, combined with borrowings available under the revolving loan facility will be sufficient to meet its current and anticipated cash operating requirements through the year ending January 31, 2008, including scheduled interest payments, working capital needs, and capital expenditures.

INFLATION

         The Company does not believe that the relatively moderate levels of inflation that have been experienced in the United States, Canada and Asia have had a significant impact on its revenues or operations.

OFF - BALANCE SHEET ARRANGEMENTS

         The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

         The following table sets forth the Company's contractual obligations as of January 31, 2007:

                                                                       Payments due by period
                                                             Less than            1-3              3-5          More than
(AMOUNTS IN THOUSANDS)                        TOTAL            1 year            years            years          5 years
                                        ----------------------------------- --------------------------------------------------

Revolving Line of Credit (1)            $   22,100        $        -         $  22,100        $      -        $      -
Notes Payable (2)                            1,296               340               956               -               -
Operating Lease Obligations (3)              5,624             1,177             2,735           1,712               -
Purchase Obligations (4)                    21,217            21,217                 -               -               -

Total                                   $   50,237        $   22,734         $  25,791        $  1,712        $      -

Notes to Contractual Obligations Data:
(1) Revolving line of credit consists of API's revolving loan facility through a Commercial Revolving Loan and Security Agreement as described in LIQUIDITY AND CAPITAL RESOURCES, above.
(2) Notes Payable consists of vendor financing principal and interest for inventory purchases as described in the footnotes to the consolidated financial statements of the Company.
(3) Operating leases includes minimum rental payments under non-cancelable leases of one year or longer.
(4) Purchase obligations represent cancelable open purchase orders in the normal course of business for parts inventory. Although such open purchase orders are generally cancelable, the Company intends to execute substantially all of them.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income or loss as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at January 31, 2007, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $202,000 in the net liability position of financial instruments at January 31, 2007. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in an increase of approximately $246,000 in the net liability position of financial instruments at January 31, 2007. During the year ended January 31, 2007 the Company experienced a comprehensive loss of $51,000, due to a decrease in the value of the Canadian dollar relative to the U.S. dollar. The Company did not experience any significant changes in market risk during the twelve months ended January 31, 2007. Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements, which appears on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disclosure required.


ITEM 9A.   CONTROLS AND PROCEDURES

         The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2007. Based on their evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2007.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-l5(f) and 15d-l5(f) under the Exchange Act) that occurred during the Company's fourth fiscal quarter of the fiscal year ended January 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.   OTHER INFORMATION

         No disclosure required.

                                    PART III



ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT
          AND CORPORATE GOVERNANCE

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE

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

                                    PART IV



ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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

10.7 Amendment No. 1 dated as of December 31, 2003, to Sublease Agreement dated as of December 31, 1996, between First Equity and the Company.

10.8 * Amendment No. 1 to the First Aviation Services Inc. Stock Incentive Plan (filed as exhibit 10.39 to Company's Annual Report on Form 10-K for the year ended January 31, 1998 (No. 0-21995), and incorporated herein by reference).

10.9 Amendment No. 2 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-25915) on September 20, 2001, and incorporated herein by reference).

10.10 Letter, effective February 1, 2002, by and between First Equity Development Inc. and its affiliates and First Aviation Services Inc. regarding pursuit of acquisition opportunities (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended January 31, 2002 (No. 0-21995), and incorporated herein by reference).

10.11 Amendment No. 3 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (No. 0-21995), and incorporated herein by reference).

10.12 Form of Incentive Stock Option Award Agreement Letter Pursuant to the 1997 Stock Incentive Plan (filed as Exhibit 10.23 to the Company's
         Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.13    Compensation  Arrangements  with Certain  Executive  Officers (filed as
         Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference).

10.14 Compensation of Non-Employee Directors (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference).

10.15 Description of Amendment to letter regarding pursuit of Acquisition Opportunities (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference).

10.16 Compensation for Services of the Board of Directors of First Aviation Services Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2005 (No. 0-21995), and incorporated herein by reference).

10.17 Preferred Stock Purchase Agreement, dated as of June 20, 2005, between Signature Combs, Inc. (f/k/a AMR Combs, Inc.) and Aerospace Products International, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2005 (No. 0-21995), and incorporated herein by reference).

10.18 Amended and Restated Commercial Revolving Loan and Security Agreement, dated as of July 29, 2005, entered into by Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc. and Hudson United Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.19 Amended and Restated Guaranty, dated as of July 29, 2005, entered into by First Aviation Services, Inc. (on behalf of Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc.) and Hudson United Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.20 * Compensation for Aaron P. Hollander (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 (No. 0-21995), and incorporated herein by reference).

10.21 * Compensation arrangements with other executive officers (effective as of February 1, 2006).

10.22 Second Amended and Restated Loan and Security Agreement, dated as of January 11, 2007, by and among Aerospace Products International Inc. and Aerospace Produits International LTEE (d/bla Aerospace Products International Ltd.) (each direct wholly-owned subsidiaries of First Aviation Services Inc.) and TD Bankworth, N.A.

10.23 Ratification Confirmation and Amendment, dated as of January 11, 2007 entered into by First Aviation Services Inc. (on hehalf of Aerospace Products International Inc. and Aerospace Products International LTEE (d/bla Aerospace Products International Ltd.) and TD Bankworth, N.A.

10.24 * Employment Agreement, dated as of January 12, 2007, by and between Bill Reznieck and Aerospace Products International Inc.

10.25 * Compensation arrangements with named certain executive officers as of February 1, 2007.

21.1     List of Subsidiaries.

23.1     Consent of Ernst & Young LLP.

31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).



     * Management contracts or compensatory plans or arrangements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2007

                          FIRST AVIATION SERVICES INC.



                          By:  /S/ BILL L. REZNIECK
                          ----------------------------------------------------
                                  Bill L. Reznieck
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE/CAPACITY                              DATE
        ---------                           -----------------                           ----

       /S/ AARON P. HOLLANDER               President and Chief Executive Officer          May 4, 2007
       --------------------------          (Principal Executive Officer and Director)
       Aaron P. Hollander



       /S/ MICHAEL C. CULVER                Vice Chairman and Director                     May 4, 2007
       --------------------------
       Michael C. Culver



       /S/ STANLEY J. HILL                  Director                                       May 4, 2007
       --------------------------
       Stanley J. Hill




       /S/ ROBERT L. KIRK                   Director                                       May 4, 2007
       --------------------------
       Robert L. Kirk



       /S/ JOSEPH J. LHOTA                  Director                                       May 4, 2007
       --------------------------
       Joseph J. Lhota


      /S/ BILL L. REZNICEK                  Chief Financial Officer                        May 4, 2007
      ---------------------------           (Principal Financial and
          BILL L. REZNICEK                  Accounting Officer)

                          FIRST AVIATION SERVICES INC.

                        Consolidated Financial Statements

               For the years ended January 31, 2007, 2006 and 2005




   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm..........................................................F2

Consolidated Financial Statements:

Consolidated Balance Sheets......................................................................................F3
Consolidated Statements of Operations............................................................................F4
Consolidated Statements of Stockholders' Equity..................................................................F5
Consolidated Statements of Cash Flows............................................................................F6
Notes to Consolidated Financial Statements...................................................................F7-F19

Schedule II - Valuation and Qualifying Accounts.................................................................F20


             Report of Independent Registered Public Accounting Firm





The Board of Directors and Stockholders
First Aviation Services Inc.


We have audited the accompanying consolidated balance sheets of First Aviation Services Inc. as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Aviation Services Inc. at January 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                /s/  Ernst & Young LLP



Stamford, Connecticut
May 3, 2007

                          FIRST AVIATION SERVICES INC.

                           Consolidated Balance Sheets
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    January 31,
Assets                                                                    2007                      2006
                                                                   -------------------       -------------------
Current assets:
     Cash and cash equivalents                                                $ 1,745                   $ 9,488
     Trade receivables, net                                                    20,847                    18,737
     Inventories, net                                                          33,069                    38,809
     Prepaid expenses and other                                                 1,479                     1,351
                                                                   -------------------       -------------------
Total current assets                                                           57,140                    68,385

Plant and equipment, net                                                        5,095                     4,963
                                                                   -------------------       -------------------
Total Assets                                                                 $ 62,235                  $ 73,348
                                                                   ===================       ===================
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                        $ 12,880                  $ 15,441
     Accrued compensation and related expenses                                    845                     1,823
     Other accrued liabilities                                                  2,880                     1,750
     Revolving line of credit                                                  22,100                         -
     Notes payable                                                                340                     1,125
     Income taxes payable                                                         189                     1,012
                                                                   -------------------       -------------------
Total current liabilities                                                      39,234                    21,151

Long-term debt                                                                      -                    14,500
Notes payable, less current portion                                               956                     1,245
                                                                   -------------------       -------------------
Total liabilities                                                              40,190                    36,896

Commitments and contingencies (Note 13)                                             -                         -

Stockholders' equity
     Common stock, $0.01 par value, 25,000,000 shares authorized,                  91                        91
          9,135,699 shares issued
     Additional paid-in capital                                                38,787                    38,799
     (Accumulated deficit) retained earnings                                   (8,145)                    6,349
    Accumulated other comprehensive income                                        449                       500
                                                                   -------------------       -------------------
                                                                               31,182                    45,739
     Less:  Treasury stock, at cost, 1,756,848 and 1,782,449                   (9,137)                   (9,287)
          shares, respectively
                                                                   -------------------       -------------------
     Total stockholders' equity                                                22,045                    36,452
                                                                   -------------------       -------------------
Total liabilities and stockholders' equity                                   $ 62,235                  $ 73,348
                                                                   ===================       ===================


See accompanying notes.

                                      F-3

                          FIRST AVIATION SERVICES INC.

                      Consolidated Statements of Operations
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)






                                                                                    Year ended January 31,
                                                                  -------------------------------------------------------------
                                                                        2007                 2006                  2005
                                                                  ------------------   ------------------    ------------------

Net sales                                                                 $ 119,361            $ 131,525             $ 124,249
Cost of sales                                                               106,555              108,474               103,525

                                                                  ------------------   ------------------    ------------------
Gross profit                                                                 12,806               23,051                20,724

Selling, general and administrative expenses                                 24,655               19,933                19,973
Corporate expenses                                                            2,380                2,372                 2,893

                                                                  ------------------   ------------------    ------------------
Income (loss) from operations                                               (14,229)                 746                (2,142)
Interest income                                                                   1                   47                    66
Interest expense and other, net                                                (961)                (105)                   10
Other income                                                                      -                  417                     -
Minority interest in subsidiary                                                   -                  (10)                  (42)

                                                                  ------------------   ------------------    ------------------
Income (Loss) before income taxes                                           (15,189)               1,095                (2,108)
(Provision) benefit for income taxes                                            695                  (71)                 (121)

                                                                  ------------------   ------------------    ------------------
Net income (loss)                                                         $ (14,494)             $ 1,024              $ (2,229)
                                                                  ==================   ==================    ==================

Basic net income (loss) per share, and net income (loss) per share - assuming dilution:

Basic net income (loss) per  share                                          $ (1.97)              $ 0.14               $ (0.31)

                                                                  ------------------   ------------------    ------------------
Net income (loss) per  share - assuming dilution                            $ (1.97)              $ 0.14               $ (0.31)
                                                                  ==================   ==================    ==================
Weighted average shares outstanding - basic                               7,362,125            7,336,925             7,301,751
                                                                  ==================   ==================    ==================
Weighted average shares outstanding - assuming dilution                   7,362,125            7,341,007             7,301,751
                                                                  ==================   ==================    ==================


See accompanying notes.



                          FIRST AVIATION SERVICES INC.

                 Consolidated Statements of Stockholders' Equity
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                          Common Stock
                                             --------------------------------------       Additional
                                                   Number                                  Paid-in              Retained
                                                  of Shares             Amount             Capital              Earnings
                                             --------------------   ---------------   -------------------   -----------------
Balances at January 31, 2004                           7,284,093              $ 91              $ 38,375             $ 7,554

Shares issued under qualified plans                       37,415                 -                   (57)                  -
    and to directors
Other comprehensive income                                     -                 -                     -                   -
    Net loss                                                   -                 -                     -              (2,229)
                                             --------------------   ---------------   -------------------   -----------------
Balances at January 31, 2005                           7,321,508              $ 91              $ 38,318             $ 5,325
                                             --------------------   ---------------   -------------------   -----------------
Shares issued under qualified plans                       31,742                 -                   (60)                  -
    and to directors
Repurchase of preferred stock of subsidiary                    -                 -                   541                   -
Other comprehensive income                                     -                 -                     -                   -
    Net income                                                 -                 -                     -               1,024
                                             --------------------   ---------------   -------------------   -----------------
Balances at January 31, 2006                           7,353,250              $ 91              $ 38,799             $ 6,349
                                             ====================   ===============   ===================   =================
Shares issued under qualified plans                       25,601                 -                   (56)                  -
    and to directors
Equity based compensation                                      -                 -                    44                   -
Other comprehensive income                                     -                 -                     -                   -
    Net loss                                                   -                 -                     -             (14,494)
                                             --------------------   ---------------   -------------------   -----------------
Balances at January 31, 2007                           7,378,851              $ 91              $ 38,787            $ (8,145)
                                             ====================   ===============   ===================   =================

See accompanying notes.




                                                   Accumulated
                                                     Other
                                                  Comprehensive                                  Treasury
                                                  Income (Loss)             Sub-Total              Stock              Total
                                             -------------------------  ------------------   ------------------  -----------------
Balances at January 31, 2004                                    $ 238            $ 46,258             $ (9,693)          $ 36,565

Shares issued under qualified plans                                 -                 (57)                 219                162
    and to directors
Other comprehensive income                                        136                 136                    -                136
    Net loss                                                        -              (2,229)                   -             (2,229)
                                             -------------------------  ------------------   ------------------  -----------------
Balances at January 31, 2005                                    $ 374            $ 44,108             $ (9,474)          $ 34,634
                                             -------------------------  ------------------   ------------------  -----------------
Shares issued under qualified plans                                 -                 (60)                 187                127
    and to directors
Repurchase of preferred stock of subsidiary                         -                 541                    -                541
Other comprehensive income                                        126                 126                    -                126
    Net income                                                      -               1,024                    -              1,024
                                             -------------------------  ------------------   ------------------  -----------------
Balances at January 31, 2006                                    $ 500            $ 45,739             $ (9,287)          $ 36,452
                                             =========================  ==================   ==================  =================
Shares issued under qualified plans                                 -                 (56)                 150                 94
    and to directors
Equity based compensation                                           -                  44                    -                 44
Other comprehensive loss                                          (51)                (51)                   -                (51)
    Net loss                                                        -             (14,494)                   -            (14,494)
                                             -------------------------  ------------------   ------------------  -----------------
Balances at January 31, 2007                                    $ 449            $ 31,182             $ (9,137)          $ 22,045
                                             =========================  ==================   ==================  =================

See accompanying notes.

                                      F-5

                          FIRST AVIATION SERVICES INC.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)


                                                                         Year ended January 31,
                                                                  ---------------------------------
                                                                    2007        2006        2005
                                                                  ---------  ---------    ---------

Cash flows from operating activities
Net income (loss)                                                 $(14,494)   $  1,024    $ (2,229)

Adjustments to reconcile net income (loss) to net cash used in operating activities - non cash expense (income):
     Depreciation and amortization                                   1,614       1,255       1,011
     Equity based compensation                                         138         127         162
     Provision for bad debts                                         2,555         179         (79)
     Provision for excess and obsolete inventory                     4,487         280         754
     Gain on sale of plant and equipment                              (135)       --          --
      Other                                                             57        --          --
(Increase) decrease in working capital assets:
          Trade receivables                                         (4,783)     (4,228)       (911)
          Inventories                                                  964     (11,876)     (2,471)
          Prepaid expenses and other assets                           (155)       (444)        150
Increase (decrease) in working capital liabilities:
          Accounts payable                                          (2,544)      4,917         930
          Other accrued liabilities                                    107        (165)      1,206
          Income taxes payable                                        (824)        110         (32)

                                                                  --------    --------    --------
Net cash used in operating activities                              (13,013)     (8,821)     (1,509)

Cash flows from investing activities
Purchases of plant and equipment and other assets                   (1,604)     (3,208)     (1,039)
Proceeds from disposals of plant and equipment and other assets        142        --             3

                                                                  --------    --------    --------
Net cash used in investing activities                               (1,462)     (3,208)     (1,036)

Cash flows from financing activities
Borrowings on revolving line of credit                               8,100      46,400      56,150
Repayments on revolving line of credit                                (500)    (46,400)    (56,150)
Repayments on notes payable                                         (1,074)       (600)       --
Repurchase of Minority Interest in Subsidiary                         --          (500)       --

                                                                  --------    --------    --------
Net cash provided by (used in) financing activities                  6,526      (1,100)       --

Effect of exchange rate changes on cash and cash equivalents           206          33         (15)

                                                                  --------    --------    --------
Net change in cash and cash equivalents                           $ (7,743)   $(13,096)   $ (2,560)
Cash and cash equivalents at the beginning of the year               9,488      22,584      25,144

                                                                  --------    --------    --------
Cash and cash equivalents at the end of the year                  $  1,745    $  9,488    $ 22,584
                                                                  ========    ========    ========

Supplemental cash flow disclosures
Cash paid for:
     Interest                                                     $  1,181    $    218    $     46
                                                                  ========    ========    ========

     Income taxes paid, net                                       $     40    $     59    $    145
                                                                  ========    ========    ========


See accompanying notes.

                                      F-6

                          FIRST AVIATION SERVICES INC.

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

1.   BUSINESS AND BASIS OF PRESENTATION

First Aviation Services Inc. ("First Aviation"), through its wholly-owned subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. ("API Ltd."), API Asia Pacific, Inc. ("API Asia Pacific"), API Europe, Ltd. ("API Europe"), and API China, Inc. ("API China"), (collectively the "Company"), is one of the leading suppliers of products and services to the aerospace industry worldwide, including the provisioning of aircraft parts and components, and supply chain management services. The Company also performs overhaul and repair services for wheels, brakes and starter/generators, and builds custom hose assemblies. The Company has its headquarters in Westport, CT.

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

NET SALES, COST OF SALES, AND TRADE RECEIVABLES

The Company's net sales consist of sales of services to the aviation industry, including parts and components supply services, supply chain management services, and component overhaul and repair services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when overhaul and repair services are completed and the item is shipped back to the customer, or when supply chain management services have been provided to the customer. Shipping and handling fees billed to customers are included in net sales. The terms and nature of supply chain management services provided are stipulated in a long-term contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide cost effective services to the customer. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. The Company, when providing services to handle customers' inventory without taking ownership, takes a fee based on the cost of providing services, and not on the sales value of the product.

Cost of sales consists of costs of inventory sold, costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales. API has five suppliers from whom approximately 34%, 38%, and 40% of its total purchases were made during the years ended January 31, 2007, 2006, and 2005, respectively.

Sales to unaffiliated foreign customers were approximately 28%, 25% and 22% of net sales for the years ended January 31, 2007, 2006 and 2005, respectively. The majority of these customers were located in Canada, Southeast Asia, Latin America, and Europe.

The Company provides credit in the form of trade accounts receivable to its customers. The Company generally does not require collateral to support domestic customer receivables. Receivables arising from export activities may be supported by foreign credit insurance. The Company performs ongoing credit evaluations of its customers and maintains allowances that management believes are adequate for potential credit losses. The allowance for doubtful accounts was $2,015 and $596, at January 31, 2007 and 2006, respectively.

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

         Prior to adoption of FAS 123 (R), as permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the years ended January 31, 2006 and 2005, because all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

As the result of normal review procedures, during the three months ended October 31, 2006, the Company started using an adjusted methodology for calculating the effect of slow moving and obsolete inventory. The adjusted methodology estimates the provision for excess and obsolete inventory based upon financial formulas that take into account quantities, costs, the age of the inventory on hand, historical and projected sales, and other inventory movements, adjusted for known or estimated factors such as new product lines and product return allowances. This method differs from the previous method which was based on historical aging. The impact of the change in methodology was not material to the Company's Operating results. The allowance for obsolete and slow moving inventory was $6,402 and $1,709, at January 31, 2007 and 2006, respectively.

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

Long-Lived Assets

An impairment loss must be recognized when the carrying amount of a long-lived asset exceeds its fair value. In the event that the carrying amounts of long-lived assets may be impaired, an assessment of recoverability must be performed. The assessment process consists of comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required. If this review process indicates that the asset will not be recoverable, the carrying value of the asset must be reduced to its estimated realizable value. No asset impairments were recorded during the years ended January 31, 2007, 2006 and 2005.

Principal Suppliers

API has five suppliers of parts and components from which approximately 34%, 38% and 40% of its total purchases were made during the years ended January 31, 2007, 2006 and 2005, respectively. Accounts payable to these vendors totaled $3,129 and $4,279 at January 31, 2007 and 2006, respectively.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records valuation allowances against deferred tax assets as it is more likely than not that the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for First Aviation beginning on February 1, 2007. The Company at this time is still evaluating the impact, if any, that the adoption of FIN 48 will have on its financial statements.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) arose from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The decrease in other comprehensive income during the year ended January 31, 2007 was due to a decrease in the value of the Canadian dollar relative to the U.S. dollar. The increase in other comprehensive income during the years ended January 31, 2006 and 2005, respectively, was due to an increase in the value of the Canadian dollar relative to the U.S. dollar. Comprehensive income (loss) for the years ended January 31, 2007, 2006 and 2005, respectively, was as follows:

                                                   2007               2006                2005
                                             ---------------    ---------------    -----------------

Net income (loss), as reported                 $ (14,494)         $   1,024          $  (2,229)

Net impact of foreign currency translation
 adjustments - gain (loss)                           (51)               126                136
                                             ---------------    ---------------    -----------------

Comprehensive income (loss)                    $ (14,545)         $    1,150         $  (2,093)
                                             ===============    ===============    =================

Reclassifications

Certain  amounts  have  been   reclassified  to  conform  to  the  current  year
presentation. The effect of the reclassifications did not impact the financial position or results of operations.

3.   Plant and Equipment

Plant and equipment consist of the following:

                                                                               January 31,
                                                                        2007                  2006
                                                                   -------------          -------------
Machinery and equipment                                            $      2,255           $      2,488
Buildings and leasehold improvements                                        932                  1,242
Computer equipment, software, office furniture, fixtures and
     other office equipment                                              11,765                  8,965
Construction-in-process                                                      70                  1,085
                                                                   -------------          -------------
                                                                         15,022                 13,780

Less:  accumulated depreciation                                          (9,927)                (8,817)
                                                                   -------------          -------------
                                                                   $      5,095           $      4,963
                                                                   =============          =============

The amount of the unamortized capitalized software at January 31, 2007 and 2006 was $2,318 and $1,607, respectively. The related amortization expense during the year ended January 31, 2007 and 2006 was $1,414 and $119, respectively.


4.   Revolving Line of Credit

                                                   January 31,
                                         2007                     2006
                                     -----------              -----------
Revolving line of credit             $   22,100               $  14,500
                                     ===========              ===========

  On January 11, 2007, API and API Ltd. entered into a Second Amended and Restated Loan and Security Agreement (the Agreement) with TD Banknorth, NA. This Agreement, which expires on September 1, 2008, replaces the Company's previously existing $25 million revolving credit facility with the Lender's predecessor-in-interest, which was scheduled to expire September 1, 2007. The Agreement provides for a 21 month senior revolving credit facility (the
Revolving Loan Facility) in the amount of $25 million, subject to a borrowing base based on a formula of qualifying assets as well as outstanding letters of credit. The proceeds of any loans made under the Revolving Loan Facility will be used for working capital purposes in the ordinary course of business.

         The Agreement also provides for a Line of Credit/Term Facility (the Term Loan Facility) in an amount up to $3 million, subject to borrowing availability. The proceeds of this advance under the Term Loan Facility will be used for the purpose of purchasing certain equipment for use in the ordinary course of business. There were no borrowings outstanding under the Term Loan Facility at January 31, 2007.

         The Revolving Loan Facility bears interest at the option of the Borrower (i) at the prime rate in effect from time to time, (ii) at the adjusted LIBOR for the applicable interest period plus 150 or 175 basis points depending upon financial ratios of the Borrower, or (iii) at the FHLB Rate (Federal Home Loan Bank Rate). The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on the Company's common stock is prohibited, except with the lender's consent, and the Company is required to maintain minimum levels of Tangible Capital Base and specified Debt Service Coverage. Substantially all of the Company's Domestic and Canadian assets are pledged as collateral under the Agreement, and the Company guarantees all borrowings under the Agreement.

         On April 27, 2007, API and API Ltd. entered into an amendment to the Second Amended and Restated Loan and Security Agreement dated January 11, 2007. The amendment provides for a waiver from the lender of the Company's violation of it financial covenants for the three months ended January 31, 2007. Pursuant to the amendment, the Company also agrees to immediately repay any balances owing under the Term Loan Facility and that the Term Loan Facility agreement would terminate immediately. Changes to the debt services coverage ratios, the minimum Tangible Capital Base, and interest rate pricing were also modified as a result of the amendment.

         The amendment further allows the company to select an interest period of twelve months for up to $15 million of the outstanding Revolving Loan Facility. Interest rate pricing under the amendment ranges from LIBOR plus 1.5% to LIBOR plus 2.25%, depending on debt service coverage ratios.

         The entire Revolving Loan Facility is classified as current debt based upon the subjective acceleration clause and required lockbox cash management agreement. At January 31, 2007, borrowings under the Revolving Loan Facility totaled $22.1 million, at an interest rate of approximately 6.8%. Approximately $0.3 million was available under the Revolving Loan Facility at January 31, 2007.

5.   Notes Payable
                                                January 31,
                                             2007          2006
                                         ------------  ------------

Notes Payable                            $     1,296   $     2,370
Less : Current Portion                          (340)       (1,125)
                                         ============  ============
Long-term portion of notes payable       $       956   $     1,245
                                         ============  ============

API entered into an initial parts purchase agreement on September 20, 2005 with a leading aircraft original equipment manufacturer ("OEM") to purchase $8.3 million of inventory, including a long-term agreement to sell parts. API received approximately $7.1 million of this inventory, and the original agreement was subsequently amended to reflect the actual amount of inventory received. The OEM vendor agreed to partially finance the purchase with two promissory notes from API of $2.5 million and $1.8 million, with the Company entering into a guarantee agreement to ensure payment by API. These promissory notes were also subsequently amended to reflect the lower amount of inventory actually received. The amended promissory note for $1.6 million is for a term of 4 years, at 5.0% interest per annum payable quarterly through 2010. The amended promissory note for $1.4 million is a non-interest bearing short-term note due within one year. The vendor financing promissory notes are subordinated to the Company's revolving line of credit. The Company purchased an additional $4.8 million of inventory from the OEM in October of 2005. This additional purchase and subsequent purchases from this OEM were on standard vendor terms. Future principal payments on the notes are $340, $511, and $445 for the years ended January 31, 2008, 2009, and 2010, respectively.

6.   Share Based Payments

The Company's non-employee directors receive a portion of their annual compensation in the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. The Company's non-employee directors receive compensation in cash for committee meetings and special board meetings, excluding the four regularly scheduled board meetings and the annual shareholders' meeting that is paid in stock as part of their annual compensation. The fair market value of the Company's common stock at the date of issuance was charged to expense with a corresponding decrease to treasury stock and additional paid-in capital. Such compensation expense totaled $75, $108 and $153, and the number of shares issued was 19,641, 26,493 and 34,733 for the years ended January 31, 2007, 2006 and 2005, respectively. A total of 198,271 shares have been issued to directors under the Plan.

The Company also has a Stock Incentive Plan (the "Plan") with a total of 1,200,000 shares of common stock reserved for issuance. The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock grants and stock purchase rights. Only employee stock options and shares issued to directors have been issued under the Plan. At January 31, 2007, 763,779 shares were available to be issued under the Plan.

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

The Company adopted FAS 123(R) on February 1, 2006. As required under FAS 123(R), the Company recognized a $44 expense in corporate expenses for options vested during the year ended January 31, 2007. The fair value of each option issued was estimated at the date of grant. There were no options granted during the year ended January 31, 2007. Prior to adoption of FAS 123 (R), as permitted under Statement of Financial Accounting Standard No. ("FAS") 123, "Accounting for Stock-Based Compensation", the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock awards to employees. No compensation expense was recognized during the years ended January 31, 2006 and 2005, because all grants were issued at the fair market value of the Company's common stock at the date of grant.

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

The fair value of each option granted was estimated at the date of grant using the following assumptions for the years ended January 31, 2006 and 2005. No options were issued during the year ended January 31, 2007.

                                                  2006        2005
                                               -----------  ----------

             Expected dividend yield                  0.0%        0.0%

             Risk-free interest rate                  4.3%        3.6%

             Expected volatility                     31.0%       32.3%

             Expected life of option           5.0 years    5.0 years

             Weighted-average fair value
             of options granted during
             the year                              $ 1.40      $ 1.55


Using the assumptions under the Black-Scholes option-pricing model above, and the weighted-average fair value of each option granted, the net income and earnings per share that would have been recorded if the estimated fair value of options granted had been recorded as an expense during the years ended January 31, 2006 and 2005, prior to adoption of FAS 123(R) on February 1, 2006, was:

                                                      2006              2005
                                                  -------------   --------------

Net income (loss) as reported                     $      1,024       $   (2,229)

Pro forma compensation expense for issuance of
 stock options, net of tax effect                           13               57
                                                  -------------  ---------------

Pro forma net income (loss)                       $      1,011       $   (2,286)

Basic net income per share, and net income per
 share - assuming dilution as reported            $       0.14       $    (0.31)

Pro forma basic net income per share, and net
 income per share - assuming dilution             $       0.14       $    (0.31)


All of the stock options vest ratably over two to five-year periods, beginning one year after the date of the grant, and expire ten years after issuance. At January 31, 2007, options for 237,950 shares (after forfeitures) had been issued under the Plan. The following table is a summary of activity related to stock options for the year ended January 31, 2007:

                                             2007
                                    ------------------------
                                                  Weighted-
                                       Number      Average
                                         of        Exercise
                                      Options       Price
                                    ------------  ----------
Outstanding at
beginning of year                       206,350       $4.37

Granted                                       -           -

Exercised                                     -           -

Forfeited                              (129,200)       4.33
                                    ------------  ----------

Outstanding at end of year               77,150       $4.44
                                    ============  ==========

Exercisable at end of year               59,268       $4.50
                                    ============  ==========

The aggregate intrinsic value of options outstanding and exercisable at January 31, 2007 was $-0-. The weighted average remaining contractual term of options outstanding and exercisable at January 31, 2007 is 6.0 years.

                                              Weighted-
                                    Number     Average
                                      of       Exercise
                                   Options      Price
                                  ----------  ----------
Nonvested at February 1, 2006        73,098   $    4.42

Granted                                   -           -

Vested                              (27,553)       4.42

Forfeited                           (27,663)       4.12
                                  ----------  ----------

Nonvested at January 31, 2007        17,882   $    4.25
                                  ==========  ==========


The total fair value of options which vested during the year ended January 31, 2007, was approximately $78 (27,553 shares). As of January 31, 2007, $33 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of approximately one year.

The fair value of options which vested during the year ended January 31, 2007, was estimated assuming that no dividends will be declared and using risk-free rates ranging from 1.75% to 4.25%. Additionally, the Company assumed that the expected term of share options would be 5.0 years with volatility ranging from 0.31% to 0.37% based on historical prices of the Company's stock. The weighted average volatility was 0.33%.

In November 2005, the FASB issued FSP No. FAS 123(R), "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R) and reported in the consolidated statements of cash flows. The Company has not recognized and does not expect to recognize in the foreseeable future any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. With certain limitations, the plan allows for eligible employees to purchase stock through payroll deductions at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. Under FAS 123(R), compensation charges are recorded for the ESPP. The Company issued 5,959 shares of stock under the ESPP plan during the year ended January 31, 2007.

At January 31, 2007, 173,955 shares were available to be issued under the ESPP Plan.

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

In conjunction with the API acquisition, AMR Combs purchased 10,407 shares of API Series A Cumulative Convertible Preferred Stock, $0.001 par value (the "Preferred Stock"), at a price of $100 per share. Total adjusted proceeds to the Company were $1,041. This transaction had been accounted for as minority interest in subsidiary in the accompanying consolidated balance sheets. Dividends were payable on a quarterly basis on the Preferred Stock at an annual rate of $4.00 per share; accordingly, dividends of $-0-, $10, and $42 were paid during each of the years ended January 31, 2007, 2006 and 2005, respectively, and have been reflected as minority interest in subsidiary in the accompanying consolidated statements of operations. Pursuant to an agreement dated June 20, 2005, API repurchased the outstanding shares of the Convertible Preferred Stock from Signature Combs, Inc. (f/k/a AMR Combs, Inc.) for an aggregate purchase price of $500. The difference between the repurchase price of the Preferred Stock and the book value of $541 was credited to Paid-in Capital in June 2005.

7.   Income Taxes

The provision (benefit) for income taxes on continuing operations is as follows:

                                               Year ended January 31,
                                    --------------------------------------------
                                        2007           2006           2005
                                    -------------  ------------- ---------------

Current:
  Federal & Foreign                 $        (695) $         71   $         121
  State                                        -              -               -
                                    -------------  ------------- ---------------
                                             (695)           71             121

Deferred:
  Federal                           $          -   $          -   $           -
  State                                        -              -               -
                                    -------------  ------------- ---------------
                                               -              -               -
                                    -------------  ------------- ---------------

Total provision (benefit)           $        (695) $         71   $         121
                                    =============  ============= ===============

A reconciliation between the income tax provision (benefit) computed at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

                                                          Year ended January 31,
                                                 ----------------------------------------
                                                    2007           2006          2005
                                                 ------------   -----------   -----------


Provision (benefit) at federal statutory rate         (34.0)%         34.0%       (34.0)%
State tax (benefit), net of federal                        -             -             -
Foreign tax provision, net of federal                    0.4           4.7           3.8
Net operating loss utilized                                -         (32.2)            -
Non-deductible items                                     0.2             -           2.5
Prior year and other items                                 -           1.4           5.0
Adjustments to tax liabilities                          (5.1)            -             -
Deferred tax valuation allowance                        33.9          (1.4)         28.4
                                                 ------------   -----------   -----------
                                                        (4.6)%         6.5%          5.7%
                                                 ============   ===========   ===========

Deferred tax assets result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. These differences are set forth below:

                                                        January 31,
                                             ----------------------------------
                                                  2007              2006
                                             ---------------- -----------------

Deferred tax assets (liabilities):
       Bad debt                              $           791  $            215
       Inventory reserve                               2,428               683
       Amortization of tax goodwill                      607               642
       Net operating loss carryforwards                4,430               764
       Other, net                                        (18)              333
                                             ---------------- -----------------
                                                       8,238             2,637
Valuation allowance                          $        (8,238) $         (2,637)
                                             ---------------- -----------------
Net deferred income tax assets               $             -  $              -
                                             ================ =================

For the fiscal year ended January 31, 2007, the Company recorded a net benefit from income taxes of $695. The Company recorded federal and state tax benefits in the amount of $756. The benefits arose due to a change in facts and circumstances and assumptions that generated the establishment of federal and state tax liabilities in prior periods. These liabilities which were recorded in income taxes payable, have been reversed in the current year. The benefit is offset in part by the provision for foreign income taxes for operations in the Philippines and Canada. The Company increased the valuation reserve for the year ended January 31, 2007 by $5,601, against net deferred tax assets resulting from temporary differences. The Company has net operating loss carryforwards totaling approximately $11,504 for federal income tax purposes, and various state net operating loss carryforwards. The carryforwards expire between 2023 and 2027.

For the fiscal year ended January 31, 2006, the Company recorded a provision for income taxes of $71. The expense is $19 for federal due to federal alternative minimum tax and $52 of foreign income tax expense for operations in Canada. The Company decreased the valuation reserve for the year ended January 31, 2006 by $232, against deferred tax assets resulting from temporary differences.

For the fiscal year ended January 31, 2005, the Company recorded a provision for income taxes of $121. The expense is foreign income tax expense, for operations in Canada and the Philippines. The Company also increased the valuation allowance for the year ended January 31, 2006, by $598, against deferred tax assets resulting from temporary differences.

8.   Employee Benefits Plan

API maintains a defined contribution savings plan, qualified under Section 401(k) of the Internal Revenue Code, that covers substantially all of its full-time employees. The savings plan allows employees to defer up to 15 percent of their salary, with the Company partially matching employee contributions. Employees vest in the Company contribution ratably over three years. The Company expensed $181, $164 and $206 related to the savings plan in the years ended January 31, 2007, 2006 and 2005, respectively. Employees do not have an option to invest in the Company's stock under the savings plan.

9.   Related Parties

The Company and First Equity Development, Inc. ("First Equity") the wholly-owned subsidiary of First Equity Group, Inc., the majority stockholder of the Company, have an agreement relating to the allocation of potential investment and acquisition opportunities in the aerospace parts distribution and logistics businesses. The agreement was approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. First Equity Group, Inc. is beneficially owned by Mr. Aaron P. Hollander and Mr. Michael C. Culver, President & Chief Executive Officer and Vice Chairman of the Company, respectively. Pursuant to the agreement, neither First Equity nor any of its majority-owned subsidiaries will consummate any acquisition of a majority interest in any aerospace parts distribution and logistics business anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the independent members of the Board of Directors of the Company. The agreement can be terminated by either party upon 30 days written notice to the other party. The agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from aerospace parts distribution or logistics, or to any advisory services performed by First Equity on behalf of third parties.

The Company and First Equity also had an advisory agreement terminated by First Equity on January 1, 2005. The advisory agreement had been approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. Pursuant to the terms of this agreement, First Equity provided the Company with investment and financial advisory services relating to potential acquisitions and other financial transactions. The agreement could be terminated by either party upon 30 days written notice to the other party. The Company paid First Equity a $30 monthly retainer, and reimbursed First Equity for its out-of-pocket expenses. In addition, upon the successful completion of certain transactions, the Company would pay a fee to First Equity (the "Success Fee"). The amount of any Success Fee would be established by the independent members of the Board of Directors and would be dependent upon a variety of factors, including, but not limited to, the services provided and the size and the type of transaction. Up to one year's worth of retainer fees paid could be applied as a credit against any Success Fee, subject to certain limitations. During the year ended January 31, 2005, the Company paid First Equity a retainer fee of $360, and no Success Fee.

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

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, CT. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective April 21, 1997, is for a period of ten years, and is cancelable by either party with six months notice. First Equity has renewed the lease for an additional five-year period beginning in April 2007. Lease payments under this sublease totaled approximately $115, $93, and $84, for the years ended January 31, 2007, 2006, and 2005, respectively.

The Company and First Equity also share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. Some business development expenses, such as joint marketing expense and business organizational dues, are shared on an equal basis. Management believes this method of allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $50, $52, and $53 in 2007, 2006 and 2005, respectively.

In order to simplify the administration of payroll, certain employees of the Company who are authorized to perform services for both the Company and First Equity are paid through the payroll of First Equity. Employees of the Company who work exclusively for the Company by agreement are paid through the payroll of API, the Company's principal subsidiary.

The Company paid an employee of First Equity $50 for consulting services performed exclusively for the Company's benefit during the year ended January 31, 2007, and reimbursed First Equity for actual travel expenses incurred.

10.      Interest expense and other income (expense), net

The components relate to interest expense on third-party debt, realized and unrealized foreign exchange gain (loss) on Canadian dollar transactions by the Canadian operations, and other charges.

                                          Year ended January 31,
                             -------------------------------------------------
                                 2007            2006              2005
                             --------------  --------------  -----------------

    Interest expense          $     (1,182)   $       (234)   $           (64)
    Foreign exchange gain              197             130                 74
    Other income (expense)              23              (1)                 -
                             --------------  --------------  -----------------

                              $       (961)   $       (105)   $            10
                             ==============  ==============  =================
11. Other Income

In July 2005, the Company received $567 in settlement of a distribution agreement contract dispute between API and a vendor. The settlement consisted of $417 in damages recorded in other income, and $150 recorded as a reduction in inventory from the repurchase of inventory held by API.

12.  Net Income (Loss) per Share

The following sets forth the denominator used in the computation of basic earnings per share and earnings per share - assuming dilution.

                                                                          Years ended January 31,
                                                                  ---------------------------------------
                                                                     2007          2006         2005
                                                                  ------------  -----------  -----------

 Denominator for basic net income (loss) per share - weighted
  average shares                                                    7,362,125    7,336,925    7,301,751

 Effect of dilutive employee stock options                                  -        4,082          N/A
                                                                  ------------  -----------  -----------

 Denominator for net income (loss) per share - assuming dilution
  - adjusted weighted average shares and assumed conversions        7,362,125    7,341,007    7,301,751
                                                                  ============  ===========  ===========


For the year ended January 31, 2005, the denominator used in the calculation of loss per share from continuing operations - assuming dilution, was the same as the denominator used for basic loss per share because the effect of options would have been anti-dilutive. The number of potential shares of common stock that were excluded from the computation of diluted earnings per share because their effect was anti-dilutive due to the loss incurred for the year ended January 31, 2005 was 8,072. There were no potentially dilutive common shares for the year ended January 31, 2007.

13.  Commitments and Contingencies

Commitments

The Company leases certain warehouse facilities, equipment and office space. Certain of the Company's operating leases have options which allow the Company, at the end of the initial lease term, to renew the leases for periods ranging from three to five years. Certain leases also allow for cancellation of the lease upon payment of a penalty. Certain lease agreements also contain escalation clauses that are based on the consumer price index. Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of January 31, 2007 are as follows:

        Year ending January 31, 2008                         $ 1,177
        Year ending January 31, 2009                           1,031
        Year ending January 31, 2010                             901
        Year ending January 31, 2011                             803
        Year ending January 31, 2012                             856
        Thereafter                                               856
                                                         ------------------
                                                             $ 5,624
                                                         ==================

Rental expense under noncancelable operating leases amounted to $1,212, $1,129, and $1,148 for the years ended January 31, 2007, 2006 and 2005, respectively.


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

16.  Quarterly Financial Information (unaudited)

                                             First        Second       Third          Fourth
                                            Quarter       Quarter     Quarter         Quarter
                                          ------------ ------------ ------------   -------------
Year ended January 31, 2007

Net sales                                 $    29,242  $    29,665  $    32,358     $    28,096

Gross profit                                    5,727        4,979        1,241 (1)         859

Net loss                                         (266)      (1,906)      (4,241)(2)      (8,081)(3)

Basic and diluted net loss per share      $     (0.04) $     (0.26) $     (0.58)    $     (1.10)

                                             First       Second          Third       Fourth
                                            Quarter      Quarter        Quarter      Quarter
                                          ------------ ------------   ------------ -----------
Year ended January 31, 2006

Net sales                                 $    31,981  $    32,706     $   33,611  $   33,227

Gross profit                                    5,654        5,542          5,642       6,213

Net income                                        153          432 (4)         90         349

Basic and diluted net income per share    $      0.02  $      0.06     $     0.01  $     0.05


     (1) Includes a $4.0 million increase in inventory reserves in the third quarter of fiscal year 2007.
     (2) Includes a $0.8 million tax benefit from a reversal of a tax reserve in the third quarter of fiscal year 2007.
     (3) Includes a $1.9 million increase in bad debt allowance in the fourth quarter of fiscal year 2007.
     (4) Includes $0.4 million in income from a litigation settlement.

Schedule II - Valuation and Qualifying Accounts

           First Aviation Services Inc. and Consolidated Subsidiaries
                             (amounts in thousands)

                                     Balance at
                                     beginning of                              Balance as of
                                        period     Additions     Deductions     end of period
                                    ------------- -----------   ------------   ---------------

Description:

Year ended January 31, 2005
  Allowance for doubtful accounts         $1,418         (79)(c)        533 (a)        $  806
Year ended January 31, 2006
  Allowance for doubtful accounts         $  806         179            389 (a)        $  596
Year ended January 31, 2007
  Allowance for doubtful accounts         $  596       2,555          1,136 (a)        $2,015



Year ended January 31, 2005
  Slow moving and obsolete inventory      $1,013         754            111 (b)        $1,656
Year ended January 31, 2006
  Slow moving and obsolete inventory      $1,656         489            227 (b)        $1,918
Year ended January 31, 2007
  Slow moving and obsolete inventory      $1,918       4,487              3 (b)        $6,402

     (a) Write off of uncollectible accounts, net of recoveries.
     (b) Write off of excess and obsolete inventory.
     (c) Net reversal of excess reserve balance for doubtful accounts.

Exhibit
 Number                      Description of Exhibit
-------                      ----------------------

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

10.7 Amendment No. 1 dated as of December 31, 2003, to Sublease Agreement dated as of December 31, 1996, between First Equity and the Company.

10.8  *   Amendment No. 1 to the First Aviation Services Inc. Stock Incentive
          Plan (filed as exhibit 10.39 to Company's Annual Report on Form 10-K for the year ended January 31, 1998 (No. 0-21995), and incorporated herein by reference).

10.9  *   Amendment No. 2 to the First Aviation Services Inc. Stock Incentive
          Plan (filed as Exhibit 4.5 to the Company's Form S-8 (No. 333-25915) on September 20, 2001, and incorporated herein by reference).

10.10 Letter, effective February 1, 2002, by and between First Equity Development Inc. and its affiliates and First Aviation Services Inc. regarding pursuit of acquisition opportunities (filed as Exhibit
          10.23 to the Company's Annual Report on Form 10-K for the year ended January 31, 2002 (No. 0-21995), and incorporated herein by reference).

10.11 Amendment No. 3 to the First Aviation Services Inc. Stock Incentive Plan (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (No. 0-21995), and incorporated herein by reference).

10.12 Form of Incentive Stock Option Award Agreement Letter Pursuant to the 1997 Stock Incentive Plan (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (No. 0-21995), and incorporated herein by reference).

10.13     Compensation Arrangements with Certain Executive Officers (filed as
          Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference).

10.14 Compensation of Non-Employee Directors (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference).

10.15 Description of Amendment to letter regarding pursuit of Acquisition Opportunities (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005 (No. 0-21995), and incorporated herein by reference).

10.16 Compensation for Services of the Board of Directors of First Aviation Services Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2005 (No. 0-21995), and incorporated herein by reference).

10.17 Preferred Stock Purchase Agreement, dated as of June 20, 2005, between Signature Combs, Inc. (f/k/a AMR Combs, Inc.) and Aerospace Products International, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2005 (No. 0-21995), and incorporated herein by reference).

10.18 Amended and Restated Commercial Revolving Loan and Security Agreement, dated as of July 29, 2005, entered into by Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc. and Hudson United Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.19 Amended and Restated Guaranty, dated as of July 29, 2005, entered into by First Aviation Services, Inc. (on behalf of Aerospace Products International, Inc., a direct wholly-owned subsidiary of First Aviation Services, Inc.) and Hudson United Bank (filed as Exhibit
          10.1 to the Company's Current Report on Form 8-K dated July 29, 2005 (No. 0-21995), and incorporated herein by reference).

10.20 Compensation for Aaron P. Hollander (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 (No. 0-21995), and incorporated herein by reference).

10.21 Compensation arrangements with other executive officers (effective as of February 1, 2006).

10.22 Second Amended and Restated Loan and Security Agreement, dated as of January 11, 2007, by and among Aerospace Products International Inc. and Aerospace Produits International LTEE (d/bla Aerospace Products International Ltd.) (each direct wholly-owned subsidiaries of First Aviation Services Inc.) and TD Bankworth, N.A.

10.23 Ratification Confirmation and Amendment, dated as of January 11, 2007 entered into by First Aviation Services Inc. (on hehalf of Aerospace Products International Inc. and Aerospace Products International LTEE (d/bla Aerospace Products International Ltd.) and TD Bankworth, N.A.

10.24 * Employment Agreement, dated as of January 12, 2007, by and between Bill Reznieck and Aerospace Products International Inc.

10.25 * Compensation arrangements with named certain executive officers as of February 1, 2007.

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