Form 10-Q
period 2007-04-30
FIRST AVIATION SERVICES INC
filed 2007-06-19
CIK 1025743

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2007
                                              --------------
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------      SECURITIES EXCHANGE ACT OF 1934

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

                                       N/A
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstanding of the registrant's common stock as of June 1, 2007 is 7,373,613

                          First Aviation Services Inc.

                                      Index

                         Part I - Financial Information
                         ------------------------------



Item 1.  Financial Statements (Unaudited):

         Consolidated Condensed Balance Sheets................................ 3
         Consolidated Condensed Statements of Operations...................... 4
         Consolidated Condensed Statements of Cash Flows...................... 5
         Notes to Consolidated Condensed Financial Statements.............. 6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 11-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks......... 16

Item 4.  Controls and Procedures............................................. 16

Item 4T. Controls and Procedures............................................. 16


                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings................................................... 17

Item 1A. Risk Factors........................................................ 17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 17

Item 3.  Defaults Upon Senior Securities..................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders................. 17

Item 5.  Other Information .................................................. 17

Item 6.  Exhibits ........................................................... 17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          First Aviation Services Inc.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)


                                                                         April 30,       January 31,
                                                                           2007             2007
                                                                       -------------    -------------
                                                                        (unaudited)          *
Assets
Current assets:
   Cash and cash equivalents                                            $       351      $     1,745
   Trade receivables, net of allowance for doubtful                          22,607           20,847
    accounts of $1,847 and $2,015, respectively
   Inventory, net of allowance for obsolete and slow moving                  34,012           33,069
    inventory of $5,426 and $6,402, respectively
   Prepaid expenses and other                                                 1,896            1,479
                                                                       -------------    -------------

Total current assets                                                         58,866           57,140

Plant and equipment, net                                                      4,921            5,095
                                                                       -------------    -------------

Total Assets                                                            $    63,787      $    62,235
                                                                       =============    =============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                     $    14,565      $    12,880
   Accrued compensation and related expenses                                    758              845
   Other accrued liabilities                                                  1,842            2,880
   Revolving line of Credit                                                  23,430           22,100
   Notes payable                                                                306              340
   Income taxes payable                                                           -                -
                                                                       -------------    -------------

Total current liabilities                                                    40,901           39,045

   Long-term liabilities                                                        205              189
   Notes payable, less current portion                                          957              956
                                                                       -------------    -------------

Total liabilities                                                            42,063           40,190

Stockholders' equity:

   Common stock, $0.01 par value, 25,000,000 shares authorized,                  91               91
    9,135,699 shares issued
   Additional paid-in capital                                                38,804           38,787
   Accumulated deficit                                                       (8,578)          (8,145)
   Accumulated other comprehensive income                                       575              449
                                                                       -------------    -------------

                                                                             30,892           31,182
   Less:  Treasury stock, at cost, 1,762,086 and 1,756,848                   (9,168)          (9,137)
    shares, respectively
                                                                       -------------    -------------

Total stockholders' equity                                                   21,724           22,045
                                                                       -------------    -------------

Total liabilities and stockholders' equity                              $    63,787      $    62,235
                                                                       =============    =============

See accompanying notes.

* Balances were derived from the audited balance sheet as of January 31, 2007.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Operations (Unaudited)
                      (in thousands, except share amounts)


                                                                             Three months ended
                                                                                  April 30,
                                                                            2007             2006
                                                                       -------------    -------------

Net sales                                                               $    32,676     $     29,242
Cost of sales                                                                26,709           23,515
                                                                       -------------    -------------

Gross profit                                                                  5,967            5,727
Selling, general and administrative expenses                                  5,120            5,045
Corporate expenses                                                              509              619
                                                                       -------------    -------------

Income from operations                                                          338               63
Net interest income (expense)                                                  (432)            (281)
Foreign currency transaction loss                                              (319)             (21)
                                                                       -------------    -------------

Loss before income taxes                                                       (413)            (239)
Provision for income taxes                                                      (20)             (27)
                                                                       -------------    -------------

Net loss                                                                $      (433)     $      (266)
                                                                       =============    =============


Basic net loss per share, and net loss
 per share - assuming dilution:

Basic net loss per share                                                $     (0.06)     $     (0.04)
                                                                       =============    =============

Net loss per share - assuming dilution                                  $     (0.06)     $     (0.04)
                                                                       =============    =============

Weighted average shares outstanding - basic                               7,373,672        7,353,250
                                                                       =============    =============

Weighted average shares outstanding - assuming dilution                   7,373,672        7,353,250
                                                                       =============    =============

See accompanying notes.

                          First Aviation Services Inc.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                             Three months ended
                                                                                  April 30,
                                                                            2007             2006
                                                                       -------------    -------------
Cash flows from operating activities
Net loss                                                                $      (433)     $      (266)
Adjustments to reconcile net loss to net cash used in
 operating activities - non-cash expense (income):
   Depreciation and amortization                                                420              354
   Equity based compensation                                                      5               32
   Other                                                                         (2)               -
(Increase) decrease in working capital assets:
   Trade receivables                                                         (1,755)          (1,513)
   Inventory                                                                   (673)             491
   Prepaid expenses and other                                                   199              (21)
(Increase) decrease in working capital liabilities:
   Accounts payable                                                           1,099           (2,725)
   Accrued compensation and related expenses, and other
    accrued liabilities                                                      (1,340)            (897)
                                                                       -------------    -------------

Net cash used in operating activities                                        (2,480)          (4,545)

Cash flows from investing activities
Purchases of plant and equipment                                               (244)            (823)
                                                                       -------------    -------------

Net cash used in investing activities                                          (244)            (823)

Cash flows from financing activities
Borrowings on revolving line of credit                                        1,330              500
Repayments on revolving line of credit                                            -             (500)
Repayments on notes payable                                                     (33)            (345)
                                                                       -------------    -------------

Net cash provided by (used in) financing activities                           1,297             (345)
                                                                       -------------    -------------

Effect of exchange rate changes on cash and cash equivalents                     33              (24)
                                                                       -------------    -------------
Net decrease in cash and cash equivalents                                    (1,394)          (5,737)

Cash and cash equivalents at beginning of period                              1,745            9,488
                                                                       -------------    -------------

Cash and cash equivalents at end of period                              $       351      $     3,751
                                                                       =============    =============

See accompanying notes.

                          First Aviation Services Inc.

        Notes to Consolidated Condensed Financial Statements (Unaudited)
               (in thousands, except share and per share amounts)

                                 April 30, 2007

1.  Basis of Presentation

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries Aerospace Products International, Inc. ("API"), Aircraft Products International, Ltd. ("API Ltd."), API Asia Pacific Inc. ("API Asia Pacific"), API Europe, Ltd. ("API Europe"), and API China, Inc. ("API China"), (collectively, the "Company"), is one of the leading suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for brakes and starter/generators, and the assembly of custom hoses. The Company's principal executive offices are located at 15 Riverside Avenue, Westport, Connecticut 06880. Customers of the Company include original equipment manufacturers, aircraft manufacturers, passenger and cargo airlines, fleet operators, corporate aircraft operators, flight training schools, fixed base operators, certified repair facilities, governments and military services. The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all material adjustments, including the elimination of intercompany balances and transactions, and normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated condensed financial statements. Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended January 31, 2007. Certain amounts have been reclassified to conform to the current year presentation. The effect of the reclassifications did not impact the financial position or results of operations.

As discussed in Note 7, the Company has a Second Amended and Restated Loan and Security Agreement with TD BankNorth, N.A, under which API and API Ltd. are the borrowers. The agreement provides for a Revolving Loan Facility (as defined in Note 7). The agreement also provided for a separate Term Loan Facility which was terminated as of April 27, 2007, pursuant to an amendment to the agreement.

The Company is presently in discussions with its lender, TD BankNorth, to amend its loan and security agreement to increase the Revolving Loan Facility's maximum borrowing capacity to $32 million from its current borrowing limit of $25 million. As of June 19, 2007, API and API Ltd. has no additional availability under its Revolving Loan Facility, as availability under the facility has been primarily impacted by increases in inventory and receivables and payments on accounts payable. The Company believes that a $32 million credit facility will be adequate to cover its liquidity needs through the year ended January 31, 2008. Additionally, the Company is reviewing its overhead spending, deferring capital projects, reviewing pricing, and reviewing its freight pricing policies in an effort to reduce its working capital needs. While there can be no assurance that the Company will be successful in obtaining a new or amended agreement with the lender or in obtaining alternative financing, the Company believes it can obtain the necessary financing.

2.  Weighted Average Shares Outstanding - Assuming Dilution

The following sets forth the denominator used in the computation of net loss per share - assuming dilution:


                                                     Three months ended
                                                          April 30,
                                                    2007             2006
                                               -------------    -------------
  Denominator:
    Denominator for basic net loss
     per share - weighted average shares          7,373,672        7,353,250

    Effect of dilutive employee stock options             -                -
                                               -------------    -------------

    Denominator for net loss per
     share - assuming dilution, adjusted
     weighted average shares and assumed
     dilutions                                    7,373,672        7,353,250
                                               =============    =============

For the three months ended April 30, 2006, the denominator used in the calculation of loss per share - assuming dilution, was the same as the denominator used for basic loss per share because the effect of options would have been antidilutive. The number of potential shares of common stock that were excluded from the computation of diluted earnings per share because their effect was antidilutive for the three months ended April 30, 2006, was 3,810 shares. There were no potentially dilutive common shares for the three months ended April 30, 2007.

3.  Stock Based Compensation and Stock Options Issued to Employees

The Company's non-employee directors receive a portion of their annual compensation in the Company's stock. The value of stock issued is equivalent to the compensation expense, and the number of shares issued is based upon the fair market value per share at the date issued. The Company's non-employee directors receive compensation in cash for committee meetings and special board meetings, excluding the four regularly scheduled board meetings and the annual shareholders' meeting that is paid in stock as part of their annual compensation. For the three months ended April 30, 2007 and April 30, 2006, the Company issued nil and 4,476 shares respectively, to directors in lieu of board fees.

The Company also has a Stock Incentive Plan (the "Plan"). The Plan provided for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock grants and stock purchase rights. The Company's shareholders voted at the 2003 annual meeting to approve the increase in the number of shares available under the Plan. On September 12, 2003, the Company filed a registration statement on Form S-8 to register 200,000 additional shares of common stock, for issuance pursuant to awards under the Plan. Subsequently, a total of 1,200,000 shares of common stock have been reserved for issuance under the Plan. Only employee stock options and shares issued to directors had been issued under the Plan. On May 30, 2007, the Board of Directors adopted, subject to stock holder approval, the 2007 First Aviation Stock Incentive Plan (the "2007 Stock Incentive Plan"). The Board has directed that the proposal to approve the 2007 Stock Incentive Plan be submitted to the Company's stockholders for their approval at the Annual Meeting. If approved by the stockholders, the 2007 stock incentive Plan will replace the Plan, which became effective on January 24, 1997. The Plan expired after ten years, on January 24, 2007, in accordance with its terms, and no further grants were made under the plan subsequent to the expiration date of the plan.

The Company has generally granted and subject to the approval of the 2007 Stock Incentive Plan expects to continue to generally grant stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. In February 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement 123(R), Share Based Payments ("FAS 123(R)"). As required under FAS 123(R), the Company recognized expenses of $5 and $14 in corporate expenses for options vested for the three month periods ended April 30, 2007 and 2006, respectively. The fair value of each option issued was estimated at the date of grant. There were no options issued during the three months ended April 30, 2007 and 2006.

The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, 250,000 shares of common stock have been reserved for issuance. With certain limitations, the plan allows for eligible employees to purchase stock through payroll deductions at 85% of the lower of the fair market value of the Company's common stock as of the first day of each semi-annual offering period or the fair market value of the stock at the end of the offering period. Under FAS 123(R), compensation charges are recorded for the ESPP. No shares were issued under the ESPP during the three months ended April 30, 2007 and 2006.

4.  Comprehensive Loss

Accumulated other comprehensive income results from the translation of accounts into U.S. dollars where the functional currency is the Canadian dollar. The decrease to net loss to arrive at comprehensive loss during the three months ended April 30, 2007 and 2006 was due to a decrease in the value of the U.S. dollar relative to the Canadian dollar. Comprehensive loss for the periods shown was as follows:

                                                     Three months ended
                                                          April 30,
                                                    2007             2006
                                               -------------    -------------

Net loss as reported                            $      (433)     $      (266)

Net impact of foreign currency translation
 adjustments - gain                                     126               27
                                               -------------    -------------

Comprehensive loss                              $      (307)     $      (239)
                                               =============    =============

5.  Income Taxes

The Company recorded a tax provision for income taxes related to foreign income tax expense estimates for its international operations. No provision is made for U.S. taxation due to the Company having sufficent net operating loss carryforwards that would be utilized to offset any pre-tax income. No deferred tax provision is recorded because it would be offset by a change in the deferred valuation allowance. The Company does not record a tax benefit for U.S. purposes due to the deferred valuation allowance recorded, as it is more likely than not that the deferred tax asset will not be realized.

In 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of the beginning of our 2008 fiscal year. The adoption of FIN 48, did not result in a cumulative effect adjustment to retained earnings.

As of the beginning of our 2008 fiscal year, the Company had no unrecognized tax benefits. Any prospective adjustments to unrecognized tax benefits will be recorded as an increase or decrease to provision for income taxes and would impact our effective tax rate. In addition, our practice is to accrue interest related to income tax matters as interest expense. The Company had no related interest expense accrued as of February 1, 2007. We do not believe the unrecognized tax benefits will increase during the next twelve months.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and three foreign jurisdictions.

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S., Canada, the Phillippines and China. None of our company income tax returns are presently under examination. Under the statute of limitations, returns for the fiscal year ended January 31, 2004 and later may be subject to audit.

6.  Related Parties

The Company and First Equity Development Inc. ("First Equity"), the wholly-owned subsidiary of First Equity Group, Inc., and the majority stockholder of the Company, have an agreement relating to the allocation of potential investment and acquisition opportunities in the aerospace parts distribution and logistics businesses. The agreement was approved by the independent members of the Board of Directors on a month-to-month basis effective February 1, 2004. First Equity Group, Inc. is beneficially owned by Mr. Aaron P. Hollander, Chairman of the Board and Chief Executive Officer of the Company and Mr. Michael C. Culver, former Vice-Chairman, President and Chief Executive Officer of the Company. Pursuant to the agreement, neither First Equity nor any of its majority-owned subsidiaries will consummate any acquisition of a majority interest in any aerospace parts distribution and logistics business anywhere in the world (a "Covered Acquisition"), without first notifying the Company and providing the Company with the opportunity to effect the Covered Acquisition for its own account. The Company's decision as to whether to effect the Covered Acquisition will be made by the independent members of the Board of Directors of the Company. The agreement can be terminated by either party upon 30 days written notice to the other party. The agreement does not apply to any proposed acquisition by First Equity of any business that generates less than 15% of its aggregate net sales from aerospace parts distribution or logistics, or to any advisory services performed by First Equity on behalf of third parties.

The Company subleases from First Equity approximately 3,000 square feet of office space in Westport, Connecticut. The leased space is utilized by the Company as its corporate headquarters. First Equity also utilizes space in the same premises. The sublease, which became effective on April 21, 1997, is for a period of 10 years, and is cancelable by either party with six months notice. First Equity has renewed the lease for an addtional five-year period beginning in April 2007. Lease payments under this sublease totaled approximately $24 and $27, for the three months ended April 30, 2007, and 2006.

The Company and First Equity also share certain common expenses that arise from sharing office space in Westport, CT. The Company reimburses First Equity and vice versa, for expenses each entity incurs related to the common usage of the office space. The amounts are included in the Company's corporate expenses, and include expenses such as telephone, computer consulting, office cleaning, office supplies and utilities. The expenses are allocated based on base salaries of the Company's and First Equity's personnel working in the shared space. Common expenses are approved by the Company and First Equity, prior to expenditure, when not of a recurring nature. The allocations are reviewed by the Company's CFO and the Controller of First Equity each month. In addition, a member of the Company's audit committee reviews the allocation of expenses quarterly. Some business development expenses, such as joint marketing expense and business organizational dues, are shared on an equal basis. Management believes this method of allocation is reasonable. In addition, the amounts reimbursed by the Company are the actual costs incurred for the expense. The Company reimbursed First Equity, $10 and $11, for the three months ended April 30, 2007, and 2006, respectively.

In order to simplify the administration of payroll, certain employees of the Company who are authorized to perform services for both the Company and First Equity are paid through the payroll of First Equity. Employees of the Company who work exclusively for the Company are paid through the payroll of API, the Company's principal subsidiary.

7.  Revolving Line of Credit

                                                     April 30,      January 31,
                                                       2007             2007
                                                  -------------    -------------

Revolving line of credit and term loan             $    23,430      $    22,100
                                                  =============    =============


On January 11, 2007, API and API Ltd. entered into a Second Amended and Restated Loan and Security Agreement ("the Agreement") with TD Banknorth, NA. This Agreement, which expires on September 1, 2008, replaced the Company's previously existing $25 million revolving credit facility with the Lender's predecessor-in-interest, which was scheduled to expire September 1, 2007. The Agreement provides for a senior revolving credit facility (the Revolving Loan Facility) in the amount of $25 million, subject to a borrowing base based on a formula of qualifying assets as well as outstanding letters of credit. The Revolving Loan Facility includes a $1.0 million sublimit for the issuance of letters of credit. The proceeds of any loans made under the Revolving Loan Facility will be used for working capital purposes in the ordinary course of business.

The Revolving Loan Facility bears interest at API's option (i) at the prime rate in effect from time to time, (ii) at the adjusted LIBOR for the applicable interest period plus 150 or 175 basis points depending upon API's financial ratios, or (iii) at the FHLB Rate (Federal Home Loan Bank Rate). The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on the Company's common stock is prohibited, except with the lender's consent, and the Company is required to maintain minimum levels of Tangible Capital Base and specified Debt Service Coverage. Substantially all of the Company's Domestic and Canadian assets are pledged as collateral under the Agreement, and the Company guarantees all borrowings under the Agreement.

The entire Revolving Loan Facility is classified as current debt based upon the subjective acceleration clause and required lockbox cash management agreement. At April 30, 2007, borrowings under the Revolving Loan Facility and Term Loan Facility totaled $23.4 million, at an interest rate of approximately 7.1%.

The Agreement also provides for a Term Loan Facility (the "Term Loan Facility") in an amount up to $3 million, subject to borrowing availability. The proceeds of this advance under the Term Loan Facility are to be used for the purpose of purchasing certain equipment for use in the ordinary course of business.

On April 27, 2007, API and API Ltd. entered into an amendment to the Second Amended and Restated Loan and Security Agreement dated January 11, 2007, pursuant to which API and API Ltd. agreed to immediately repay all outstanding balances owed under the Term Loan Facility and that the Term Loan Facility would terminate immediately. Under this amendment, the debt service coverage ratios, the minimum tangible capital base, and interest rate were also modified. The amendment further allows API and API Ltd. to select an interest period of twelve months for up to $15 million of the outstanding Revolving Loan Facility. Interest rate pricing under the amendment ranges from LIBOR plus 1.5% to LIBOR plus 2.25%, depending on debt service coverage ratios.

At April 27, 2007, the Company owed the lender $412 under the terminated Term Loan Facility, which was subsequently paid, and TD BankNorth has granted the Company a waiver for any technical default under both the Term Loan Facility and the Revolving Loan Facility.

The Company is presently in discussions with its lender, TD BankNorth, to amend the Agreement to increase the Revolving Loan Facility's maximum borrowing capacity to $32 million from its current borrowing limit of $25 million, under which the Company currently has no additional availability, in order to meet the Company's future liquidity needs. The availability under the facility has been primarily impacted by increases in inventory, receivables and payments on accounts payable. The Company believes that a $32 million facility will be adequate to cover its liquidity needs through January 31, 2008. While.there can be no assurance that the Company will be successful in obtaining a new or amended agreement with the lender or in obtaining alternative financing, the Company believes it can obtain the necessary financing.

8.  Notes Payable

                                                     April 30,      January 31,
                                                  -------------    -------------
                                                       2007             2007
                                                  -------------    -------------

Notes Payable                                      $     1,263      $     1,296
Less : Current Portion                                    (306)            (340)
                                                  -------------    -------------
Long-term portion of notes payable                 $       957      $       956
                                                  =============    =============


API entered into an initial parts purchase agreement on September 20, 2005 with a leading aircraft original equipment manufacturer ("OEM") to purchase $8.3 million of inventory, including a long-term agreement to sell parts. API had received approximately $7.1 million of this inventory, and the original agreement was subsequently amended to reflect the actual amount of inventory received. The OEM vendor agreed to partially finance the purchase with two amended promissory notes from API of $1.6 million and $1.4 million, with the Company entering into a guarantee agreement to ensure payment by API. The amended promissory note for $1.6 million is for a term of 4 years, at 5.0% interest per annum. The amended promissory note for $1.4 million was a non-interest bearing short-term note due within one year. The vendor financing promissory notes are subordinated to the Company's Revolving Line of Credit.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Safe Harbor Statement Under the Private Securities Litigation Reform of Act
---------------------------------------------------------------------------
1995.
-----

Certain statements discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 3, "Quantitative and Qualitative Disclosures about Market Risks", Item 1 of Part II, "Legal Proceedings" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect the Company's current expectations concerning future events and results. Such forward-looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control, that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include the Company's ability to obtain parts and components from its principal suppliers on a timely basis, depressed domestic and international market and economic conditions, especially those currently facing the aviation industry as a whole, the impact of changes in fuel and other freight related costs, relationships with its customers, the ability of the Company's customers to meet their financial obligations to the Company, the ability to obtain and service supply chain management contracts, changes in regulations or accounting standards, the ability to consummate suitable acquisitions and expand, the loss of the use of the Company's facilities and distribution hub in Mississippi, significant failure of our computer systems, telephone systems or networks, efforts to comply with section 404 of the Sarbanes-Oxley Act of 2002, the Company's ability to obtain an expansion of its maximum borrowing capacity under its revolving loan facility, and other items that are beyond the Company's control and may cause actual results to differ from management's expectations. In addition, specific consideration should be given to the various factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2007, and Item 3, "Quantitative and Qualitative Disclosures about Market Risks", in this report for the three months ended April 30, 2007. The Company undertakes no obligation to update any forward-looking statements or cautionary factors, except as required by law.

General

First Aviation Services Inc. ("First Aviation"), together with its wholly owned subsidiaries, Aerospace Products International, Inc. ("API"), Aircraft Parts International, Ltd. ("API Ltd."), API Asia Pacific Inc. ("API Asia Pacific"), API Europe Ltd. ("API Europe") and API China, Inc. ("API China"), (collectively, the "Company"), is one of the leading suppliers of services to the aviation industry worldwide. The services the Company provides the aviation industry include the sale of aircraft parts and components, the provision of supply chain management services, overhaul and repair services for wheels, brakes and starter/generators, and the assembly of custom hoses.

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

Critical Accounting Policies

There have been no significant changes in those accounting policies the Company considers critical from those described under the caption "Critical Accounting Policies", included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Annual Report on Form 10-K for the year ended January 31, 2007, except for the adoption of FIN
48. In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN48"), which became effective for the Company beginning February 1, 2007, which addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

For additional information regarding the adoption of FIN 48, See Note 5 to the consolidated condensed interim financial statements. For further discussion of the Company's critical accounting estimates related to income taxes, see the 2007 Annual Report on Form 10-K.

Results of Operations

Net Sales

The Company's net sales consist of sales of services to the aviation industry, including parts and components supply services, supply chain management services, and component overhaul and repair services. Net sales are recorded when parts and components are shipped and title transfers to the customer, when supply chain management services have been provided to the customer, or when overhauled and repaired items are completed and shipped back to the customer. Shipping and handling billed to customers are included in net sales. The terms and nature of supply chain management services are stipulated in a long-term contract between the Company and the customer. The Company provides its facilities, personnel and systems to provide the services at less cost to the customer. In providing services where the Company distributes inventory on behalf of its customer, the Company may use its own inventory or hold its customers' inventory without taking ownership of such inventory. In cases where the Company does not take ownership of its customers' inventory, the Company takes a fee based on the cost of providing services and not the sales value of the product itself.

Net sales for the three months ended April 30, 2007 increased $3.5 million, or 11.7%, to $32.7 million from $29.2 million for the three months ended April 30, 2006. The increase was largely due to a stronger market resulting in a greater sales volume, better performance by API, and the purchase by Hawker Beechcraft (formerly Raytheon) of $1.6 million of inventory. Increases were seen in key market sectors including General Aviation, Airlines, and Corporate.

In the four foreign geographic regions the Company serves, revenues increased in the three months ended April 30, 2007 versus the comparable prior year period due to the reasons described above. The Company continues to be cautious with respect to providing credit to customers in the Latin American region, and this has had a negative impact on sales.

Freight revenue is a component of net sales and represents freight billed to customers. Freight revenue for the three months ended April 30, 2007 decreased 35.0%, to $348,000 from $535,000 for the prior year three month period ended April 30, 2006. The decrease was primarily due to customer incentives and abnormally high freight billed to customers in the three months ended April 30, 2006. This had a negative effect on gross profit margin as explained below under the caption "Gross Profit".

Cost of Sales

Cost of sales consists of costs of inventory sold, direct costs to overhaul and repair parts and components, and direct costs of providing services. Freight costs for parts and components sold are also included in cost of sales.

Cost of sales for the three months ended April 30, 2007 increased $3.2 million, or 13.6%, to $26.7 million from $23.5 million for the three months ended April 30, 2006. Cost of sales for the three months ended April 30, 2007 increased compared to the prior year principally due to the increase in net sales and higher freight costs.

As a percentage of net sales, cost of sales increased for the period ended April 30, 2007, to 81.7% from 80.4% for three month period ended April 30, 2006. The increase in the percentage of cost of sales compared to net sales for the three months ended April 30, 2007 compared to the three months ended April 30, 2006, was primarily due to sales of lower margin products in the overall sales mix, as well as the effect of higher freight costs.

Gross Profit

Gross profit for the three months ended April 30, 2007 of $6.0 million, was up $0.2 million or 4.2% over the prior year gross profit of $5.7 million. Gross profit as a percentage of net sales decreased to 18.3% due to product mix and higher freight costs not billed to customers in the three months ended April 30, 2007, from 19.6% for the three months ended April 30, 2006.

The Company also recognized a gain of approximately $1.3 million as a result of a sale of previously classified slow moving and obsolete inventory purchased by Hawker Beechcraft (formerly Raytheon Corporation).

Gross profit is also impacted by net freight expense, which represents freight expense recorded in cost of sales, less freight billed to customers in net sales. Net freight expense decreased gross profit by 9.3% for the three month period ended April 30, 2007, compared to a decrease of 5.1% in the comparable 2006 period. This increase was due primarily to customer incentives on freight as well as general increases in freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 30, 2007 increased by $75,000, or 1.5% to $5.1 million as compared to the three months ended April 30, 2006. The increase for the three months ended April 30, 2007, over the comparable prior year period is due primarily to expenses incurred in China as the new facility became fully operational in the current quarter coupled with an increase in depreciation expense partially offset by decreases in salaries due to a reduction in headcount and bad debt expense. Selling, general and administrative expense as a percentage of revenues decreased to 15.7% for the three months ended April 30, 2007 versus 17.3% for the three months ended April 30, 2006.

Corporate Expenses

Corporate expenses decreased by $110,000 or 17.8% to $509,000 for the three months ended April 30, 2007 from $619,000 incurred during the three months ended April 30, 2006. The decrease in corporate expenses in the quarter ended April 30, 2007 resulted primarily from a reduction in salaries due to headcount reductions and savings in travel and entertainment expenses.

Net Interest Income (Expense) and Foreign Currency Transaction Loss

During the three months ended April 30, 2007, net interest income (expense) and other increased to $751,000 principally due to an increase in foreign exchange losses related to the Canadian operations of $298,000 and a $151,000 increase in interest expense. The foreign exchange loss is the result of the weakening of the US dollar relative to the Canadian dollar. The increase in interest costs results from an increase in the borrowings due to working capital needs.

Provision for Income Taxes

The Company recorded a provision for income taxes related to foreign income taxes for operations in the Philippines. No provision is made for U.S. taxation because the Company has sufficient net operating loss carryforwards that would be utilized to offset any provision for pre-tax income. No deferred tax provision is recorded because it would be offset by a change in the deferred tax valuation allowance. The Company does not record a tax benefit for U.S. tax purposes on any operating losses incurred due to the deferred tax valuation allowance recorded as it is more likely than not that the net deferred tax asset will not be realized.

Net Loss and Net Loss per Share

The Company incurred a net loss of $433,000, or $0.06 per share for the three months ended April 30, 2007, compared to a net loss of $266,000, or $0.04 per share for the three months ended April 30, 2006. The loss in the current year period versus the loss in the prior year period was due to the reasons described in the preceding sections.

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

For the three months ended April 30, 2007 the Company utilized $2.5 million in cash for operating activities, compared to $4.6 million cash used in operating activities for the three months ended April 30, 2006. The use of cash in the three months ended April 30, 2007 versus the cash used in the prior year three month period was principally due to increases in trade receivables and inventory, and decreases in accrued liabilities, partially offset by an increase in payables to vendors. Cash used in investing activities for the quarter ended April 30, 2007, and 2006 was $0.2 million, and $0.8 million, respectively. Cash used in investing activities for the period ended April 30, 2007, was related to purchases of fixed assets. Cash used in investing activities in 2006 was related to purchases of fixed assets and information technology costs. Cash provided by (used in) financing activities for the quarter ended April 30, 2007, and 2006 was $1.3 million, and ($0.3), respectively. Cash provided by financing activities for the period ended April 30, 2007, is due to borrowings against the revolving line of credit. Cash used in financing activities for the period ended April 30, 2006 is the result of repayments on notes payable.

First Aviation's aggregate cash used for capital expenditures for the three months ended April 30, 2007, and 2006 was $0.2 million, and $0.8 million, respectively. The capital utilized in the first quarter of fiscal 2008 is the result of expenditures for equipment to handle current operational requirements and support the Company's growth and expansion. For fiscal year 2008 the amount required for capital expenditures currently is expected to range between $0.5 million and $1.0 million. Management expects to fund these requirements from cash on hand, cash flows from operations, and from borrowings under its revolving credit facility if expanded as described below.

On January 11, 2007, API and API Ltd. entered into a Second Amended and Restated Loan and Security Agreement ("the Agreement") with TD Banknorth, NA, the Lender under the agreement. This Agreement, which expires on September 1, 2008, replaced the Company's previously existing $25 million revolving credit facility with the Lender's predecessor-in-interest, which was scheduled to expire September 1, 2007. The Agreement provides for a senior revolving credit facility (the Revolving Loan Facility) in the amount of $25 million, subject to a borrowing base based on a formula of qualifying assets as well as outstanding letters of credit. The Revolving Loan Facility includes a $1.0 million sublimit for the issuance of letters of credit. The proceeds of any loans made under the Revolving Loan Facility will be used for working capital purposes in the ordinary course of business.

The Revolving Loan Facility bears interest at API's option (i) at the prime rate in effect from time to time, (ii) at the adjusted LIBOR for the applicable interest period plus 150 or 175 basis points depending upon API's financial ratios, or (iii) at the FHLB Rate (Federal Home Loan Bank Rate). The Agreement contains a number of covenants, including restrictions on mergers, consolidations and acquisitions, the incurrence of indebtedness, transactions with affiliates, the creation of liens, and limitations on capital expenditures. Pursuant to the terms and conditions of the Agreement, the payment of dividends on the Company's common stock is prohibited, except with the lender's consent, and the Company is required to maintain minimum levels of Tangible Capital Base and specified Debt Service Coverage. Substantially all of the Company's Domestic and Canadian assets are pledged as collateral under the Agreement, and the Company guarantees all borrowings under the Agreement.

The entire Revolving Loan Facility is classified as current debt based upon the subjective acceleration clause and required lockbox cash management agreement. At April 30, 2007, borrowings under the Revolving Loan Facility and term loan facility totaled $23.4 million, at an interest rate of approximately 7.1%.

The Agreement also provided for a Term Loan Facility (the "Term Loan Facility") in an amount up to $3 million, subject to borrowing availability. The proceeds of this advance under the Term Loan Facility were to be used for the purpose of purchasing certain equipment for use in the ordinary course of business.

On April 27, 2007, API and API Ltd. entered into an amendment to the Second Amended and Restated Loan and Security Agreement dated January 11, 2007, pursuant to which API agreed to immediately repay all outstanding balances owed under the Term Loan Facility and that the Term Loan Facility would terminate immediately. Under this amendment, the debt service coverage ratios, the minimum tangible capital base, and interest rate were also modified. The amendment further allows API to select an interest period of twelve months for up to $15 million of the outstanding Revolving Loan Facility. Interest rate pricing under the amendment ranges from LIBOR plus 1.5% to LIBOR plus 2.25%, depending on debt service coverage ratios.

At April 27, 2007, API and API Ltd. owed the lender $412,000 under the terminated Term Loan Facility, which was subsequently paid, and TD BankNorth has granted the Company a waiver for any technical default under both the Term Loan Facility and the Revolving Loan Facility.

The Company is presently in discussions with its lender, TD BankNorth, to amend the Agreement to increase the Revolving Loan Facility's maximum borrowing capacity to $32 million from its current borrowing limit of $25 million, under which the Company currently has no additional availability, in order to meet the Company's future liquidity needs. The availability under the facility has been primarily impacted by increases in inventory, receivables and payments on accounts payable. The Company believes that a $32 million facility will be adequate to cover its liquidity needs through January 31, 2008. While there can be no assurance that the Company will be successful in obtaining a new or amended agreement with the lender or in obtaining alternative financing, the Company believes it can obtain the necessary financing.

Contractual Obligations
-----------------------

As of April 30, 2007, there have been no material changes outside the ordinary course of the Company's business in the Company's specified contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2007.

Off -Balance Sheet Arrangements

       The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
--------------------------------------------------------------------

The Company's Canadian operations utilize the Canadian dollar as their functional currency, while the Company's Asian operation utilizes the U.S. dollar as its functional currency. The Company has transactions denominated in Canadian dollars and Philippine pesos. The Company is exposed to market risk from foreign exchange rates. Foreign currency transaction exposure principally arises from the transfer of foreign currency to and/or from U.S. dollars from one subsidiary to another within the Company, and from foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged. Foreign currency transaction gains and losses are included in earnings, and gains or losses will increase in significance with the growth of the Canadian operations. Unrealized currency translation gains and losses resulting from the translation of foreign subsidiaries balance sheets to U.S. dollars are not recorded as income or expense, but are recognized in the Balance Sheet as other comprehensive income as a component of Stockholder's Equity. The Company does have risk principally relating to the translation of accounts in which the Canadian dollar is the functional currency. Sensitivity analysis of foreign currency exchange rate risk assumes an instantaneous 10% change in the foreign currency exchange rates from their level at April 30, 2007, with all other variables held constant. A 10% strengthening of the Canadian dollar versus the U.S. dollar would result in a decrease of approximately $329,000 in the net liability position of financial instruments at April 30, 2007. A 10% weakening of the Canadian dollar versus the U.S. dollar would result in an increase of approximately $403,000 in the net liability position of financial instruments at April 30, 2007. During the three months ended April 30, 2007, the Company experienced a foreign currency translation gain of $126,000, due to an increase in the value of the Canadian dollar relative to the U.S. dollar.

Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently.

Item 4.  Controls and Procedures
--------------------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2007. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of April 30, 2007.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 4T. Controls and Procedures
--------------------------------
Not Applicable
--------------

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

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

Item 1A. Risk Factors
---------------------

The risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2007 have not materially changed other than as set forth below.

Obtaining Adequate Financing

The Company is presently in discussions with its lender to amend its Second Amended and Restated Loan and Security Agreement to increase the Revolving Loan Facility's maximum borrowing capacity, under which the Company currently has no additional availability, in order to meet the Company's future liquidity needs. While there can be no assurance, that the Company will be successful in obtaining a new or amended agreement with the lender or in obtaining alternative financing, the Company feels confident it can obtain the necessary financing.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

NONE

Item 3.  Defaults Upon Senior Securities
----------------------------------------

NONE

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

NONE

Item 5.  Other Information
--------------------------

NONE

Item 6.  Exhibits
-----------------

    10.1 Executive Employment Agreement, dated as of May 11, 2007, between Aerospace Products International, Inc. and Ahmed Metwalli.

    10.2 Relocation Expenses Agreement, dated as of May 11, 2007, between Aerospace Products International, Inc. and Ahmed Metwalli.

    10.3 Master Reaffirmation and Amendment No. 1 to Loan Documents, made as of April 27, 2007, by and among Aerospace Products International, Inc., Aerospace Produits International LTEE, First Aviation Services Inc. and TD Banknorth, N.A.

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

                                          First Aviation Services Inc.
                                          ----------------------------
                                                 (Registrant)


Date: June 19, 2007                       /s/ Aaron Hollander
                                          --------------------------------------
                                          Aaron Hollander,
                                          Chairman, Chief Executive Officer and
                                          Director (Principal Executive Officer)


Date: June 19, 2007                       /s/ Bill Reznicek
                                          --------------------------------------
                                          Bill Reznicek,
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

INDEX TO EXHIBITS


Exhibit No.                        Description

    10.1 Executive Employment Agreement, dated as of May 11, 2007, between Aerospace Products International, Inc. and Ahmed Metwalli.

    10.2 Relocation Expenses Agreement, dated as of May 11, 2007, between Aerospace Products International, Inc. and Ahmed Metwalli.

    10.3 Master Reaffirmation and Amendment No. 1 to Loan Documents, made as of April 27, 2007, by and among Aerospace Products International, Inc., Aerospace Produits International LTEE, First Aviation Services Inc. and TD Banknorth, N.A.

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